Form 10-K
period 2017-12-31
Nine Energy Service, Inc.
filed 2018-03-29
CIK 1532286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission File Number: 001-38347

Nine Energy Service, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0759121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Kirby Drive, Suite 200

Houston, TX 77019

(Address of principal executive offices)

(281) 730-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes   ☐       No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes   ☐        No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☐        No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   ☐       No   ☒

The Company was not a public company as of the last business day of its most recently completed second quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at March 21, 2018, was 23,873,583.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2017 (this “Annual Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements may include statements about:

•	the volatility of future oil and natural gas prices;
•	our ability to successfully manage our growth, including risks and uncertainties associated with integrating and retaining key employees of the businesses we acquire;
•	availability of skilled and qualified labor and key management personnel;
•	our ability to accurately predict customer demand and implement price increases for our services;
•	competition in our industry;
•	governmental regulation and taxation of the oil and natural gas industry;
•	environmental liabilities;
•	political and social issues affecting the countries in which we do business;
•	our ability to implement new technologies and services;
•	availability and terms of capital;
•	general economic conditions;
•	benefits of our acquisitions;
•	operating hazards inherent in our industry;
•	the continued influence of SCF-VII, L.P. and SCF-VII(A), L.P. (collectively, “SCF”);
•	our ability to establish and maintain effective internal controls over financial reporting;
•	our ability to operate effectively as a publicly traded company;
•	our financial strategy, budget, projections, operating results, cash flows and liquidity; and
•	our plans, business strategy and objectives, expectations and intentions that are not historical; and
•	other factors disclosed in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

All forward-looking statements speak only as of the date of this Annual Report; we disclaim any obligation to update these statements unless required by law and we caution you not to place undue reliance on them. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A. “Risk factors” and Item 7. “Management’s discussion and analysis of financial condition and results of operations” in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 1.	Business

Overview

Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us” and “our”) is a Delaware corporation that was incorporated in February 2013 through a combination of three service companies owned by SCF.  Nine is a leading North American onshore completion and production services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in both the U.S. and Canada to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.

We provide our comprehensive completion solutions across a diverse set of well-types, including on the most complex, technically demanding unconventional wells. Modern, high-intensity completion techniques are a more effective way for our customers to maximize resource extraction from horizontal oil and gas wells. These completion techniques provide improved estimated ultimate recovery (“EUR”)  per lateral foot and a superior return on investment, which make them attractive to operators despite their associated increased well cost. We compete with a limited number of service companies for the most intricate and demanding projects, which are characterized by extended reach horizontal laterals, increased stage counts per well and increased proppant loading per lateral foot. As stage counts per well increase, so do our operating leverage and returns, as we are able to complete more jobs and stages with the same number of units and crews. Service providers for these demanding projects are selected based on their technical expertise and ability to execute safely and efficiently, rather than only price.

We offer a variety of completion applications and technologies to match customer needs across the broadest addressable completions market. Our comprehensive well solutions range from cementing the well at the initial stages of the completion, preparing the well for stimulation, isolating all the stages of an extended reach lateral, and drilling out plugs and performing associated remedial work as production comes online. Our completion techniques are specifically tailored to the customer and geology of each well. At the initial stage of a well completion, our lab facilities produce customized cementing slurries used to secure the production casing to ensure well integrity throughout the life of the well. Once the casing is in place, we utilize our proprietary tools at the toe (end) of the well, often called stage one, to prepare for the well stimulation process. We provide customers with plug-and-perf or pinpoint frac sleeve system technology to complete the remaining stages of the well. Through our wireline units, we provide plug-and-perf services that, when combined with our fully-composite or dissolvable frac plugs, create perforations to isolate and divert the fracture to the correct stage. Our pinpoint frac sleeve system involves packers, either hydraulic or swellable, to isolate sections of the wellbore and frac sleeves to provide access to each stage for stimulation and production. Our equipment also includes high-specification coiled tubing units and workover rigs that are capable of reaching the farthest depths for the removal of plugs and cleaning of the wellbore to prepare for production. Once a well is producing, we are able to offer a range of production enhancement and well workover services through our fleet of well service rigs and ancillary equipment.

On February 28, 2017, pursuant to the terms and conditions of a combination agreement dated February 3, 2017 (“Combination”), the Company merged with Beckman Production Services, Inc. (“Beckman”) and all of the issued and outstanding shares of Beckman common stock were converted into shares of common stock of Nine Energy Service, Inc., other than 1.6% of Beckman shares paid in cash. Prior to the Combination, SCF-VII, L.P. controlled a majority of the voting interests of Nine and Beckman since February 28, 2011 and July 31, 2012, respectively. The merger of the entities into the combined Company was accounted for using reorganization accounting (i.e., “as if” pooling of interests) for entities under common control.

Our Segments

We operate in two segments: Completion Solutions and Production Solutions. Our Completion Solutions segment provides services integral to the completion of unconventional wells through a full range of tools and methodologies. Our Production Solutions segment provides a range of production enhancement and well workover services that are performed with a well servicing rig and ancillary equipment.

Completion Solutions

The following is a description of the primary service offerings and deployment methods within the Completion Solutions business segment:

Cementing services:  Our cementing services consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well. We currently have three high-quality laboratory facilities capable of designing and testing all of the current industry cement designs. The laboratory facilities operate twenty-four hours a day and are fully staffed by qualified technicians with the latest equipment and modeling software. Additionally, our technicians and engineers ensure that all tests are performed to API specifications and results are delivered to customers promptly. Our cement slurries are designed to achieve the proper cement thickening time, compressive strength and fluid loss control. Our slurries can be modified to address a wide range of downhole needs of our E&P customers, including varying well depths, downhole temperatures, pressures and formation characteristics.

We deploy our slurries by using our customized design twin-pumping units, which are fully redundant, containing two pumps, two hydraulic systems, two mixing pumps and two electrical systems. This significantly decreases our risk of downtime due to mechanical failure and eliminates the necessity to have an additional cementing unit on standby. We have invested in the highest quality cementing equipment, and since 2012, we have deployed only new equipment for use in the fields. As of December 31, 2017, we operated a total of 28 twin-pumping units, each of which has 1,000 horsepower, which we believe is the highest in the industry.

From January 2014 through December 2017, we completed approximately 11,100 cementing jobs, with an on-time rate of approximately 90%. Punctuality of service has become one of the primary metrics that E&P operators use to evaluate the cementing services they receive. Key contributors to our 90% on-time rate include our lab capabilities, personnel, close proximity to our customers’ acreage, dual-sided bulk loading plants and our service-driven culture. In order to further improve punctuality, respond to customers’ demands for providers near their acreage, and gain access to an additional customer base, we built a bulk plant and lab facility in Hobbs, New Mexico, with close proximity to the Delaware Basin. We believe this location will reduce operating expenses due to improved logistics as well as provide cross-selling opportunities for other service lines.

Completion tools: We provide unconventional and conventional downhole solutions and technology used for multistage completions. Our comprehensive completion service offerings are complemented by our unconventional open hole and cemented completion tool products, such as liner hangers and accessories, fracture isolation packers, frac sleeves, stage one prep tools, fully-composite and dissolvable frac plugs and specialty open hole float equipment and centralizers. Our completion tools provide pinpoint frac sleeve system technologies that enable comparable rates per stage while providing more control over fracture initiation. A few examples of our innovative portfolio of completion tools are: (i) the Scorpion Fully-Composite PlugTM, a patented packer-style fully-composite plug designed to provide zonal isolation in a multi-stage well completion; we offer a diverse product group of fully-composite plugs designed for 3.5” to 5.5” well casings as well as a unique Scorpion Extended Range plug, which is used in demanding well applications where operators have to negotiate through internal diameter restrictions, (ii) the Scorpion Dissolvable Plug, a high performance plug designed to provide zonal isolation, is made entirely from proprietary materials that dissolve over time, leaving the wellbore unobstructed for production and eliminating the risk and costs of conventional plug removal, (iii) the SmartStart PLUSTM, an interventionless time-delayed pressure-activated sleeve that we have the exclusive distribution rights to in the northeastern U.S. and with certain customers in other regions, that eliminates the need for tubing or pipe-conveyed perforating when completing the toe stage of horizontal wells, (iv) the Storm Re-Frac PackerTM, a system that allows our customers to re-stimulate their existing wells using standard size plug-and-perf procedures to extend and enhance their production profiles with minimal flow restriction during stimulation, (v) the FlowGunTM, a stage one interventionless casing-conveyed perforating technology that eliminates the need to run wireline or coil tubing and requires no electronic detonation allowing our customers to perform a maximum pressure test and perforate stage one more efficiently with less risk and with no lateral length limitations, (vi) the Coil Frac Sleeve System, a system that utilizes coiled tubing to deploy a resettable frac packer, that we have the exclusive distribution rights to in the U.S., which is used to open and isolate frac sleeves that have been installed as an integral part of the casing, and (vii) the EON Ball Drop system, an interventionless single-size ball activated pinpoint frac sleeve system, that we have exclusive distributions rights to in the U.S. and Canada. Our systems provide completion efficiencies at the wellsite by reducing our customers’ equipment needs and stimulation time and allowing for specific zonal treatment. From March 2011 through December 2017, we deployed approximately 65,000 swell and hydro-mechanical packers and approximately 18,000 frac sleeves for downhole completions.

Additionally, we offer a portfolio of completion technologies used for completing the toe stage of a horizontal well, as well as fully-composite, dissolvable and extended-range frac plugs to isolate stages during plug-and-perf operations.

Wireline services: Our wireline services involve the use of a wireline unit equipped with a spool of wireline that is unwound and lowered into oil and gas wells to convey specialized tools or equipment for well completion, well intervention or pipe recovery. We operate a fleet of modern and “fit-for-purpose” cased hole wireline units designed for operating in unconventional completion operations, with 37 wireline units in the U.S. and 14 wireline units in Canada. Our operation is equipped with the latest technology utilized to service long lateral completions, including head tension tools, ballistic release tools and addressable switches. We currently have wireline units equipped with customized drums to hold up to 40,000 feet of Enviroline. Enviroline is a coated wireline that significantly reduces injector oil use requiring only 5% of the amount needed with standard wireline. Offering a lower dynamic coefficient of friction, Enviroline requires less pump down fluid to operate and is more conducive for reaching further depths in longer laterals.

The majority of our wireline work consists of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth. We deploy proprietary specialized tools like our fully-composite frac plugs through our wireline units. From January 2014 through December 2017, we completed approximately 70,000 wireline stages in the U.S. with a success rate of approximately 99%.

Coiled tubing services: Coiled tubing services perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool in lengths of up to 25,000 feet. Coiled tubing provides a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well using specialized well-control equipment. The live well work capability limits the customer’s risk of formation damage associated with “killing” a well (the temporary placement of heavy fluids in a wellbore to keep reservoir fluids in place), while allowing for safer operations due to minimal equipment handling. Coiled tubing facilitates a variety of services in both new and old wells, such as milling, drilling, fishing, production logging, artificial lift installation, cementing, stimulation and restimulation services. In addition, our units are also used in conjunction with pinpoint hydraulic fracturing operations.

We currently operate 16 coiled tubing units serving the Permian Basin, SCOOP/STACK region and Haynesville markets. Each of our coiled tubing units carries data acquisition and dissemination technology, allowing our customers to monitor jobs via a web interface. Of the 16 coiled tubing units, we consider 11 to be “extended reach” units capable of reaching the toe of wells with total measured depths of 21,500 feet and beyond, including lateral lengths in excess of 12,500 feet, keeping pace with the industry’s most challenging downhole environments. While we specialize in larger-diameter (2 3/8’’ and 2 5/8’’) applications, we also offer 2’’ and 1 1/4’’ diameter solutions to our customers. From April 2014 through December 2017, we have performed approximately 5,900 jobs and deployed more than 115 million running feet of coiled tubing, with a success rate of over 99%.

Production Solutions

The following is a description of the primary service offerings conducted within the Production Solutions business segment:

Well services: Our well servicing business encompasses a full range of services performed with a mobile well servicing rig (or workover rig) and ancillary equipment throughout a well’s life cycle from completion to plugging and abandonment. Our rigs and personnel install and remove downhole equipment and eliminate obstructions in the well to facilitate the flow of oil and natural gas, often immediately increasing a well’s production. We believe the production increases generated by our well services substantially enhance our customers’ returns and significantly reduce their payback periods. Activities performed with our well servicing rigs can range from the milling of plugs following a plug-and-perf completion, to the installation and repair of artificial lift, to the ultimate plug and abandonment of a depleted well. Key components of our well services success include our geographic footprint, employee culture, fleet of rigs and inventory of equipment. Our operations extend across six major onshore U.S. basins, and our employee culture fosters local relationships within this expansive geographic footprint through excellent customer service and basin-level expertise.

We utilize a fleet of more than 100 rigs, approximately 40% of which are capable of performing completion-oriented work. This fleet of rigs and the inventory of equipment maintained at each of our regional locations are tailored to the needs of our customers in each particular basin. The high-specification rigs we utilize are engineered to perform in the most demanding laterals being drilled in the U.S. today. In addition, we also own and operate auxiliary equipment necessary to support the activities of our rigs, swabbing units, hot oilers, high pressure pump trucks, cementers, vacuum trucks and transport tankers in the basins in which we operate. These complementary services facilitate the production enhancement of existing wells or are called upon to plug and abandon a well at the end of its life. From January 2014 through December 2017, we operated more than 900,000 rig hours. According to the Association of Energy Service Companies (“AESC”), only 52% of industry reported well service rigs were active or available from January 2015 through December 2017. In contrast, 66% of our rigs have remained utilized in the same period.

Geographic Areas of Operation

We operate in all major onshore basins in both the U.S. and Canada, including the Permian Basin, Marcellus and Utica Shales, Eagle Ford Shale, SCOOP / STACK Formation, Bakken Formation, Haynesville Formation and Western Canada Sedimentary Basin. We provide our services through strategically placed operating facilities located in-basin throughout North America. This local presence allows us to quickly respond to customer demands and operate efficiently. Additionally, through our extensive footprint, we are able to track and implement best practices around completion and production trends and technology across all divisions and geography.

We believe that our strategic geographic positioning will benefit us as activity increases in our core operating areas. Our broad geographic footprint provides us with exposure to the ongoing recovery in drilling and completion activity and will allow us to opportunistically pursue new business in basins with the most active drilling environments.

For disclosures regarding financial statements about segment information and geographic area, see Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

Seasonality

Our operations are subject to seasonal factors and our overall financial results reflect seasonal variations. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in the northeastern U.S., Michigan, North Dakota, Wyoming and western Canada, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. Lastly, throughout the year heavy rains adversely affect activity levels, as well locations and dirt access roads can become impassible in wet conditions.

Weather conditions also affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the fourth and first quarters, resulting in higher prices in these quarters.

Sales and Marketing

Our sales activities are conducted through a network of sales representatives and business development personnel, which provides us coverage at both the corporate and field level of our customers. Sales representatives work closely with local operations managers to target potential opportunities through strategic focus and planning. Customers are identified as targets based on their drilling and completion activity, geographic location and economic viability. Direction of the sales team is conducted through weekly meetings and daily communication. The Completion Solutions and Production Solutions teams are led by the segment presidents. Our marketing activities are performed internally with input and guidance from a third party marketing agency. Our strategy is based on building a strong North American brand though multiple media outlets including our website, select social media accounts, print, billboard advertisements, press releases and various industry-specific conferences, publications and lectures. We have a technical sales organization with expertise and focus within their specific service line. We focus on organic growth through selling of services and marketing excellence through brand service quality, technology and metrics of success. We accomplish this through communication across sales and operations departments and regions to share best practices and leverage existing customer relationships.

Customers

Our customer base includes a broad range of integrated and independent E&P companies. For the year ended December 31, 2017, our top five customers collectively accounted for approximately 29% of our revenues. For the year ended December 31, 2017, no single customer accounted for 10% or more of our revenues.

Competition

We provide our services and products across the United States and Canada and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies. We believe that the principal competitive factors in the markets we serve are technology offerings, wellsite execution, service quality, technical expertise, equipment capacity, work force competency, efficiency, safety record, reputation and experience. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate our company from our competitors by delivering the highest-quality services, technology and equipment possible, coupled with superior execution and operating efficiency in a safe working environment. By focusing on cultivating our existing customer relationships and maintaining our high standard of customer service, technology, safety, performance and quality of crews, equipment and services, we believe we are equipped for continued growth and success in a competitive market.

Our major competitors for our completion solutions include Halliburton Company, Schlumberger Limited, Baker Hughes Incorporated, Weatherford International Ltd., C&J Energy Services, Inc. and a significant number of locally oriented businesses. Our major competitors for our production solutions include Pioneer Energy Services Corp., Key Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc. and a significant number of locally oriented businesses.

Suppliers

We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations from various suppliers. We are not dependent on any single supplier for those parts, supplies or materials. During the year ended December 31, 2017, one supplier of the materials used in our services provided over 10% of our materials or equipment as a percentage of overall costs.

To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Research & Technology, Intellectual Property

Our engineering and technology efforts are focused on providing efficient and cost-effective solutions to maximize production for our customers across major North American onshore basins. We have dedicated resources focused on the internal development of new technology and equipment, as well as resources focused on sourcing and commercializing new technologies through strategic partnerships. Our sales and earnings are influenced by our ability to successfully introduce new or improved products and services to the market.

We have developed a suite of proprietary downhole tools, products and techniques through both internal resources, as well as strategic partnerships with manufacturers and engineering companies looking for a reliable and expansive channel to market. Examples of our technology includes:

•

Scorpion Fully-Composite PlugTM: Our patented packer-style fully-composite plug is designed to provide zonal isolation in a multi-stage well completion. We offer a diverse product group of fully-composite plugs for the use in 3.5” to 5.5” well casings used today, as well as a unique Scorpion Extended Range plug offering. Our Extended Range plugs are used in demanding well applications where operators have to negotiate tough mechanical casing internal diameter restrictions. With the Scorpion plug’s shorter length, nonmetallic casing anchor slips and robust engineered design, our plugs provide superior reliability and greatly reduced drill-out times.

•

Scorpion Dissolvable Plug: We developed and completed successful trials of our Scorpion Dissolvable Plug, a high performance plug designed to provide zonal isolation that is made entirely from proprietary materials that dissolve over time based on temperature and salinity. The Dissolvable plug has a large ID to assist immediate flowback, while ultimately leaving the wellbore unobstructed for production and eliminating the risk and costs of conventional plug removal.

•

SmartStart PLUSTM: We currently have exclusive distribution rights in the northeastern U.S. and with certain customers in other regions for the SmartStart frac valve. The SmartStart frac valve is an interventionless time-delayed pressure-activated frac sleeve that eliminates the need for tubing or pipe conveyed perforating when completing the toe stage of horizontal wells. The SmartStart frac valve is deployed on production string and allows operators to achieve a maximum casing pressure test and begin frac operations up to nine times faster, greatly cutting cost and reducing risk during toe stage completions.

•

Storm Re-Frac PackerTM: We currently have an exclusive North American arrangement to deploy the Storm Re-Frac Packer, a system that allows our customers to re-stimulate their existing wells using standard size plug-and-perf procedures to extend and enhance their production profiles with minimal flow restriction during stimulation. Our systems provide completion efficiencies at the wellsite by reducing our customers’ equipment needs and stimulation time and allowing for specific zonal treatment.

•

FlowGunTM: Our patented FlowGun technology is a stage one interventionless casing-conveyed perforating technology that eliminates the need to run wireline or coil tubing and requires no electronic detonation. This technology allows customers to perform a maximum pressure test, perforate stage one more efficiently with less risk and with no lateral length limitations. The FlowGun manages several downhole jobs with one tool and one crew, increasing efficiency with the entire process taking no more than one hour.

•

EON Ball Drop System: We have an exclusive North American arrangement to provide the EON Single Size Ball Drop Sleeve System. This completely interventionless completion tool system can be used in both cemented and non-cemented applications and utilizes a single-size ball to activate pinpoint frac sleeves run downhole on the well casing. This system enables operators to reduce their footprint and time on the well site creating efficiencies and reducing costs.

•

Coil Frac Sleeve System: We currently have an agreement to be the exclusive provider of a Coil Frac Sleeve System in the United States. This system utilizes coiled tubing to deploy a resettable frac packer which is used to open and isolate frac sleeves that have been installed as an integral part of the casing. This frac packer can also be used where no frac sleeves have been installed by abrasive cutting perforations in the casing.

We strike strategic alliances with manufacturing and technology companies to be the exclusive distributor and service provider of downhole technology across a variety of basins in North America. In these partnerships, we have exclusive rights to market and sell technology unavailable to any other service providers in the designated regions. With these partnerships, we sell the technology directly to the customer and order from the manufacturer on an as-needed basis, with no minimum volume requirements and without having to hold excess inventory.

We currently hold seven U.S. and two Canadian patents and two pending U.S. and three pending Canadian patent applications relating to our Scorpion Fully-Composite PlugTM. We also have five U.S. patents, one Canadian patent, two pending U.S. and one pending Canadian patent application relating to our FlowGunTM completion tool. In addition, we have entered into strategic partnerships with respect to the SmartStart PLUSTM toe valve, QuickStartTM frac valve, Coil Frac Sleeve System, EON Ball Drop System, and the StormTM, ForceTM, CenturionTM completion product line for the frac and re-frac market. Although in the aggregate our patents, licenses and strategic partnerships are important to us, we do not regard any single patent, license or strategic partnership as critical or essential to our business as a whole. In general, we depend on our technological capabilities, customer service oriented culture and application of our know-how to distinguish ourselves from our competitors, rather than our right to exclude others through patents or exclusive licenses. We also consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skill of our personnel to be more important than our registered intellectual property in our ability to compete.

We believe we have become a “go-to” service provider for piloting new technologies across North America because of our service quality, execution at the wellsite and scale. These strategic partnerships provide us and our customers with access to unique downhole technology from independent innovators. This also allows us to minimize exposure to potential technology adoption risks and the significant costs associated with developing and implementing R&D internally. Our internal resources are focused on evolving our existing proprietary tools to stay on trend and ensure quicker, lower completion and production costs for our customers.

Risk Management and Insurance

Our operations are subject to hazards inherent in the oil and natural gas industry, including, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills and hazardous materials spills. These conditions can cause:

•	personal injury or loss of life;
•	damage to, or destruction of property, the environment and wildlife; and
•	the suspension of our or our customers’ operations.

In addition, claims for loss of oil and gas production and damage to formations can occur in the oilfield services industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in us being named as a defendant in lawsuits asserting large claims.

Because our business involves the transportation of heavy equipment and materials, we may also experience traffic accidents which may result in spills, property damage and personal injury.

Despite our efforts to maintain high safety standards, from time to time, we have suffered accidents, and there is a risk that we will experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, and our relationship with customers, employees and regulatory agencies. In particular, in recent years many of our large customers have placed an increased emphasis on the safety records of their service providers. Any significant increase in the frequency or severity of these incidents, or the general level of compensatory payments, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.

We maintain insurance coverage of types and amounts that we believe to be customary in the industry including workers’ compensation, employer’s liability, claims based pollution, umbrella, comprehensive commercial general liability, business automobile and property. Our insurance coverage may be inadequate to cover our liabilities. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable or on terms as favorable as our current arrangements.

We endeavor to allocate potential liabilities and risks between the parties in our MSAs. We retain the risk for any liability not indemnified by our customers in excess of our insurance coverage. These MSAs delineate our and our customers’ respective warranty and indemnification obligations with respect to the services we provide. We endeavor to negotiate MSAs with our customers that provide, among other things, that we and our customers assume (without regard to fault) liability for damages to our respective personnel and property. For catastrophic losses, we endeavor to negotiate MSAs that include industry-standard carve-outs from the knock-for-knock indemnities. Additionally, our MSAs often provide carve-outs to the “without regard to fault” concept that would permit, for example, us to be held responsible for events of catastrophic loss only if they arise as a result of our gross negligence or willful misconduct. Our MSAs typically provide for industry-standard pollution indemnities, pursuant to which we assume liability for surface pollution associated with our equipment and originating above the surface (without regard to fault), and our customer assumes (without regard to fault) liability arising from all other pollution, including, without limitation, underground pollution and pollution emanating from the wellbore as a result of an explosion, fire or blowout.

The summary of MSAs set forth above is a summary of the material terms of the typical MSA that we have in place and does not reflect every MSA that we have entered into or may enter into in the future, some of which may contain indemnity structures and risk allocations between our customers and us that are different than those described here.

Employees

As of December 31, 2017, we had 1,772 employees (all of which were full time). Of our total employees, 1,685 were in the United States and 87 were in Canada. We are not a party to any collective bargaining agreements.

Government Regulations and Environmental, Health and Safety Matters

Our operations are subject to numerous stringent and complex laws and regulations at the U.S. federal, state and local levels governing the release, disposal or discharge of materials into the environment, health and safety aspects of our operations, or otherwise relating to environmental protection. In addition, due to our operations in Canada, we are also subject to Canadian environment statutes and regulations. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements and the imposition of injunctions or other orders to prohibit certain activities, restrict certain operations or force future compliance with environmental requirements.

There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons, other hazardous substances and wastes, as a result of air emissions and wastewater discharges related to our operations, and because of historical operations and waste disposal practices. Spills or other releases of regulated substances, including such spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted.

The following is a summary of some of the existing laws, rules and regulations to which we are subject.

Hazardous substances and waste handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the U.S. Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many E&P wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas E&P wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas E&P wastes now classified as non-hazardous could be classified as hazardous waste in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain E&P related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If the EPA proposes rulemaking for revised oil and gas regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of its customers, which could in turn reduce demand for our services and adversely affect our business.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Worker Health and Safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes requires maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities and citizens. The Federal Motor Carrier Safety Administration regulating and providing safety oversight of commercial motor vehicles, the EPA establishing requirements to protect human health and the environment, the federal Bureau of Alcohol, Tobacco, Firearms and Explosives establishing requirements for the safe use and storage of explosives, and the federal Nuclear Regulatory Commission establishing requirements for the protection against ionizing radiation. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with these laws and regulations.

Transportation safety and compliance

Operating a fleet in excess of 1,100 commercial motor vehicles, we are subject to a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for Interstate travel, and comparable state regulations for Intrastate travel. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In September 2015, a new EPA and U.S. Army Corps of Engineers (the “Corps”) rule defining the scope of federal jurisdiction over wetlands and other waters became effective (the “Clean Water Rule”). The Clean Water Rule was previously stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases challenging the rule. The EPA and the Corps issued a proposed rulemaking in June 2017 to repeal the Clean Water Rule, and announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction. Recently, in January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts to hear challenges to the Clean Water Rule; following which, the previously-filed district court cases have been allowed to proceed. Following the Supreme Court’s decision, the EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 rule for two years while the agencies reconsider the rule. Multiple states and environmental groups have challenged the stay. As a result, future implementation of the rule is uncertain at this time. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. In addition, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion. In November 2017, the EPA published a list of areas that are in compliance with the new ozone standard and, separately in December 2017, issued responses to state recommendations for designating non-attainment areas. States have the opportunity to submit new air quality monitoring to the EPA prior to the EPA finalizing any non-attainment designations. The EPA intends to issue final attainment status designations during the first half of 2018.  State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

The EPA has determined that emissions of greenhouse gases, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The EPA has established greenhouse gas emission reporting requirements for sources in the oil and gas sector, and has also promulgated rules requiring certain large stationary sources of greenhouse gases to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Although we are not likely to become subject to greenhouse gas emissions permitting and best available control technology requirements because none of our facilities are presently major sources of greenhouse gas emissions, such requirements could become applicable to our customers and could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting our business, financial condition and results of operations.

Also, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and many states have already have established regional greenhouse gas “cap- and-trade” programs. The adoption of any legislation or regulation that restricts emissions of greenhouse gases from the equipment and operations of our customers or with respect to the oil and natural gas they produce could adversely affect demand for our products and services. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.

Hydraulic Fracturing

Our businesses are dependent on hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In 2016, the EPA issued final regulations under the CAA establishing performance standards, including standards for the capture of methane emissions released during hydraulic fracturing. However, over the past year the EPA has taken several steps to delay implementation of its methane standards, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of the 2016 methane standards in their entirety. The EPA has not yet published a final rule but, as a result of these developments, future implementation of the 2016 standards is uncertain at this time.  Various industry and environmental groups have separately challenged both the original standards and the EPA’s attempts to delay implementation of the rule. The U.S. Bureau of Land Management (“BLM”) previously finalized similar limitations on methane emissions from venting and flaring and leaking equipment from oil and natural gas activities on public lands, but proposed to repeal those standards in February 2018. Several states have announced their intent to file judicial challenges against any attempt to repeal the BLM methane rules.  As a result, future implementation of both the EPA and BLM methane rules is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other greenhouse gas emissions from the oil and gas industry remain a possibility.

The EPA has also issued effluent limitation guidelines that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM had previously issued final rules in March 2015 imposing stringent standards for performing hydraulic fracturing on federal and Native American lands; however, the agency finalized a separate rulemaking in December 2017 repealing its hydraulic fracturing rules. Several states and environmental groups have challenged the repeal in federal court. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations, but additional regulatory burdens on our customers could ultimately result in decreased demand for our services.

Various studies analyzing the potential environmental impacts of hydraulic fracturing have also been performed. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. As described elsewhere in this Annual Report, these risks are regulated under various state, federal, and local laws.

Some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York and Vermont have banned or are in the process of banning the use of high volume hydraulic fracturing. Alternatively, some municipalities are or have considered zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects and results of operations if such additional permitting requirements are imposed upon our industry. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could reduce our business by making it more difficult or costly for their customers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, the business and operations of our customers could be subject to additional permitting requirements, and also to attendant permitting delays, increased operating and compliance costs and process prohibitions, which could have an adverse effect on our business, financial condition and results of operations.

Item 1A.	Risk Factors

We face many challenges and risks in the industry in which we operate. You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements.” The risks and uncertainties described are not the only ones we face. Additional risk factors not presently known to us or which we currently consider immaterial may also adversely affect our business, financial condition or future results. If any of these risks were actually to occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to our Business and our Industry

Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry in North America, and the level of such activity is volatile. Our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

Our business is cyclical, and we depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, which, in turn, largely depends on prevailing industry and financial market conditions that are influenced by numerous factors beyond our control, including:

•	the level of prices, and expectations about future prices, for oil and natural gas;
•	the domestic and foreign supply of, and demand for, oil and natural gas and related products;
•	the level of global and domestic oil and natural gas production;
•	the supply of and demand for hydraulic fracturing and other oilfield services and equipment in North America;

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	available pipeline, storage and other transportation capacity;
•	worldwide political, military and economic conditions;
•	lead times associated with acquiring equipment and products and availability of qualified personnel;
•	the discovery rates of new oil and natural gas reserves;
•

federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as E&P activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	economic and political conditions in oil and natural gas producing countries;
•

actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production levels, including announcements of potential changes to such levels;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas so as to minimize emissions of carbon dioxide, a greenhouse gas;
•	the price and availability of alternative fuels and energy sources;
•	global weather conditions and natural disasters; and
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to access capital.

A decline in oil and natural gas commodity prices may adversely affect the demand for our services and the rates we are able to charge.

The demand for our services and the rates we are able to charge are primarily influenced by current and anticipated oil and natural gas commodity prices and the related level of capital spending and drilling and completion activity in the areas in which we have operations. Volatility or weakness in oil and natural gas commodity prices (or the perception that oil and natural gas commodity prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. The products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. As a result, we may experience lower utilization of, and may be unable to increase rates or be forced to lower our rates for, our equipment and services in weak oil and natural gas commodity price environments. For example, between the third quarter of 2014 and the first quarter of 2016, oil and natural gas commodity prices declined significantly, which resulted in most of our customers reducing their exploration, development and production activities, which in turn resulted in a reduction in the demand for our services, as well as the rates we were able to charge and the utilization of our assets, during this period as compared to levels in mid-2014. Reduced discovery rates of new oil and natural gas reserves in our market areas as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent the reduced number of wells for us to service more than offsets increasing completion activity and intensity.

Historically, oil and natural gas commodity prices have been extremely volatile. During the past six years, the posted price for West Texas Intermediate oil has ranged from a low of $26.19 per Bbl in February 2016 to a high of $113.39 per Bbl in April 2011, and the Henry Hub spot market price of gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $7.51 per MMBtu in January 2010. Oil and natural gas commodity prices are expected to continue to be volatile. For example, in 2017, oil prices increased to a high of $60.46 in December 2017, following a low of $42.48 in June 2017. This environment could cause prices to remain at current levels or fall to lower levels. If the prices of oil and natural gas reverse their recent increases, our business, financial condition, results of operations, cash flows and prospects may be materially and adversely affected.

Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry.

A prolonged economic slowdown or recession in North America, adverse events relating to the energy industry or regional, national and global economic conditions and factors, particularly a slowdown in the E&P industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased exploration and development spending by our customers, decreased demand for oil and natural gas and decreased prices for oil and natural gas.

We may be unable to employ, or maintain the employment of, a sufficient number of key employees, technical personnel and other skilled and qualified workers.

The delivery of our services and products requires personnel with specialized skills and experience, including personnel who can perform physically demanding work. Our ability to be profitable and productive will depend upon our ability to employ and retain skilled workers. Workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment as a result of the volatility in the oilfield service industry and the demanding nature of our work. In addition, the shortage of fixed housing and the lack of employee housing in certain areas where we operate could make it difficult for us to attract and retain quality, long-term personnel. The right-sizing of our and our competitors’ labor force over the recent sustained period of commodity price declines, as well as a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand, has resulted in a reduction of the available skilled labor force to service the energy industry, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wage rates. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

We may be unable to implement price increases or maintain existing prices on our services.

We periodically seek to increase the prices on our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining, our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, wireline units and coiled tubing units, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase prices.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs increase could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our operations are subject to conditions inherent in the oilfield services industry.

Conditions inherent in the oil and natural gas industry can cause personal injury or loss of life, disruption or suspension in operations, damage to geological formations, damage to facilities, substantial revenue loss, business interruption and damage to, or destruction of, property, equipment and the environment. Such risks may include, but are not limited to:

•	equipment defects;
•	liabilities arising from accidents or damage involving our fleet of trucks and other equipment;
•	explosions and uncontrollable flows of gas or well fluids;
•	unusual or unexpected geological formations or pressures and industrial accidents;
•	blowouts;
•	fires;
•	cratering;
•	loss of well control;
•	collapse of the borehole; and
•	damaged or lost equipment.

Defects or other performance problems in the products that we sell or services that we offer could result in our customers seeking damages from us for losses associated with these defects or other performance problems. In addition, our completion and production services could become a source of spills or releases of fluids, including chemicals used during hydraulic fracturing activities, at the site where such services are performed, or could result in the discharge of such fluids into underground formations that were not targeted for fracturing or well completion activities, such as potable aquifers, or at third party properties. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages and could result in a variety of claims, losses and remedial obligations that could have an adverse effect on our business and results of operations. For example, on August 31, 2017, an incident occurred at a wellsite operated by Pioneer Natural Resources resulting in the death of an employee of one of our subsidiaries. The subsidiary is a defendant in a lawsuit related to this incident. The existence, frequency and severity of such incidents could affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable or otherwise experience material defects in our products or performance problems, which could cause us to lose customers and substantial revenue, and any litigation or claims, even if fully indemnified or insured, could negatively affect our reputation with our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

We have operated at a loss in the past, and there is no assurance of our profitability in the future.

Historically, we have experienced periods of low demand for our services and have incurred operating losses. In the future, we may not be able to reduce our costs, increase our revenues or reduce our debt service obligations sufficiently to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.

Restrictions in our debt agreements could limit our growth and our ability to engage in certain activities.

We made term loan borrowings of $125 million under our credit facility concurrently with the consummation of our initial public offering (our “IPO”). The operating and financial restrictions and covenants in our credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our credit facility restricts or limits our ability to:

•	pay dividends and move cash;
•	grant liens;
•	incur additional indebtedness;
•	engage in a merger, consolidation or dissolution;
•	enter into transactions with affiliates;
•	sell or otherwise dispose of assets, businesses and operations;
•	materially alter the character of our business as conducted at the closing of our IPO; and
•	make acquisitions and investments.

Furthermore, our credit facility contains certain other operating covenants. Our ability to comply with the covenants and restrictions contained in our credit facility, and, as of the end of each quarter, compliance with a leverage ratio, an asset coverage ratio and a fixed charge coverage ratio, may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. Any violation of the restrictions, covenants, or ratio tests in our credit facility could result in an event of default, which may cause a significant portion of our indebtedness becoming immediately due and payable, and our lenders’ commitment to provide further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our credit facility or any new indebtedness could have similar or greater restrictions. For more information about our credit facility, please read “Management’s discussion and analysis of financial condition and results of operations—Our credit facilities—Our credit facility.”

We may incur additional indebtedness or issue additional equity securities to execute our long-term growth strategy, which may reduce our profitability or result in significant dilution to our stockholders.

We may require additional capital in the future to develop and execute our long-term growth strategy. For the years ended December 31, 2016 and 2017, we incurred approximately $9.1 million and $45.2 million, respectively, in capital expenditures and our capital expenditure budget for 2018, excluding possible acquisitions, is expected to be between $53 million and $57 million. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors including expected industry activity levels and company initiatives. We believe the net proceeds from our IPO and borrowings under our credit facility, together with cash flows from operations, should be sufficient to fund our capital requirements for the next twelve months. If we incur additional indebtedness or issue additional equity securities, our profitability may be reduced and our stockholders may experience significant dilution.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under applicable debt instruments, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For example, as of December 31, 2017, we had $119.9 million of debt outstanding under the Former Nine Credit Facility and $122.3 million of debt outstanding under the Former Beckman Credit Facility. As of

December 31, 2016, we had $120.6 million of debt outstanding under the Former Nine Credit Facility that was then scheduled to mature on January 1, 2018, which was within twelve months of the date of the issuance of our audited financial statements and thereby resulted in a “going concern” paragraph being included in our independent registered public accounting firm’s audit report. Delivery of audited financial statements including a going concern qualification would result in an event of default under the Former Nine Credit Facility absent an amendment or waiver. On March 23, 2017, we received the requisite waiver from the lenders under the Former Nine Credit Facility with respect to this potential event of default. On August 2, 2017, we also entered into an amendment to the Former Nine Credit Facility, which extended the maturity to May 31, 2018. We repaid the Former Nine Credit Facility and the Former Beckman Credit Facility in full with a portion of the proceeds from our IPO and $125 million of term loan borrowings under our new credit facility. However, our ability to satisfy our liquidity requirements going forward will depend on our future operating performance, which is affected by prevailing economic and competitive conditions, the level of drilling and completions activities in the North American E&P industry, and financial, business and other factors, many of which are beyond our control.

If our cash flows and capital resources are insufficient to fund debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. Our ability to restructure or refinance indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet scheduled debt service obligations.

Our current and potential competitors may have longer operating histories, significantly greater financial or technical resources and greater name recognition than we do.

The oilfield services industry is highly competitive and fragmented and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. The oilfield services industry competes primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time. We believe the principal competitive factors in the market areas we serve include price, equipment quality, supply chains, balance sheet strength and financial condition, product and service quality, safety record, availability of crews and equipment and technical proficiency.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. The greater size of many of our competitors provides them with cost advantages as a result of their economies of scale and their ability to obtain volume discounts and purchase raw materials at lower prices. As a result, such competitors may have stronger bargaining power with their suppliers and have an advantage over us in pricing as well as securing a sufficient supply of raw materials during times of shortage. Many of our competitors also have better brand name recognition, stronger presence in more geographic markets, more established distribution networks, larger customer bases, more in-depth knowledge of the target markets, and the ability to provide a much broader array of services. Some of our competitors may also be able to devote greater resources to the research and development, promotion and sale of their products and better withstand the evolving industry standards and changes in market conditions as compared to us. Our operations may be adversely affected if our competitors introduce new products or services with better features, performance, prices or other characteristics than our products and services or expand into service areas where we operate. Our operations may also be adversely affected if our competitors are able to respond more quickly to new or emerging technologies and services and changes in customer requirements.

Competitive pressures could reduce our market share or require us to reduce the price of our services and products, particularly during industry downturns, either of which would harm our business and operating results. Significant increases in overall market capacity have also caused active price competition and led to lower pricing and utilization levels for our services and products. The competitive environment has intensified since the recent industry downturn that began in late 2014, which caused an oversupply of, and reduced demand for, oilfield services, and we have seen substantial reductions in the prices we can charge for our services. Any significant future increase in overall market capacity for completion and production services may adversely affect our business, financial condition and results of operations.

Fuel conservation measures may reduce oil and natural gas demand.

Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal, fuel cells and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.

Our success may be affected by our ability to implement new technologies and services. Additionally, we rely on a limited number of manufacturers to produce the proprietary products used in the provision of our services, which exposes us to risks.

Our success may be affected by the ongoing development and implementation of new product designs, methods and improvements, and our ability to protect, obtain and maintain intellectual property assets related to these developments. If we are not able to obtain patent or other protection of our technology, it may not be economical for us to continue to develop systems, services and technologies to meet evolving industry requirements at prices acceptable to our customers. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Although we take measures to ensure that we use advanced technologies, changes in technology or improvements in our competitors’ equipment could make our equipment less competitive or require significant capital investments to keep our equipment competitive.

We currently rely on a limited number of manufacturers for production of the proprietary products used in the provision of our services. Termination of the manufacturing relationship with any of these manufacturers could affect our ability to provide services to our customers. Though other alternate sources of supply for our proprietary products exist, we would need to establish relationships with new manufacturers, which could potentially involve significant expense and delay. Any protracted curtailment or interruptions of the supply of any of our key products, whether or not as a result or termination of our manufacturing relationships, could have a material adverse effect on our financial condition, business and results of operations.

Some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and development of new systems, services and technologies and may have a larger number of manufacturers for their products or ability to manufacture their own products. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage if we are not able to develop and implement new technologies or products on a timely basis or at an acceptable cost. If we are unable to compete effectively given these risks, our business and results of operations could be affected.

Our success may be affected by the use and protection of our proprietary technology as well as our ability to enter into license agreements. There are limitations to our intellectual property rights and, thus, our right to exclude others from the use of such proprietary technology.

Our success may be affected by our development and implementation of new product designs and improvements and by our ability to protect, obtain and maintain intellectual property assets related to these developments. We rely on a combination of patents and trade secret laws to establish and protect this proprietary technology. We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology, as well as a combination of trade secrets and copyright law, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. In addition, we are a party to and rely on several arrangements with third parties, which give us exclusive distribution rights to certain product offerings with desirable intellectual property assets, and we may enter into similar arrangements in the future. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. We cannot assure you that competitors will not infringe upon, misappropriate, violate or challenge our intellectual property rights in the future. If we are not able to adequately protect or enforce our intellectual property rights, such intellectual property rights may not provide significant value to our business, results of operations or financial condition.

Moreover, our rights in our confidential information, trade secrets, and confidential know-how will not prevent third parties from independently developing similar technologies or duplicating such technologies. Publicly available information (e.g., information in issued patents, published patent applications and scientific literature) can be used by third parties to independently develop technology, and we cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology. In addition, while we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Further, with respect to exclusive third-party arrangements, these arrangements could be terminated, which would result in our inability to provide the services and/or products covered by such arrangements.

We may be adversely affected by disputes regarding intellectual property rights and the value of our intellectual property rights is uncertain.

We may become involved in dispute resolution proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution proceedings, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate dispute resolution proceedings against us by asserting that our businesses infringe, impair, misappropriate, dilute or otherwise violate another party’s intellectual property rights. We may not prevail in any such dispute resolution proceedings, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such dispute resolution proceedings may have an adverse effect on our business, operating results and financial condition. Any dispute resolution proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, regardless of its outcome.

We are exposed to the credit risk of our customers, and the deterioration of the financial condition of our customers could adversely affect our financial results.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the domestic and Canadian E&P industry which, as described above, is subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects and/or results of operations. In the course of our business we hold accounts receivable from our customers. In the event of the financial distress or bankruptcy of a customer, we could lose all or a portion of such outstanding accounts receivable associated with that customer. Further, if a customer was to enter into bankruptcy, it could also result in the cancellation of all or a portion of our service contracts with such customer at significant expense or loss of expected revenues to us.

In addition, during times when the oil or natural gas markets weaken, our customers are more likely to experience financial difficulties, including being unable to access debt or equity financing, which could result in a reduction in our customers’ spending for our services.

Our assets require capital for maintenance, upgrades and refurbishment, and we may require capital expenditures for new equipment.

Our equipment requires capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. For the years ended December 31, 2016 and 2017, we spent approximately $3.8 million and $9.6 million, respectively, on capital expenditures related to maintenance. Our equipment typically does not generate revenue while it is undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase costs.

We may record losses or impairment charges related to idle assets or assets that we sell.

Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. These events could result in the recognition of impairment charges that increase our net loss. In 2015, we recognized $35.5 million of goodwill impairment charges for two operating units.  In 2016, we recognized $12.2 million of goodwill impairment in one of our operating units due to persistent low completions activity in the market where the unit operates. In 2017, we recognized $31.5 million of goodwill impairment and $3.8 million of impairment to intangible assets in one of our operating units, due to a general decline in activity coupled with a methodology transition from open hole to cemented completions. Significant impairment charges as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.

Competition among oilfield service and equipment providers is affected by each provider’s reputation for safety and quality.

Our activities are subject to a wide range of national, state and local occupational health and safety laws and regulations. In addition, customers maintain their own compliance and reporting requirements. Failure to comply with these health and safety laws and regulations, or failure to comply with our customers’ compliance or reporting requirements, could tarnish our reputation for safety and quality and have a material adverse effect on our competitive position.

Seasonal and adverse weather conditions adversely affect demand for services and operations.

Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes, tropical storms and severe cold weather, may interrupt or curtail operations, or customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in the northeastern U.S., Michigan, North Dakota, Wyoming and western Canada, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. For the years ended December 31, 2016 and 2017, we generated approximately 4.4% and 4.0%, respectively, of our revenue from our operations in western Canada. Lastly, throughout the year heavy rains adversely affect activity levels, as well locations and dirt access roads can become impassible in wet conditions.

Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

The growth of our business through acquisitions may expose us to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions and the potential for increased leverage or debt service requirements.

As a component of our business strategy, we have pursued and intend to continue to pursue selected, accretive acquisitions of complementary assets, businesses and technologies. Acquisitions involve numerous risks, including:

•	unanticipated costs and assumption of liabilities and exposure to unforeseen liabilities of acquired businesses, including, but not limited to, environmental liabilities;
•	difficulties in integrating the operations and assets of the acquired business and the acquired personnel;
•	limitations on our ability to properly assess and maintain an effective internal control environment over an acquired business, in order to comply with public reporting requirements;
•	potential losses of key employees and customers of the acquired businesses;
•	inability to commercially develop acquired technologies;
•	risks of entering markets in which we have limited prior experience; and
•	increases in our expenses and working capital requirements.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a disproportionate amount of management attention and financial and other resources. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

In addition to potential future acquisitions, the ongoing integration of our business in connection with the Combination present a number of risks that could affect our results of operations. In particular, integrating the businesses from the Combination is difficult and involves a number of special risks, including the diversion of management’s attention to the assimilation of the operations, the unpredictability of costs related to the Combination and the difficulty of integration of the businesses, products, services, technology and employees. The ability to achieve the anticipated benefits of the Combination will depend, in part, upon whether the integration of the various businesses, products, services, technology and employees is accomplished in an efficient and effective manner, and there can be no assurance that this will occur.

Furthermore, we may not have sufficient capital resources to complete additional acquisitions. Historically, we have financed acquisitions primarily with funding from our equity investors, cash generated by operations and borrowings under debt facilities. We may incur substantial indebtedness to finance future acquisitions and also may issue equity, debt or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible securities could be dilutive to our existing stockholders. Furthermore, we may not be able to obtain additional financing on satisfactory terms. Even if we have access to the necessary capital, we may be unable to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms or successfully acquire identified targets.

Our ability to grow through acquisitions and manage growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. The inability to effectively manage the integration of acquisitions could reduce our focus on current operations and subsequent acquisitions, which, in turn, could negatively impact our earnings and growth. Our financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

We are subject to federal, state and local laws and regulations regarding issues of health, safety and protection of the environment. Under these laws and regulations, we may become liable for penalties, damages or costs of remediation or other corrective measures. Any changes in laws or government regulations could increase our costs of doing business.

Our operations are subject to stringent federal, state, local and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, greenhouse gasses, nonattainment areas, the environment, occupational health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition.

If we do not perform our operations in accordance with government, industry, customer, or our own stringent occupational safety, health and environmental standards, we could lose business from our customers, many of whom have an increased focus on environmental and safety issues.

We are subject to the EPA, the U.S. Department of Transportation (the “DOT”), U.S. Nuclear Regulation Commission, Bureau of Alcohol, Tobacco, Firearms and Explosives, OSHA and state regulatory agencies that regulate operations to prevent air, soil and water pollution. The energy extraction sector is one of the sectors designated for increased enforcement by the EPA, which will continue to regulate our industry in the years to come, potentially resulting in additional regulations that could have a material adverse impact on our business, prospects or financial condition.

The EPA regulates air emissions from all engines, including off-road diesel engines that are used by us to power equipment in the field under the federal Clean Air Act’s (“CAA”) Tier 4 emission standards. The Tier 4 standards require substantial reductions in emissions of particulate matter and nitrous oxide from off-road diesel engines. Such emission reductions can be achieved through the use of appropriate control technologies. Under these U.S. emission control regulations, we could be limited in the number of certain off-road diesel engines we can purchase if we are unable to find a sufficient number of Tier 4-compliant engines from manufacturers. Further, these emission control regulations could result in increased capital and operating costs.

Changes in environmental laws and regulations could lead to material increases in our costs, and liability exposure, for future environmental compliance and remediation. Additionally, if we expand the size or scope of our operations, we could be subject to regulatory requirements that are more stringent than the requirements under which we are currently allowed to operate or require additional authorizations to continue operations. Compliance with this additional regulatory burden could increase our operating or other costs.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could prohibit, restrict or limit hydraulic fracturing operations, or increase our operating costs.

Our businesses are dependent on hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In 2016, the EPA issued final regulations under the CAA establishing performance standards, including standards for the capture of methane emissions released during hydraulic fracturing. However, over the past year the EPA has taken several steps to delay implementation of its methane standards, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of the 2016 methane standards in their entirety. The EPA has not yet published a final rule but, as a result of these developments, future implementation of the 2016 standards is uncertain at this time.  Various industry and environmental groups have separately challenged both the original standards and EPA’s attempts to delay implementation of the rule. The BLM previously finalized similar limitations on methane emissions from venting and flaring and leaking equipment from oil and natural gas activities on public lands, but proposed to repeal those standards in February 2018. Several states have announced their intent to file judicial challenges against any attempt to repeal the BLM methane rules.  As a result, future implementation of both the EPA and BLM methane rules is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other greenhouse gas emissions from the oil and gas industry remain a possibility.

The EPA has also issued effluent limitation guidelines that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM had previously issued final rules in March 2015 imposing stringent standards for performing hydraulic fracturing on federal and Native American lands; however, the agency finalized a separate rulemaking in December 2017 repealing its hydraulic fracturing rules. Several states and environmental groups have challenged the repeal in federal court. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations, but additional regulatory burdens on our customers could ultimately result in decreased demand for our services.

Various studies analyzing the potential environmental impacts of hydraulic fracturing have also been performed. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. As described elsewhere in this Annual Report, these risks are regulated under various state, federal and local laws.

Some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York and Vermont have banned or are in the process of banning the use of high volume hydraulic fracturing. Alternatively, some municipalities are or have considered zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects and results of operations if such additional permitting requirements are imposed upon our industry. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could reduce our business by making it more difficult or costly for their customers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, the business and operations of our customers could be subject to additional permitting requirements, and also to attendant permitting delays, increased operating and compliance costs and process prohibitions, which could have an adverse effect on our business, financial condition and results of operations.

Existing or future laws and regulations related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture and use of greenhouse gasses that could have a material adverse effect on our business, results of operations, prospects and financial condition.

Changes in environmental requirements related to greenhouse gas emissions and climate change may negatively impact demand for our services. For example, oil and natural gas E&P may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. Federal, state and local agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration and use of greenhouse gasses that could have a material adverse effect on our business, results of operations, prospects and financial condition. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.

Studies by both state or federal agencies demonstrating a correlation between earthquakes and oil and natural gas activities could result in increased regulatory and operational burdens.

In light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. A 2015 U.S. Geological Survey report identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.  Any regulation that restricts the ability of our customers to dispose of produced waters or increases their cost of doing business could cause them to curtail operation, which in turn could decrease demand for our services and have a material adverse effect on our business.

We may be subject to claims for personal injury and property damage or other litigation, which could materially adversely affect our financial condition, prospects and results of operations.

Our services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. As the wells we service continue to become more complex, our exposure to such inherent risks becomes greater as downhole risks increase exponentially with an increase in complexity and lateral length. Our operations are also exposed to risks of labor organizing and risks of claims for alleged employment-related liabilities, including risks of claims related to alleged wrongful termination or discrimination, wage payment practices, retaliation claims and other human resource related matters. Litigation arising from operations where our facilities are located, or our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. For example, transportation of heavy equipment creates the potential for our trucks to become involved in roadway accidents, which in turn could result in personal injury or property damages lawsuits being filed against us.

We maintain what we believe is customary and reasonable insurance to protect our business against most potential losses, but such insurance may not be adequate to cover our liabilities, especially as the inherent risks in our operations increase with increasing well complexity, and we are not fully insured against all risks, including alleged employment related liabilities. Further, our insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The current trend in the insurance industry is towards larger deductibles and self-insured retentions. In addition, insurance may not be available in the future at rates that we consider reasonable and commercially justifiable, compelling us to have larger deductibles or self-insured retentions to effectively manage expenses. As a result, we could become subject to material uninsured liabilities or situations where we have high deductibles or self-insured retentions that expose us to liabilities that could have a material adverse effect on our business, financial condition, prospects or results of operations.

In recent years, oilfield services companies have been the subject of a significant volume of wage and hour-related litigation, including claims brought under the Federal Labor Standards Act, in which employee pay practices have been challenged. We have been named as defendants in these lawsuits, and we do not maintain insurance for alleged wage and hour-related litigation. Some of these cases remain outstanding and are in various states of negotiation and/or litigation. The frequency and significance of wage- or other employment-related claims may affect expenses, costs and relationships with employees and regulators.  Additionally, we could become subject to material uninsured liabilities that could have a material adverse effect on our business, financial condition, prospects or results of operations.

Our operations are subject to cyber security risks that could have a material adverse effect on our results of operations and financial condition.

The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Our IT systems are subject to possible breaches and other threats that could cause us harm. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cyber security attacks. These risks could have a material adverse effect on our business, financial condition and result of operations.

Changes in transportation regulations may increase our costs and negatively impact our results of operations.

We are subject to various transportation regulations including as a motor carrier by the DOT and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. Certain motor vehicle operators are required to register with the DOT. This registration requires an acceptable operating record. The DOT periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria, and a revocation could result in a suspension of operations. Since 2010, the DOT has pursued its Compliance, Safety, Accountability (“CSA”) program in an effort to improve commercial truck and bus safety. A component of CSA is the Safety Measurement System (“SMS”), which analyzes all safety violations recorded by federal and state law enforcement personnel to determine a carrier’s safety performance. The SMS is intended to allow the DOT to identify carriers with safety issues and intervene to address those problems.

The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. For example, in December 2016, the DOT finalized minimum training standards for new drivers seeking a commercial driver’s license, and effective December 2017, the Federal Motor Carrier Safety Administration has mandated electronic logging devices in all interstate commercial trucks. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

We are dependent on customers in a single industry. The loss of one or more significant customers could adversely affect our financial condition, prospects and results of operations.

Our customers are engaged in the oil and natural gas E&P business in North America, which has been historically volatile. For the year ended December 31, 2017, our five largest customers, collectively accounted for approximately 29% of total revenues, and no single customer accounted for 10% or more of our revenue. If we were to lose several key alliances over a relatively short period of time or if one of our largest customers fails to pay or delays in paying a significant amount of our outstanding receivables, we could experience an adverse impact on our business, financial condition, results of operations, cash flows and prospects. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

Our future success depends in substantial part on our ability to hire and retain our executive officers and other key personnel. In particular, we are highly dependent on certain of our executive officers, particularly our President and Chief Executive Officer, Ann G. Fox, and the President of our Completion Solutions segment, David Crombie. These individuals possess extensive expertise, talent and leadership, and they are critical to our success. The diminution or loss of the services of these individuals, or other integral key personnel affiliated with entities that we acquire in the future, could have a material adverse effect on our business. Furthermore, we may not be able to enforce all of the provisions in any employment agreement we have entered into with certain of our executive officers and such employment agreements may not otherwise be effective in retaining such individuals. In addition, we may not be able to retain key employees of entities that we acquire in the future. This may impact our ability to successfully integrate or operate the assets we acquire.

A terrorist attack or armed conflict could harm our business.

The occurrence or threat of terrorist attacks in the United States or other countries, anti-terrorist efforts and other armed conflicts involving the United States or other countries, including continued hostilities in the Middle East, may adversely affect the United States and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if wells, operations sites or other related facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services. Oil and natural gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

Delays or restrictions in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations or by us for our operations could impair our business.

In most states, our operations and the operations of our customers require permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion and production activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies, but federal and local governmental permits may also be required. We are also required to obtain federal, state, local and/or third-party permits and authorizations in some jurisdictions in connection with our wireline services and trucking operations. The requirements for permits or authorizations vary depending on the location where the associated activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, financial condition, prospects or results of operations.

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period.

A portion of our revenues are derived from our Canadian activities and operations. As a result, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange rate between the two currencies. Fluctuations in foreign currency exchange rates could affect our revenue, expenses and operating margins. Currently, we do not hedge our exposure to changes in foreign exchange rates.

Risks Related to our Common Stock

SCF controls a significant percentage of our voting power.

SCF owns approximately 38% of our outstanding common stock. In addition, certain of our directors are currently employed by SCF. Consequently, SCF is able to strongly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial. This concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.

Certain of our directors may have conflicts of interest because they are also directors or officers of SCF. The resolution of these conflicts of interest may not be in our or your best interests.

Certain of our directors, namely David C. Baldwin and Andrew L. Waite, are currently officers of L.E. Simmons & Associates, Incorporated, a Delaware corporation (“LESA”), SCF’s ultimate general partner. In addition, Mr. Baldwin and Mr. Waite are both directors of Forum Energy Technology, a corporation in which SCF and its affiliates own an approximate 21% equity interest as of December 31, 2017. These positions may conflict with such individuals’ duties as one of our directors or officers regarding business dealings and other matters between SCF and us. The resolution of these conflicts may not always be in the best interest of the Company or its stockholders.

SCF and its affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our charter could enable SCF to benefit from corporate opportunities that may otherwise be available to us.

SCF and its affiliates have investments in other oilfield service companies that may compete with us, and SCF and its affiliates may invest in such other companies in the future. SCF, its other affiliates and its portfolio companies are referred to herein as the “SCF Group.” Conflicts of interest could arise in the future between us, on the one hand, and the SCF Group, on the other hand, concerning among other things, potential competitive business activities or business opportunities.

Our charter provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy equipment or services business or industry and that may be from time to time presented to SCF or any of our directors or officers who is also an employee, partner, member, manager, officer or director of any SCF Group entity, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our charter further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity, or fails to offer any such business opportunity to us. As a result, any of our directors or officers who is also an employee, partner, member, manager, officer or director of any SCF Group entity may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities. As a result, by renouncing our interest and expectancy in any business opportunity that may be from time to time presented to any member of an SCF Group entity or any of our directors or officers who is also an employee, partner, member, manager, officer or director of any SCF Group entity, our business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours. Our charter provides that any amendment to or adoption of any provision inconsistent with our charter’s provisions governing the renouncement of business opportunities must be approved by the holders of at least 80% of the voting power of the outstanding stock of the corporation entitled to vote thereon. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the New York Stock Exchange (“NYSE”), may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a newly public company, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the Securities and Exchange Commission (the “SEC”) and the requirements of the NYSE, with which we are not required to comply as a private company. We are currently evaluating these rules, regulations and requirements, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. Among other things, we will need to:

•	institute a more comprehensive compliance function;
•	comply with rules promulgated by the NYSE;
•	continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•	establish new internal policies, such as those relating to insider trading;
•	involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	implement an internal audit function.

In addition, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2018, we will be required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act that requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting in such annual report. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm opine on those internal controls upon becoming a large accelerated filer, as defined in the SEC rules, or otherwise ceasing to qualify as an emerging growth company under the JOBS Act. We are evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues and prevent fraud identified through this review. For example, we anticipate the need to hire additional administrative and accounting personnel to conduct our financial reporting. We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404.

Moreover, we expect that being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We have identified material weaknesses in our internal control over financial reporting, with regard to the reporting of income tax expense (benefit), related balance sheet accounts and other comprehensive income and also with regard to segregation of certain accounting duties. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

In connection with a review of our financial statements for the three months ended March 31, 2017, we identified a material weakness in our internal control over the reporting of income tax expense (benefit), the related balance sheet accounts and other comprehensive income. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the first quarter of 2017, we hired a tax professional as our tax director, who performed a detailed review of our deferred taxes and our tax provision and identified certain immaterial errors in our income tax expense (benefit) and deferred tax balance for the years ended December 31, 2016 and 2015. Upon review of our internal controls in connection with the identification of these errors, we determined that we did not design and maintain an effective control environment with formal accounting policies and controls, and with trained professionals with an appropriate level of income tax knowledge and experience, to properly analyze, record and disclose the accounting matters commensurate with our financial reporting requirements related to income taxes. Specifically, we did not have controls designed to address the accuracy of income tax expense (benefit) and related combined balance sheet accounts, including deferred income taxes, as well as adequate procedures and controls to review the work of external experts engaged to assist in income tax matters or to monitor the presentation and disclosure of income taxes.

This material weakness resulted in the need to correct misstatements in our combined financial statements as of and for the years ended December 31, 2016 and 2015 prior to their issuance. The misstatements were not material to either 2016 or 2015.  This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

As described above, during the first quarter of 2017, we hired a tax professional as our tax director, who identified the misstatements described above and will be responsible for performing a detailed review of our deferred taxes and our annual and quarterly tax provision for all future periods. Further, we have implemented additional review procedures within the accounting and finance department. These actions are subject to ongoing management review and the oversight of our board of directors.

In addition, in connection with the preparation of our financial statements for the nine months ended September 30, 2017, we identified a material weakness in our internal control over financial reporting, specifically as it related to segregation of certain accounting duties stemming from our decentralized accounting structure and limited number of accounting personnel. We did not design and maintain adequate controls to address segregation of certain accounting duties related to journal entries, account reconciliations and other accounting functions. Certain accounting personnel have the ability to prepare and post journal entries, as well as reconcile accounts, without an independent review by someone other than the preparer. Specifically, our internal controls were not designed or operating effectively to evidence that journal entries were appropriately recorded or were properly reviewed for validity, accuracy and completeness. Immaterial misstatements have been identified related to the inadequate segregation of accounting duties.  This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

We have begun to remediate and plan to further remediate this material weakness relating to segregation of certain accounting duties. We have replaced the less sophisticated accounting systems used by our newly-acquired subsidiaries with the enterprise resource planning system used by the majority of our subsidiaries. Also, we are working with third party consultants to identify internal control risks and implement remedies. These actions are subject to ongoing management review and the oversight of our board of directors.

The material weaknesses described above or any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting described above or to avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has ever performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Additionally, our reporting obligations as a public company could place a significant strain on our management, operational and financial resources and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.

If securities or industry analysts do not publish research reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock depends in part on the research reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

Our charter and bylaws contain provisions that could delay, discourage or prevent a takeover attempt even if a takeover might be beneficial to our stockholders, and such provisions may adversely affect the market price of our common stock.

Provisions contained in our charter and bylaws could make it more difficult for a third party to acquire us. Our charter and bylaws also impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our charter authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, for example, our bylaws (i) establish limitations on the removal of directors and on the ability of our stockholders to call special meetings, (ii) include advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings, (iii) provide that our board of directors is expressly authorized to adopt, or to alter or repeal, our bylaws, and (iv) provide for a classified board of directors, consisting of three classes of approximately equal size, each class serving staggered three-year terms, so that only approximately one-third of our directors will be elected each year. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Our charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our charter or our bylaws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our charter described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We do not intend to pay dividends on our common stock, and we expect that our debt agreements will place certain restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare dividends on shares of our common stock in the foreseeable future. Additionally, our credit facility places certain restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, your only opportunity to achieve a return on your investment in us will be if you sell your common stock at a price greater than you paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price at which you purchased your shares of common stock.

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may sell additional shares of common stock in subsequent public offerings. We may also issue additional shares of common stock or convertible securities. We have 23,873,583 shares of our common stock outstanding (all shares reflect the 8.0256 for 1 stock split that took place in connection with the IPO in January 2018 – Note 2) and SCF-VII, L.P. and SCF-VII(A), L.P. (collectively, “SCF”) own 9,086,888 shares of our common stock or approximately 38% of our total outstanding shares, all of which are restricted from immediate resale under the federal securities laws and are subject to lock-up agreements with the underwriters in our IPO but may be sold into the market in the future. SCF and certain of our other stockholders are parties to the Amended Stockholders Agreement (as defined and described in Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with our Significant Stockholders and our Directors and Executive Officers—Stockholders Agreement”), which will require us to effect the registration of their shares in certain circumstances no earlier than the expiration of the lock-up period contained in the underwriting agreement entered into in connection with our IPO. Additionally, 7,097,491 shares held by our employees and others will be eligible for sale at various times and subject to a 180 day lock-up agreement contained in the Existing Stockholders Agreement, including shares eligible for sale upon exercise of vested options.

In connection with our IPO, we filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our equity incentive plan. Subject to the satisfaction of vesting conditions, the expiration of lock-up agreements and the requirements of Rule 144, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

The underwriters of our IPO may waive or release parties to the lock-up agreements entered into in connection with our IPO, which could adversely affect the price of our common stock.

In connection with our IPO, we, all of our directors and executive officers and SCF entered into lock-up agreements with respect to their common stock, pursuant to which they are subject to certain resale restrictions for a period of 180 days following the date of the underwriting agreement entered into in connection with our IPO. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC may, at any time and without notice, release all or any portion of the common stock subject to the foregoing lock-up agreements. If the restrictions under the lock-up agreements are waived, then common stock will be available for sale into the public markets, which could cause the market price of our common stock to decline and impair our ability to raise capital.

A significant reduction by SCF of its ownership interests in us could adversely affect us.

We believe that SCF’s substantial ownership interest in us provides them with an economic incentive to assist us to be successful. Upon the expiration or earlier waiver of the lock-up restrictions on transfers or sales of our securities following the completion of our IPO, SCF will not be subject to any obligation to maintain its ownership interest in us and may elect at any time thereafter to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If SCF sells all or a substantial portion of its ownership interest in us, it may have less incentive to assist in our success and its affiliates that are expected to serve as members of our board of directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our cash flows or results of operations.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of certain reduced reporting and other requirements that are otherwise applicable generally to public companies. Pursuant to these reduced disclosure requirements, emerging growth companies are not required to, among other things, comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide certain disclosures regarding executive compensation, holding stockholder advisory votes on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved. In addition, emerging growth companies have longer phase-in periods for the adoption of new or revised financial accounting. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

We intend to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act, until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

We may not be able to utilize a portion of our net operating loss carryforwards (“NOLs”) to offset future taxable income for U.S. federal or state tax purposes, which could adversely affect our net income and cash flows.

As of December 31, 2017, the Company had federal and state income tax NOLs of approximately $168.1 million, which will begin to expire between 2023 and 2033. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred—or were to occur—with respect to a corporation following its recognition of an NOL, utilization of such NOL would be subject to an annual limitation under Section 382, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382. However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change. In the case of an NOL that arose in a taxable year beginning before January 1, 2018, any unused annual limitation with respect to an NOL generally may be carried over to later years, subject to the expiration of such NOL 20 years after it arose.

The issuance of additional stock in our IPO, combined with ownership shifts over the rolling three-year period, resulted in an ownership change under Section 382 and we may be prevented from fully utilizing our NOLs prior to their expiration. Future changes in our stock ownership or future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes the material facilities owned or leased by us as of December 31, 2017.

Segment	Location	Basin/ Region	Leased or owned	Principal/most significant use
Headquarters	Houston, TX	—	Leased	Corporate Headquarters / Administrative
Headquarters	Houston, TX	—	Leased	Corporate Headquarters / Administrative
Completion	Athens, TX	—	Leased	Operations
Completion	Baker, MT	Bakken	Owned	Operations/Administrative
Completion	Calgary, AB, Canada	—	Leased	Administrative
Completion	Cheyenne, WY	Rockies	Leased	Operations
Completion	Dickinson, ND	Bakken	Leased	Operations/Administrative
Completion	Enid, OK	SCOOP/STACK	Leased	Operations/Administrative
Completion	Fort St. John, BC, Canada	WCSB	Leased	Operations
Completion	Fort Worth, TX	—	Leased	Administrative
Completion	Grand Prairie, AB, Canada	WCSB	Leased	Operations
Completion	Hobbs, NM	Permian	Leased	Operations
Completion	Jacksboro, TX	Barnett	Leased	Operations
Completion	Kilgore, TX	Haynesville	Leased	Operations/Administrative
Completion	Marietta, OH	Marcellus/Utica	Leased	Operations
Completion	Midland, TX	Permian	Leased	Operations
Completion	Midland, TX	Permian	Owned	Operations/Administrative
Completion	Midland, TX	Permian	Leased	Administrative
Completion	Monahans, TX	Permian	Leased	Operations/Administrative
Completion	Pleasanton, TX	Eagle Ford	Leased	Operations
Completion	Poolville, TX	—	Owned	Operations
Completion	Red Deer, AB, Canada	WCSB	Leased	Operations
Completion	Shawnee, OK	SCOOP/STACK	Leased	Operations
Completion	Sweetwater, TX	Permian	Leased	Operations

Completion	Ulster, PA	Marcellus/Utica	Leased	Operations
Completion	Washington, PA	Marcellus/Utica	Leased	Operations
Completion	Whitecourt, AB, Canada	WCSB	Leased	Operations
Completion	Williston, ND	Bakken	Owned	Operations
Completion	Williston, ND	Bakken	Owned	Operations/Administrative
Production	Big Lake, TX	Permian	Owned	Operations/Administrative
Production	Casper, WY	Rockies	Owned	Operations/Administrative
Production	Douglas, WY	Rockies	Owned	Operations/Administrative
Production	Edgerton, WY	Rockies	Owned	Operations/Administrative
Production	Gaylord, MI	Antrim	Owned	Operations
Production	Gillette, WY	Rockies	Leased	Operations/Administrative
Production	Harrison, MI	Antrim	Owned	Operations
Production	Hennessey, OK	SCOOP/STACK	Owned	Operations
Production	Kalkaska, MI	Antrim	Owned	Operations/Administrative
Production	Mesick, MI	Antrim	Owned	Operations
Production	Midland, TX	Permian	Owned	Operations/Administrative
Production	Powell, WY	Rockies	Owned	Operations/Administrative
Production	Thermopolis, WY	Rockies	Leased	Operations/Administrative
Production	Tioga, ND	Bakken	Leased	Operations
Production	Worland, WY	Rockies	Leased	Operations
Item 3.	Legal Proceedings

From time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to personal injury, workers’ compensation, contractual matters and other matters. Although no assurance can be given with respect to the outcome of these and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our business, operating results or financial condition.

We have been named in the following proceeding:

Christina Sparks, et al v. Pioneer Natural Resources, et al., Filed in the District Court, 142nd Judicial District, Midland County, Texas. On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources, resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleges, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. The plaintiffs are seeking money damages, including punitive damages.

We maintain insurance coverage against liability for, among other things, personal injury (including death), which coverage is subject to certain exclusions and deductibles. We tendered this matter to our insurance company for defense and indemnification of Big Lake Services and the other defendants. While we maintain such insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to current or potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

In connection with our IPO, our common stock began trading on the NYSE under the symbol “NINE” on January 19, 2018. Prior to that, there was no public market for our common stock. As a result we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years. From January 19, 2018, our first day of trading on NYSE, to March 21, 2018, the high and low prices for our common stock were $29.00 and $22.23, respectively.

Holders

As of March 21, 2018, we had approximately 23,873,583 shares of common stock outstanding and 112 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund our operations and to develop and grow our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors our board of directors deems relevant, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, our credit facility places restrictions on our ability to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each of these transactions was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder or Rule 701 of the Securities Act. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

The following table sets forth information on the restricted stock awards issued by us and common stock issued pursuant to the exercise of stock options during the year ended December 31, 2017.

Person or class of person	Date of issuance/ option exercise	Total shares of restricted stock	Common stock issued pursuant to options/warrants exercises	Total consideration
Nine Employee	March 20, 2017	1,605		*
Nine Employee	March 20, 2017	4,807		*
Nine Employee	March 20, 2017	1,605		*
Nine Director	March 20, 2017	3,210		*
Nine Employee	March 20, 2017	1,605		*
Nine Employee	March 20, 2017	2,407		*
Nine Employee	March 20, 2017	4,815		*
Nine Employee	March 20, 2017	1,605		*
Nine Employee	March 20, 2017	3,210		*
Nine Employee	March 20, 2017	6,412		*
Nine Employee	March 20, 2017	2,407		*
Nine Employee	March 20, 2017	1,605		*
Nine Employee	March 20, 2017	9,622		*
Nine Executive Officer	March 20, 2017	5,609		*
Nine Executive Officer	March 20, 2017	8,017		*
Former Nine Employee	March 20, 2017	2,407		*
Nine Employee	March 20, 2017	802		*
Nine Employee	March 20, 2017	2,407		*
Nine Employee	March 20, 2017	1,605		*
Nine Employee	March 20, 2017	1,605		*
Nine Employee	March 20, 2017	6,412		*
Nine Employee	March 20, 2017	2,407		*
Nine Employee	March 20, 2017	6,412		*
Nine Employee	March 20, 2017	1,605		*
Nine Director	March 20, 2017	3,210		*
Nine Employee	March 20, 2017	1,605		*
Nine Executive Officer	March 20, 2017	80,256		*
Nine Employee	March 20, 2017	1,605		*
Nine Employee	March 20, 2017	3,210		*
Nine Employee	March 20, 2017	3,210		*
Nine Director	March 20, 2017	9,622		*
Nine Employee	March 20, 2017	2,407		*
Nine Executive Officer	March 20, 2017	22,447		*
Nine Employee	March 20, 2017	2,407		*
Nine Employee	March 20, 2017	2,568		*
Nine Employee	March 20, 2017	4,815		*
Nine Employee	March 20, 2017	2,568		*
Nine Director	March 20, 2017	3,210		*
Nine Employee	March 20, 2017	3,210		*
Nine Executive Officer	March 31, 2017	72,230		*

*	No cash consideration was paid to us by any recipient of any restricted stock award.

The following table sets forth information on the stock options issued by us during the year ended December 31, 2017.

Date of issuance	Number of options granted	Grant date exercise price ($/sh)
January 17, 2017	13,242	$22.63
March 20, 2017	260,583	$31.18
March 21, 2017	101,323	$31.18
March 31, 2017	96,307	$31.18

No cash consideration was paid to us by any recipient of any of the foregoing options for the grant of such options. All of the stock options described above issued prior to the completion of the Combination were granted under the Stock Plan, to the officers, employees and consultants of the Company.

Pursuant to a Subscription Agreement dated January 17, 2017, three Nine Employees subscribed to each purchase 4,414 shares of our common stock in exchange for cash payments of $99,891.00 each.

On January 31, 2017, we issued 24,157 shares of common stock to the former members of Pat Greenlee Builders, LLC as deferred consideration for the G8 Oil Tool Acquisition.

On February 28, 2017, we completed the Combination, through which Nine Energy Service, Inc. and Beckman Production Services, Inc. were combined. In the Combination, Nine Energy Service, Inc. was the surviving entity, all of the outstanding shares held by each of the former Beckman Production Services, Inc. shareholders in Beckman Production Services, Inc. were acquired in exchange for 5,371,293 of our shares.

In connection with the Combination and pursuant to subscription agreements dated March 10, 2017, we offered each of our stockholders (our existing stockholders and the Beckman stockholders) who were accredited investors or non-U.S. persons (as such term is defined in Regulation S under the Securities Act) the opportunity to purchase shares of our common stock worth $20 million in the aggregate, up to their pro-rata ownership of the Company in the Combined Nine Subscription Offer). If each eligible purchaser did not purchase its respective pro rata portion of such approximately $20 million of shares of our common stock, the eligible purchasers that elected to participate in the Combined Nine Subscription Offer were entitled, but not obligated, to purchase the remaining number of shares of our common stock worth $20 million in the aggregate. In connection with Combined Nine Subscription Offer, 55 stockholders, including some of our executive officers and directors, subscribed to purchase 641,357 shares of our common stock in exchange for aggregate cash payments of approximately $20 million. The proceeds from the Combined Nine Subscription Offer were used to (i) to finance the purchase of non-accredited investors’ shares in the Combination and pay fees and expenses related to the Combination and (ii) for general corporate purposes, including ensuring compliance with our financial covenants under the Existing Nine Credit Facility. In connection with the Combined Nine Subscription Offer, we issued to those stockholders who purchased shares of our common stock a warrant to purchase additional shares of our common stock on the basis of one warrant share for every two shares purchased in the Combined Nine Subscription Offer, resulting in warrants issued to purchase an aggregate of 320,582 shares of our common stock. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

In addition to the Combined Nine Subscription Offer, though not in connection with the Combination, pursuant to subscription agreements dated March 10, 2017, we offered each of our existing stockholders pre-Combination who were accredited investors or non-U.S. persons (as such term is defined in Regulation S under the Securities Act) the opportunity to purchase shares of our common stock worth $5 million in the aggregate, up to their pro-rata ownership of the Company (the “Nine Subscription Offer”). If each eligible purchaser did not purchase its respective pro rata portion of such approximately $5 million of shares of our common stock, the eligible purchasers that elected to participate in the Nine Subscription Offer were entitled, but not obligated, to purchase the remaining number of shares of our common stock worth $5 million in the aggregate. In connection with Nine Subscription Offer, 41 stockholders, including some of our executive officers and directors, subscribed to purchase 160,335 shares of our common stock in exchange for aggregate cash payments of approximately $5 million. The proceeds from the Nine Subscription Offer were retained by us to ensure compliance with our financial covenants under the Existing Nine Credit Facility. In connection with the Nine Subscription Offer, we issued to those stockholders who purchased shares of our common stock a warrant to purchase additional shares of our common stock on the basis of one warrant share for every two shares purchased in the Nine Subscription Offer, resulting in warrants issued to purchase an aggregate of 80,095 shares of our common stock. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

In addition to the Combined Nine Subscription Offer and the Nine Subscription Offer, though not in connection with the Combination, pursuant to subscription agreements dated February 10, 2017, Beckman offered each of its stockholders pre-Combination who were accredited investors or non-U.S. persons (as such term is defined in Regulation S under the Securities Act) the opportunity to purchase shares of its common stock worth $15 million in the aggregate, up to their pro-rata ownership of Beckman (the “Beckman Subscription Offer” and with the Combined Nine Subscription Offer and the Nine Subscription Offer, the “Subscription Offers”). If each eligible purchaser did not purchase its respective pro rata portion of such approximately $15 million of shares of its common stock, the eligible purchasers that elected to participate in the Beckman Subscription Offer were entitled, but not obligated, to purchase the remaining number of shares of its common stock worth $15 million in the aggregate. In connection with Beckman Subscription Offer, 15 stockholders, including some of our executive officers and directors, subscribed to purchase 105,680 shares of Beckman common stock in exchange for aggregate cash payments of approximately $15 million (481,030 shares of our common stock after giving effect to the application of the exchange ratio used with respect to the Combination to convert the shares of Beckman common stock into shares of our common stock). The proceeds from the Beckman Subscription Offer were used to pay outstanding indebtedness under the Existing Beckman Credit Facility. In connection with the Beckman Subscription Offer, Beckman issued to those stockholders who purchased shares of its common stock a warrant to purchase additional shares of its common stock on the basis of one warrant share for every two shares purchased in the Beckman Subscription Offer, resulting in warrants issued to purchase an aggregate of 240,438 shares of our common stock based on the exchange ratio used with respect to the combination. Beckman shares of common stock issued in the Beckman Subscription Offer and warrants purchased in the Beckman Subscription Offer converted into shares and warrants of our common stock based on the exchange ratio used with respect to the Combination. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

Pursuant to a Subscription Agreement dated March 31, 2017, a former Company employee subscribed to purchase 32,102 shares of our common stock in exchange for a cash payment of approximately $1.0 million.

On July 25, 2017, we provided notice to all existing holders of the Company’s common stock that we were offering for sale up to approximately $20 million of the Company’s common stock at $18.69 per share to those stockholders who were accredited investors. We closed the July 2017 Subscription Offer on August 23, 2017.

Pursuant to the Employment Agreement dated November 20, 2017, as amended by the First Amendment thereto dated December 20, 2017, Clinton Roeder, the Senior Vice President and Chief Financial Officer of the Company, purchased $300,000 of our common stock on January 23, 2018, at the Fair Market Value (as defined in the Nine Energy Service, Inc. 2011 Stock Incentive Plan (the “Stock Plan”)). Pursuant to such Employment Agreement, the Company granted (i) options to purchase 4,000 shares of our common stock with an exercise price equal to the Fair Market Value (as defined in the Stock Plan) and (ii) $600,000 of shares of restricted stock at a price per share equal to the Fair Market Value (as defined in the Stock Plan), to Mr. Roeder under the Stock Plan.

Use of Proceeds from Registered Securities

In January 2018, we completed our IPO of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share pursuant to our registration statement on Form S‑1 (File 333‑217601), as amended and declared effective by the SEC on January 18, 2018 (the “Registration Statement”). J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC acted as joint book-running managers and representatives of the underwriters in our IPO.

The aggregate gross proceeds of our IPO were $185.2 million.  After subtracting underwriting discounts and commissions of $12.5 million and offering expenses of approximately $3.2 million, we received net proceeds of approximately $169.5 million.  We used a portion of these net proceeds, together with $125.0 million of term loan borrowings under our credit facility, to fully repay the outstanding indebtedness under our former credit facilities.  Further, our credit agreement required that we use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds were used for general corporate purposes. No payments, fees or expenses have been paid, directly or indirectly, to any of our officers, directors or their associates, holders of 10% or more of any class of our equity securities or other affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

This section presents our selected consolidated financial data for the periods and as of the dates indicated. The financial data set forth below, as well as our audited financial statements and related notes give effect to the Combination and represent the consolidated results of Nine and Beckman and their respective subsidiaries. The selected historical consolidated financial data presented below is not intended to replace our historical consolidated financial statements. The following selected consolidated financial data should be read in conjunction with both Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report in order to fully understand those factors which may affect the comparability of the information presented below.

	Year ended December 31,
	2017	2016	2015
	(in thousands, except share and per share information)
Statement of operations data:
Revenues	$543,660	$282,354	$478,522
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	448,467	246,109	373,191
General and administrative expenses	49,552	39,387	42,862
Depreciation	53,422	55,260	58,894
Impairment of goodwill	31,530	12,207	35,540
Impairment of intangibles	3,800	—	—
Amortization of intangibles	8,799	9,083	8,650
Loss on equity method investment	368	—	—
Loss on sale of property and equipment	4,688	3,320	2,004
Loss from operations	(56,966)	(83,012)	(42,619)
Other expense
Interest expense	15,703	14,185	9,886
Total other expense	15,703	14,185	9,886
Loss from continuing operations before income taxes	(72,669)	(97,197)	(52,505)
Benefit for income taxes	(4,987)	(26,286)	(14,323)
Loss from continuing operations, net of tax	(67,682)	(70,911)	(38,182)
Loss from discontinued operations, net of tax of $0, $0 and $513	—	—	(935)
Net loss	(67,682)	(70,911)	(39,117)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0, and $0	(198)	210	(4,067)
Total other comprehensive income (loss), net of tax	(198)	210	(4,067)
Total comprehensive loss	$(67,880)	$(70,701)	$(43,184)
Historical earnings per share data:
Weighted average shares outstanding—basic	14,887,006	13,268,540	13,193,380
Loss from continuing operations per share—basic	$(4.55)	$(5.34)	$(2.89)
Loss from discontinued operations per share—basic	$-	$-	$(0.07)
Loss per share—basic	$(4.55)	$(5.34)	$(2.96)
Weighted average shares outstanding—fully diluted	14,887,006	13,268,540	13,193,380
Loss from continuing operations per share— fully diluted	$(4.55)	$(5.34)	$(2.89)
Loss from discontinued operations per share—fully diluted	$-	$-	$(0.07)
Loss per share—fully diluted	$(4.55)	$(5.34)	$(2.96)

Balance sheet data at period end:
Cash and cash equivalents	$17,513	$4,074	$18,877
Property and equipment, net	259,039	273,210	325,894
Total assets	578,859	576,094	658,434
Long-term debt	241,509	244,262	249,641
Total stockholders’ equity	287,358	288,186	352,676

Statement of Cash Flows data:
Net cash (used in) provided by operating activities	$5,671	$(3,290)	$140,367
Net cash used in investing activities	(44,464)	(4,176)	(19,251)
Net cash (used in) provided by financing activities	52,342	(7,315)	(126,878)

All shares and per share data reflect the 8.0256 for 1 stock split that took place in January 2018.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected financial data” and our financial statements and related notes included under Item 8 of this Annual Report on Form 10-K (“Annual Report”). This discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of risks and uncertainties, including those described in this Annual Report under “Cautionary note regarding forward-looking statements” and “Risk factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We are a leading North American onshore completion and production services provider that targets unconventional oil and gas resource development. We partner with our E&P customers across all major onshore basins in both the U.S. and Canada to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.

On February 28, 2017, we completed the Combination, pursuant to which all of the issued and outstanding shares of Beckman common stock were converted into shares of our common stock, other than 1.6% of Beckman shares paid in cash. Prior to the Combination, Beckman, a growth-oriented oilfield services company that provides a wide range of well service and coiled tubing services, was also an SCF Partners portfolio company. As a result, the Combination was accounted for using the reorganization accounting method for entities under common control. Under this method of accounting, the financial statements and the discussions herein include the operating results of Nine and Beckman. In this Annual Report, unless the context otherwise requires, the terms “Nine,” “we,” “us,” “our” and the “Company” refer to (i) Nine Energy Service, Inc. and its subsidiaries together with Beckman prior to the Combination and (ii) Nine Energy Service, Inc. and its subsidiaries after the Combination. For more information on the Combination, see Note 3—“Acquisitions and Combinations” in our audited financial statements.

We operate in two segments:

•

Completion Solutions:  Our Completion Solutions segment provides services integral to the completion of unconventional wells through a full range of tools and methodologies. Through our Completion Solutions segment, we provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including those that provide pinpoint frac sleeve system technologies, which enable comparable rates per stage while providing more control over fracture initiation, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool in lengths of up to 25,000 feet and which provides a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.

•

Production Solutions:  Our Production Solutions segment provides a range of production enhancement and well workover services that are performed with a well servicing rig and ancillary equipment. Our well servicing business encompasses a full range of services performed with a mobile well servicing rig (or workover rig) and ancillary equipment throughout a well’s life cycle from completion to ultimate plug and abandonment. Our rigs and personnel install and remove downhole equipment and eliminate obstructions in the well to facilitate the flow of oil and natural gas, often immediately increasing a well’s production. We believe the production increases generated by our well services substantially enhance our customers’ returns and significantly reduce their payback periods.

For more information on our services and segments, see Item 1. “Business—Our Segments.”

How We Generate Revenue and the Costs of Conducting Our Business

We generate our revenues by providing completion and production services to E&P customers across all major onshore basins in both the U.S. and Canada. We primarily earn our revenues pursuant to work orders entered into with our customers on a job-by-job basis. We typically will enter into a Master Service Agreement (“MSA”) with each customer that provides a framework of general terms and conditions of our services that will govern any future transactions or jobs awarded to us. Each specific job is obtained through competitive bidding or as a result of negotiations with customers. The rate we charge is determined by location, complexity of the job, operating conditions, duration of the contract and market conditions. In addition to MSAs, we have entered into a select number of longer-term contracts with certain customers relating to our wireline and cementing services, and we may enter into similar contracts from time to time to the extent beneficial to the operation of our business. These longer-term contracts address pricing and other details concerning our services, but each job is performed on a standalone basis.

The principal expenses involved in conducting both our Completion Solutions and Production Solutions segments are labor costs, materials and freight, the costs of maintaining our equipment and fuel costs. Our direct labor costs vary with the amount of equipment deployed and the utilization of that equipment. Another key component of labor costs relates to the ongoing training of our field service employees, which improves safety rates and reduces employee attrition.

How We Evaluate Our Operations

We manage our operations through two business segments, Completion Solutions and Production Solutions, as described above. We evaluate the performance of these segments based on a number of financial and non-financial measures, including the following:

•

Revenue:  We compare actual revenue achieved each month to the most recent projection for that month and to the annual plan for the month established at the beginning of the year. We monitor our revenue to analyze trends in the performance of each of our segments compared to historical revenue drivers or market metrics applicable to that service. We are particularly interested in identifying positive or negative trends and investigating to understand the root causes.

•

Adjusted gross profit (excluding depreciation and amortization) and adjusted gross profit margin:  Adjusted gross profit (excluding depreciation and amortization) is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment adjusted gross profit (excluding depreciation and amortization) as segment revenues less segment direct and indirect costs of revenues (excluding depreciation and amortization). Costs of revenues include direct and indirect labor costs, costs of materials, maintenance of equipment, fuel and transportation freight costs, contract services, crew cost and other miscellaneous expenses. Adjusted gross profit margin is calculated by dividing adjusted gross profit (excluding depreciation and amortization) by revenue. Our management continually evaluates our adjusted gross margin percentage and our adjusted gross margin percentage by segment to determine how each segment is performing. This metric aids management in capital resource allocation and pricing decisions. See Item 6. “Selected Financial Data.”

•

Adjusted EBITDA:  Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before interest expense, taxes and depreciation and amortization, further adjusted for (i) impairment of goodwill and other intangible assets, (ii) transaction expenses related to acquisitions or the Combination (iii) loss from discontinued operations, (iv) loss or gains from the revaluation of contingent liabilities, (v) non-cash stock-based compensation expense, (vi) loss or gains on sale of assets, (vii) inventory write-down, and (viii) adjustment for expenses or charges, to exclude certain items which we believe are not reflective of ongoing performance of our business, such as costs related to our IPO, legal expenses and settlement costs related to litigation outside the ordinary course of business, and restructuring costs. Our management believes Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. See Item 6. “Selected Financial Data.”

•

Safety:  We measure safety by tracking the total recordable incident rate (“TRIR”), which is reviewed on a monthly basis. TRIR is a measure of the rate of recordable workplace injuries, defined below, normalized and stated on the basis of 100 workers for an annual period. The factor is derived by multiplying the number of recordable injuries in a calendar year by 200,000 (i.e., the total hours for 100 employees working 2,000 hours per year) and dividing this value by the total hours actually worked in the year. A recordable injury includes occupational death, nonfatal occupational illness and other occupational injuries that involve loss of consciousness, restriction of work or motion, transfer to another job, or medical treatment other than first aid.

Factors Affecting the Comparability of our Future Results of Operations to our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below:

•

Public company expenses:  We expect to incur direct, incremental G&A expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, annual and quarterly reports to stockholders, quarterly tax provision preparation, independent auditor fees, expenses relating to compliance with the rules and regulations of the SEC, listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in our historical results of operations.

•

The Combination:  The historical financial statements included in this Annual Report are based on the separate businesses of Nine and Beckman. As a result, the historical financial data may not give you an accurate indication of what our actual results would have been if the Combination, which was completed on February 28, 2017, had been completed at the beginning of the periods presented, or of what our future results of operations are likely to be. We anticipate the Combination will provide potential benefits, including enhancing our ability to serve customers and our growth potential through broader product lines and basin diversification, enabling us to cross-sell our products and compete with larger companies.

•

Decreased leverage:  As of December 31, 2017, on a pro forma basis giving effect to (i) the entry into our credit facility and (ii) our IPO and the use of a portion of the net proceeds therefrom, together with term loan borrowings under our credit facility, to fully repay all outstanding borrowings under the Former Nine Credit Facility and the Former Beckman Credit Facility, we would have had $125.0 million of outstanding total indebtedness, compared to the actual outstanding indebtedness of $242.0 million as of December 31, 2017. For more information on our credit facility, under which we made term loan borrowings concurrently with the consummation of our IPO, see “—Our Credit Facilities—Our Credit Facility.”

Industry Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. Oil and natural gas prices declined significantly between the third quarter of 2014 and the first quarter of 2016. However, oil and natural gas prices have since gradually increased, a positive trend that was bolstered in the fourth quarter of 2016 when members of the Organization of Petroleum Exporting Countries and certain other oil-producing nations agreed to reduce their oil output. This price recovery has stimulated an increase in onshore North American completions activity, and if the current price environment holds or continues to improve, we expect a further increase in demand for our services. As the demand for our services and complexity of our jobs increase, we anticipate the ability to increase prices for our services, creating more favorable margins for the services we provide.

The increase in high-intensity, high-efficiency completions of oil and gas wells further enhances the demand for our services. We compete with a limited number of service companies for the most complex and technically demanding wells in which we specialize, which are characterized by extended laterals, increased stage spacing and cluster spacing and high proppant loads. These well characteristics lead to increased operating leverage and returns for us, as we are able to complete more jobs and stages with the same number of units and crews. Service providers for these projects are selected based on their technical expertise and ability to execute safely and efficiently, rather than only price.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year ended December 31,
	2017	2016
	(in thousands)
Revenues
Completion Solutions	$465,773	$221,468
Production Solutions	77,887	60,886
	543,660	282,354
Cost of revenues(1)
Completion Solutions	384,641	194,436
Production Solutions	63,826	51,673
	448,467	246,109
Adjusted gross profit (excluding depreciation and amortization)
Completion Solutions	81,132	27,032
Production Solutions	14,061	9,213
	95,193	36,245

General and administrative expenses	49,552	39,387
Depreciation	53,422	55,260
Impairment of goodwill	31,530	12,207
Impairment of intangibles	3,800	—
Amortization of intangibles	8,799	9,083
Loss on equity method investment	368	—
Loss on sale of property and equipment	4,688	3,320
Loss from operations	(56,966)	(83,012)
Interest expense	15,703	14,185
Loss from operations before income taxes	(72,669)	(97,197)
Provision (benefit) for income taxes	(4,987)	(26,286)
Net loss	$(67,682)	$(70,911)

(1)	Excludes depreciation and amortization, shown separately below.

Revenue

Total revenue is comprised of revenue from Completion Solutions and Production Solutions. Revenue for the year ended December 31, 2017 increased by $261.3 million, or 93%, to $543.7 million, from $282.4 million for the year ended December 31, 2016. Both segments’ businesses depend to a significant extent on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America, which in turn are strongly influenced by current and expected oil and natural gas prices, which were low during most of 2016, but showed improvement during 2017. During 2016, the closing price of oil reached a 12-year low of $26.19 per barrel and the closing price of natural gas reached an 18-year low of $1.49 per MMBtu. During 2017, the closing price of oil reached a high of $60.46 per barrel and the closing price of natural gas reached a high of $3.71 per MMBtu. The increase in revenue by reportable segment is discussed below.

Completion Solutions:  Completion Solutions segment revenue increased by $244.3 million, or 110%, to $465.8 million for the year ended December 31, 2017 from $221.5 million for the year ended December 31, 2016 due to a significant increase in completions activity and increased pricing in 2017 in response to the improvement of industry conditions. The increase in demand and price for our services resulted from our customers increasing their North American capital expenditures and drilling and completing more new wells in the year ended December 31, 2017 as compared to the year ended December 31, 2016. Wireline revenue increased 67% from the year ended December 31, 2016 to the year ended December 31, 2017; total wireline stages completed increased 65% due to the increase in overall market activity.  Completion tools revenue increased 173%, reflecting a 243% increase in stages.  Revenue per stage fell 20% due to transition from a higher volume of plugs sold from sleeves reflective of the market change. Cementing revenue increased by 154% on a 75% increase in job count and improved pricing from the year ended December 31, 2016 to the year ended December 31, 2017. Coiled Tubing Services revenue increased 107%, with total jobs increasing 48%.

Production Solutions:  Production Solutions segment revenue increased by $17.0 million, or 28%, to $77.9 million for the year ended December 31, 2017 from $60.9 million for the year ended December 31, 2016. Hours worked for the Production Solutions segment increased approximately 26%. The increases were primarily attributable to our customers’ increase in well maintenance and increased well completions activity, which was in response to the improvement of industry conditions described above.  Production Solutions average pricing increased by 1% for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Cost of Revenues

Cost of revenues for the year ended December 31, 2017 increased by $202.4 million, or 82%, compared to the year ended December 31, 2016. The increase was a result of an increase in revenue-generating activity related to improvement in the oil and gas market. Activity-driven costs were primarily responsible for the increase; materials installed in wells and consumed while performing services increased by $94.5 million and other activity-driven costs were $43.5 million higher. Compensation and benefits increased by $60.5 million.

Completion Solutions:  Completion Solutions segment cost of services for the year ended December 31, 2017 increased by $190.2 million, or 98%, when compared to the year ended December 31, 2016. The increase was driven primarily by the increased level of activity. Costs related to materials installed in wells and consumed while performing services increased by $93.4 million, and other activity-driven costs increased by $39.7 million. Additionally, compensation and benefits were $54.4 million higher, as headcount was increased in response to the increase in revenue and forecasted activity increases.

Production Solutions:  Production Solutions segment cost of services for the year ended December 31, 2017 increased by $12.2 million, or 24%, when compared to the year ended December 31, 2016. The increase was due to the increase in revenue-generating activity. Compensation and benefits increased by $6.1 million and other activity-driven costs increased by $5.9 million.

Adjusted Gross Profit (Excluding Depreciation and Amortization)

Completion Solutions:  Adjusted gross profit (excluding depreciation and amortization) increased $54.1 million to $81.1 million for the year ended December 31, 2017 compared to adjusted gross profit (excluding depreciation and amortization) of $27.0 million for the year ended December 31, 2016 as a result of the factors described above under “Revenue” and “Cost of revenues.”

Production Solutions:  Adjusted gross profit (excluding depreciation and amortization) increased $4.9 million to $14.1 million for the year ended December 31, 2017 compared to $9.2 million for the year ended December 31, 2016 as a result of the factors described above under “Revenue” and “Cost of revenues.”

General and Administrative Expenses

General and administrative expenses increased by $10.2 million, to $49.6 million, for the year ended December 31, 2017 from $39.4 million for the year ended December 31, 2016. The increase was partly due to a $3.2 million increase in legal, audit and other professional fees incurred in connection with the combination of Nine with Beckman, and related to preparations for our IPO. Compensation and benefits, including stock-based compensation, increased by $6.8 million, and other general and administrative expenses increased in order to support the company’s increased level of activity. These increases were partly offset by a $1.3 million decline in the revaluation of the contingent liability related to the purchase of Scorpion.  General and administrative expenses as a percentage of revenue were 9% for the year ended December 31, 2017, compared with 14% for the year ended December 31, 2016.

Depreciation

Depreciation expense for the year ended December 31, 2017 decreased by $1.8 million, to $53.4 million, from $55.3 million for the year ended December 31, 2016. The decrease resulted primarily from sales of fixed assets during 2016 and 2017.

Impairment of Goodwill and Intangible Assets

For the year ended December 31, 2017, we recognized $31.5 million of goodwill impairment and $3.8 million of impairment of intangible assets in one of our Completions Solutions segment operating units, which resulted from declining profitability and deteriorating market conditions.  In the year ended December 31, 2016, we recognized $12.2 million of goodwill impairment in another operating unit in the Completion Solutions segment due to persistently low completions activity in the market where the unit operates.

The December 31, 2017 goodwill impairment test for the Production Solutions segment indicated that the estimated fair value calculation provided only 11% of cushion in relation to carrying value.  Fair value was determined using both an income and market value approach.  In the income approach, discounted cash flows were based on estimated equipment utilization, revenue, operating expenses and capital expenditures.  In the market value approach, fair value was estimated using financial information from comparable entities.  As a result of the limited cushion, this segment’s goodwill, which totals $13.0 million, is susceptible to impairment risk from adverse economic conditions in the future.

Amortization of Intangibles

Amortization of intangibles decreased by $0.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Interest Expense

Interest expense was $15.7 million during the year ended December 31, 2017, an increase of $1.5 million from the year ended December 31, 2016. Higher interest rates accounted for an increase of approximately $2.4 million, which was partly offset by a $0.9 million decrease due to lower amortization and write-off of deferred financing costs.

Taxes

The effective tax rate for the year ended December 31, 2017 was 7%, compared with 27% for the year ended December 31, 2016. The Company’s tax position changed during the fourth quarter of 2016 when a valuation allowance was recorded against the net deferred tax asset. We have excluded deferred tax liabilities related to certain indefinite life intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered a source of income when determining the realizability of the net deferred tax assets. A full valuation allowance typically results in an effective rate of 0%, but the underlying tax amortization of the indefinite life intangibles, along with the rate change impact of tax reform, resulted in the effective rate of 7% for the year ended December 31, 2017.

Adjusted EBITDA

Adjusted EBITDA was $59.6 million for the year ended December 31, 2017 as compared with $9.8 million for the year ended December 31, 2016, an increase of 506%. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above.  See “Non-GAAP financial measures” below for further explanation.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year ended December 31,
	2016	2015
	(in thousands)
Revenues
Completion Solutions	$221,468	$380,174
Production Solutions	60,886	98,348
	282,354	478,522
Cost of revenues(1)
Completion Solutions	194,436	295,969
Production Solutions	51,673	77,222
	246,109	373,191
Adjusted gross profit (excluding depreciation and amortization)
Completion Solutions	27,032	84,205
Production Solutions	9,213	21,126
	36,245	105,331

General and administrative expenses	39,387	42,862
Depreciation	55,260	58,894
Impairment of goodwill	12,207	35,540
Amortization of intangibles	9,083	8,650
Loss on sale of property and equipment	3,320	2,004
Loss from operations	(83,012)	(42,619)
Interest expense	14,185	9,886
Loss from operations before income taxes	(97,197)	(52,505)
Benefit for income taxes	(26,286)	(14,323)
Loss from continuing operations	(70,911)	(38,182)
Loss from discontinued operations, net of tax	—	(935)
Net loss	$(70,911)	$(39,117)

(1)	Excludes depreciation and amortization, shown separately below.

Revenue

Total revenue is comprised of revenue from Completion Solutions and Production Solutions. Revenue for the year ended December 31, 2016 decreased by $196.2 million, or 41%, to $282.4 million from $478.5 million for the year ended December 31, 2015. Both segments’ businesses depend to a significant extent on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America, which in turn are strongly influenced by current and expected oil and natural gas prices, which were low during most of 2016. In the first quarter of 2016, the closing price of oil reached a 12-year low of $26.19 per barrel and the closing price of natural gas reached an 18-year low of $1.49 per MMBtu. The decrease in revenue by reportable segment is discussed below.

Completion Solutions:  Completion Solutions segment revenue decreased by $158.7 million, or 42%, to $221.5 million for the year ended December 31, 2016 from $380.2 million for the year ended December 31, 2015 due to the significant decline in completions activity and lowered pricing in 2016 in response to the weak industry conditions. This reduction in demand and price for our services resulted from our customers reducing North American capital expenditures and drilling and completing fewer new wells in 2016 as compared to 2015. In our U.S. Wireline service, although our total stages completed increased slightly by approximately 6% due to increased market share, our revenue was down approximately 38% year over year due to pricing decreases. U.S. Cementing revenue was down approximately 44% with job count dropping approximately 19% year-over-year. Coiled Tubing services revenue dropped approximately 15% although total jobs increased 10% year-over-year. Demand for our pinpoint frac sleeve systems declined most significantly in the Bakken region, which had a rig count decline over 70% coupled with a methodology transition from open hole to cemented completions.

Production Solutions:  Production Solutions segment revenue decreased by $37.5 million, or 38%, to $60.9 million for the year ended December 31, 2016 from $98.3 million for the year ended December 31, 2015. Hours worked for the Production Solutions segment decreased by 27% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Such decreases were primarily attributable to our customers’ deferred well maintenance and decreased well completions activity, which was in response to the weak industry conditions described above. Production Solutions average pricing decreased by 15% for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Cost of Revenues

Cost of revenues for the year ended December 31, 2016 decreased by $127.1 million, or 34%, when compared to the year ended December 31, 2015. This decrease was a result of a decline in revenue-generating activity related to the generally depressed oil and natural gas market. Activity-driven costs were the largest contributors to the decline in expenses. Materials installed in wells and consumed while performing services at the well decreased by $51 million. Other activity-related expenses fell by more than $15 million. Additionally, compensation and benefits were reduced by $53 million as the organization was sized to meet the lower levels of activity. Cost of revenues as a percentage of total revenue for the year ended December 31, 2016 was 87%, which represented an increase of 9% from 78% for the year ended December 31, 2015. The change in costs of revenues by reportable segment is further discussed below.

Completion Solutions:  Completion Solutions segment cost of services for the year ended December 31, 2016 decreased by $101.5 million, or 34%, to $194.4 million when compared to the year ended December 31, 2015. The decrease in cost of revenues was due to the decline in revenue-generating activity, which was a result of the generally depressed oil and natural gas market. Activity-driven costs were the largest contributors to the decline in expenses. Materials installed in wells and consumed while performing services at the well decreased by $50 million. Other activity-driven costs fell by more than $10 million. In addition, compensation and benefits were reduced by $34 million in response to the decline in activity.

Production Solutions:  Production Solutions segment cost of revenues for the year ended December 31, 2016 decreased by $25.5 million, or 33%, to $51.7 million when compared to the year ended December 31, 2015. The decrease in cost of revenues was due to the decline in revenue-generating activity, which was a result of a generally depressed oil and natural gas market. Compensation and benefits were reduced by $19 million in response to the drop in activity, and activity-related costs fell by more than $6 million.

Adjusted Gross Profit (Excluding Depreciation and Amortization)

Completion Solutions:  Adjusted gross profit (excluding depreciation and amortization) decreased $57.2 million to $27.0 million for the year ended December 31, 2016 compared to adjusted gross profit (excluding depreciation and amortization) of $84.2 million for the year ended December 31, 2015 as a result of the factors described above under “Revenue” and “Cost of revenues.”

Production Solutions:  Adjusted gross profit (excluding depreciation and amortization) decreased $11.9 million to $9.2 million for the year ended December 31, 2016 compared to $21.1 million for the year ended December 31, 2015 as a result of the factors described above under “Revenue” and “Cost of revenues.”

General and Administrative Expenses

General and administrative (“G&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $3.5 million, or 8%, to $39.4 million for the year ended December 31, 2016 from $42.9 million for the year ended December 31, 2015. The decrease in G&A expense is primarily a result of a reduction in compensation and benefits, which declined $3.9 million due to headcount and salary reductions. G&A as a percentage of total revenue was 14% for the year ended December 31 2016 compared with 9% for the year ended December 31, 2015, which was primarily a result of decreased revenue, which is described under “—Revenues.”

Depreciation

Depreciation expense for the year ended December 31, 2016 decreased $3.6 million to $55.3 million from $58.9 million for the year December 31, 2015. The decline resulted from sales of fixed assets during both 2015 and 2016.

Impairment of Goodwill

For the year ended December 31, 2016, we recognized $12.2 million of goodwill impairment in one of the operating units in our Completion Solutions segment due to persistently low completions activity in the market where the unit operates. In 2015, we recognized goodwill impairment charges of $30.4 million and $5.1 million for two of the operating units in our Completion Solutions segment as a result of the decline in completions activity and forecasted activity declines.

Amortization of Intangibles

Intangible assets, acquired in business acquisitions, are amortized over 3 to 15 years. Amortization expense increased by $0.4 million during 2016, primarily due to a full year of amortization expense on intangible assets acquired during 2015.

Interest Expense

We incurred $14.2 million of interest expense during the year ended December 31, 2016, an increase of $4.3 million, or 43%, from the year ended December 31, 2015. Higher interest rates accounted for approximately $3.3 million of the increase; $1.0 million of the increase was due to the write-off of a portion of deferred financing costs as a result of amending debt agreements.

Taxes

Tax expense includes current income taxes expected to be due based on taxable income to be reported during the applicable period in the various jurisdictions in which we conduct business, and deferred income taxes based on changes in the tax effect of temporary differences between the bases of assets and liabilities for financial reporting and tax purposes at the beginning and end of the applicable period. The effective tax rate, calculated by dividing provision for income tax expense by income from continuing operations before income taxes, was 27% and 27% for the years ended December 31, 2016 and 2015, respectively.

Adjusted EBITDA

Adjusted EBITDA was $9.8 million for the year ended December 31, 2016 as compared with $73.9 million for the year ended December 31, 2015, a decrease of 87%. The Adjusted EBITDA decrease is primarily due to the changes in revenues and expenses discussed above.  See “Non-GAAP financial measures” below for further explanation.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

We define EBITDA as net income (loss) before interest expense, depreciation, amortization and income tax expense. EBITDA is not a measure of net income or cash flows as determined by GAAP.

We define Adjusted EBITDA as EBITDA further adjusted for (i) impairment of goodwill and other intangible assets, (ii) transaction expenses related to acquisitions or the Combination, (iii) loss from discontinued operations, (iv) loss or gains from the revaluation of contingent liabilities, (v) non-cash stock-based compensation expense, (vi) loss or gains on sale of assets, (vii) inventory write-down and (viii) adjustment for other expenses or charges, to exclude certain items which we believe are not reflective of ongoing performance of our business, such as costs related to this offering, legal expenses and settlement costs related to litigation outside the ordinary course of business, and restructuring costs.

Management believes EBITDA and Adjusted EBITDA are useful because they allow for a more effective evaluation of our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at these measures because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. These measures should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP or as an indicator of our operating performance. Certain items excluded from these measures are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of these measures. Our computations of these measures may not be comparable to other similarly titled measures of other companies. We believe that these are widely followed measures of operating performance.

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Year ended December 31,
	2017	2016	2015
	(in thousands)
EBITDA reconciliation:
Net loss	$(67,682)	$(70,911)	$(39,117)
Interest expense	15,703	14,185	9,886
Depreciation	53,422	55,260	58,894
Amortization	8,799	9,083	8,650
Provision (benefit) from income taxes	(4,987)	(26,286)	(14,323)
EBITDA	$5,255	$(18,669)	$23,990

Adjusted EBITDA reconciliation:
EBITDA	$5,255	$(18,669)	$23,990
Impairment of goodwill and other intangible assets	35,330	12,207	35,540
Transaction expenses	3,622	—	208
Loss from discontinued operations	—	—	935
Loss or gains from the revaluation of contingent liabilities(1)	415	1,735	(293)
Loss on equity investment	368	—	—
Non-cash stock-based compensation expense	7,568	5,711	5,473
Loss or gains on sale of assets	4,688	3,320	2,004
Legal fees and settlements(2)	974	4,145	—
Inventory write-down	1,359	287	2,772
Restructuring costs	—	1,088	3,272
Adjusted EBITDA	$59,579	$9,824	$73,901

(1)

Loss or gain related to the revaluation of liability for contingent consideration relating to our acquisition of Scorpion to be paid in shares of Company common stock and in cash, contingent upon quantities of Scorpion Composite Plugs sold during 2016 and gross margin related to the product sales for three years following the acquisition.

(2)	Amount represents fees and legal settlements associated with legal proceedings brought pursuant to the Fair Labor Standards Act and/or similar state laws.

Return on invested capital

ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit, divided by average total capital. We define after-tax net operating profit as income (loss) from continuing operations (net of tax) plus interest expense, less taxes on interest. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We then take the average of the current and prior year-end total capital for use in this analysis.

Management believes ROIC is a meaningful measure because it quantifies how well we generate operating income relative to the capital we have invested in our business and illustrates the profitability of a business or project taking into account the capital invested. Management uses ROIC to assist them in capital resource allocation decisions and in evaluating business performance. Although ROIC is commonly used as a measure of capital efficiency, definitions of ROIC differ, and our computation of ROIC may not be comparable to other similarly titled measures of other companies.

The following table provides an explanation of our calculation of ROIC:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Loss from continuing operations, net of tax	$(67,682)	$(70,911)	$(38,182)
Add back:
Interest Expense	15,703	14,185	9,886
Taxes on interest	(5,496)	(3,836)	(2,697)
After-tax net operating profit (loss)	$(57,475)	$(60,562)	$(30,993)

Total capital as of prior year end:
Total stockholders' equity	$288,186	$352,676	$389,644
Total debt	245,888	252,378	379,658
Less cash and cash equivalents	(4,074)	(18,877)	(24,236)
Total capital	$530,000	$586,177	$745,066

Total capital as of year-end:
Total stockholders' equity	$287,358	$288,186	$352,676
Total debt	242,235	245,888	252,378
Less cash and cash equivalents	(17,513)	(4,074)	(18,877)
Total capital	$512,080	$530,000	$586,177
Average total capital	$521,040	$558,089	$665,622
ROIC	-11%	-11%	-5%

Adjusted gross profit (excluding depreciation and amortization)

GAAP defines gross profit as revenues less cost of revenues, and includes in costs of revenues depreciation and amortization. We define adjusted gross profit (excluding depreciation and amortization) as revenues less cost of revenues (excluding depreciation and amortization). This measure differs from the GAAP definition of gross profit because we do not include the impact of depreciation and amortization, which represent non-cash expenses.

Management uses adjusted gross profit (excluding depreciation and amortization) to evaluate operating performance and to determine resource allocation between segments. We prepare adjusted gross profit (excluding depreciation and amortization) to eliminate the impact of depreciation and amortization because we do not consider depreciation and amortization indicative of our core operating performance. Adjusted gross profit (excluding depreciation and amortization) should not be considered as an alternative to gross profit (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted gross profit (excluding depreciation and amortization) may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted gross profit (excluding depreciation and amortization) or similarly titled measures in the same manner as we do.

The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss).

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Calculation of gross profit (loss)
Revenues	$543,660	$282,354	$478,522
Cost or revenue (exclusive of depreciation and amortization)	448,467	246,109	373,191
Depreciation (related to cost of revenues)	52,536	54,344	58,042
Amortization	8,799	9,083	8,650
Gross profit (loss)	$33,858	$(27,182)	$38,639

Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit (loss)	$33,858	$(27,182)	$38,639
Depreciation (related to cost of revenues)	52,536	54,344	58,042
Amortization	8,799	9,083	8,650
Adjusted gross profit (excluding depreciation and amortization)	$95,193	$36,245	$105,331

Liquidity and Capital Resources

Sources and Uses of Liquidity

Historically, we have met our liquidity needs principally from cash flows from operating activities, external borrowings and capital contributions. Our principal uses of cash are to fund capital expenditures and acquisitions, to service our outstanding debt and to fund our day to day operations. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.

At December 31, 2017, we had $17.5 million of cash and cash equivalents and $3.5 million of availability under our former credit facilities, which resulted in a total liquidity position of $21.0 million.

On January 23, 2018, we completed our IPO of 7,000,000 shares of common stock at a price to the public of $23.00 per share. After subtracting underwriting discounts and commissions of $10.9 million and the estimated offering expenses, we received net proceeds of approximately $150.1 million. On January 24, 2018, we sold an additional 1,050,000 shares of common stock at the IPO price of $23.00 per share pursuant to the underwriters’ over-allotment option. After subtracting underwriting discounts and commissions of approximately $1.6 million and the estimated offering expenses, we received net proceeds of approximately $22.5 million. We used a portion of these net proceeds, together with $125.0 million of term loan borrowings under our new credit facility (which was funded upon the closing of the IPO), to fully repay the outstanding indebtedness under our former credit facilities.  Further, our credit agreement required that we use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds are being used for general corporate purposes. On an “as adjusted” basis, our cash and cash equivalents increased by $43.4 million, to $60.9 million, and we had $49.4 million available under our credit facility compared to $3.5 million under our former credit facilities, resulting in a total liquidity position of $110.3 million as of December 31, 2017 on an as adjusted basis.

As discussed in Note 7 in our audited financial statements, as of December 31, 2017 we had $119.9 million of debt under the Former Nine Credit Facility and $122.3 million of debt under the Former Beckman Credit Facility that were scheduled to mature on May 31, 2018 and June 30, 2018, respectively. As discussed above, we repaid in full the Former Nine Credit Facility and the Former Beckman Credit Facility prior to their respective maturities with the proceeds of our IPO and term loan borrowings under our credit facility

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, the level of drilling, completion and production activity for North American onshore oil and natural gas resources, and financial and business and other factors, many of which are beyond our control.

Our total 2017 capital expenditure budget, excluding possible acquisitions, was $45.0 million and the actual amount of capital expenditures incurred in 2017 was $45.2 million. Our capital expenditure budget for 2018, excluding possible acquisitions, is expected to be between $53 million and $57 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors including expected industry activity levels and company initiatives. We believe the net proceeds from our IPO and borrowings under our credit facility, together with cash flows from operations, should be sufficient to fund our capital requirements for the next twelve months.

Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

Our cash flows for the year ended December 31, 2017 and 2016 are presented below:

	Year ended December 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$5,671	$(3,290)
Net cash used in investing activities	(44,464)	(4,176)
Net cash provided by (used in) financing activities	52,342	(7,315)
Impact of foreign exchange rate on cash	(110)	(22)
Net change in cash and cash equivalents	$13,439	$(14,803)

Net cash provided by operating activities

Net cash provided by operating activities was $5.7 million for the year ended December 31, 2017 compared to $3.3 million used in operating activities for the year ended December 31, 2016. The $9.0 million increase in cash provided by operating activities was due to the general improvement in profitability and the receipt of a $14.6 million tax refund, mostly offset by increases in accounts receivable and inventories less increases in accounts payable and accrued liabilities, all related to business growth.

Net cash flows used in Investing Activities

Net cash used in investing activities was $44.5 million for the year ended December 31, 2017, an increase of $40.3 million from the year ended December 31, 2016. The increase was mainly attributable to a $36.1 million increase in purchases of property and equipment, a $1.0 million equity investment, and decreases in proceeds from sales of equipment and in proceeds from repayment of notes receivable.

Net cash Provided by (Used in) Financing Activities

Net cash provided by financing activities totaled $52.3 million for the year ended December 31, 2017 compared with $7.3 million used in financing activities for the year ended December 31, 2016, an increase of $59.7 million. Proceeds from share issuances of $61.4 million and a $1.7 million increase in borrowings in excess of debt payments, partly offset by distributions to shareholders and payment of deferred financing costs, were responsible for the increase.

Our cash flows for the years ended December 31, 2016 and 2015 are presented below:

	Year ended December 31,
	2016	2015
	(in thousands)
Net cash (used in) provided by operating activities	$(3,290)	$140,367
Net cash used in investing activities	(4,176)	(19,251)
Net cash used in financing activities	(7,315)	(126,878)
Impact of foreign exchange rate on cash	(22)	403
Net change in cash and cash equivalents	$(14,803)	$(5,359)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $3.3 million for the year ended December 31, 2016 compared to net cash provided by operating activities of $140.4 million for the year ended December 31, 2015. The decrease in operating net cash flows was primarily attributable to the overall decline in completions activity and well services activity, as described in “—Results of operations.” The increase in net operating losses in 2016 and a decline of $89 million in accounts receivable balances in 2015 were primarily responsible for the unfavorable swing in cash provided by operating activities.

Our operating cash flows are sensitive to a number of variables, the most significant of which is the level of drilling, completion and production activity for North American onshore oil and natural gas resources. These activity levels are in turn impacted by the volatility of oil and natural gas prices, regional and worldwide economic activity and its effect on demand for hydrocarbons, weather, infrastructure capacity to reach markets and other variable factors. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “—Quantitative and qualitative disclosures about market risk” below.

Net Cash Flows Used in Investing Activities

Net cash used in investing activities was $4.2 million and $19.3 million for the years ended December 31, 2016 and December 31, 2015, respectively, a $15.1 million decrease, which was primarily attributable to lower equipment purchases.

Net Cash Used in Financing Activities

Net cash used in financing activities was $7.3 million and $126.9 million for the years ended December 31, 2016 and December 31, 2015, respectively, a $119.6 million decrease, which was primarily attributable to net repayments of debt during 2015.

Our Credit Facilities

We used a portion of the net proceeds from our IPO and term loan borrowings under our credit facility to fully repay and terminate the Former Nine Credit Facility and the Former Beckman Credit Facility (Note 7).

Former Nine Credit Facility

As of June 30, 2014, Nine and its wholly-owned Canadian subsidiary, Nine Energy Canada Inc. (“Nine Canada”), entered into the Amended and Restated Credit Agreement, dated June 30, 2014 and amended May 13, 2016 (as amended, the “Former Nine Credit Facility”) with HSBC Bank USA, N.A., as U.S. administrative agent, HSBC Bank Canada, as Canadian agent, and certain other financial institutions. Pursuant to the Former Nine Credit Facility, as of December 31, 2017, Nine had a $35.2 million term loan, and Nine was entitled to borrow up to $75.0 million (including letters of credit) under the U.S. revolving commitments (the “Former Nine U.S. Revolving Credit Facility”) and Nine Canada was entitled to borrow up to $10.0 million (including letters of credit) under the Canadian revolving commitments (the “Former Nine Canadian Revolving Credit Facility”). As of December 31, 2017, we had $75.0 million of outstanding revolving borrowings (including letters of credit) under the Former Nine U.S. Revolving Credit Facility and $9.8 million of outstanding revolving borrowings (including letters of credit)

under the Former Nine Canadian Revolving Credit Facility. All loans and other obligations under the Former Nine Credit Facility were scheduled to mature on May 31, 2018.

As of December 31, 2016, we had $120.6 million of debt under the Former Nine Credit Facility that was scheduled to mature on January 1, 2018, which was within twelve months of the date of the issuance of our audited financial statements and thereby resulted in a “going concern” paragraph being included in our independent registered public accounting firm’s audit report. Delivery of audited financial statements including a going concern paragraph would result in an event of default under the Former Nine Credit Facility absent an amendment or waiver. On March 23, 2017, we received the requisite waiver from the lenders under the Former Nine Credit Facility with respect to this potential event of default. The maturity date for the Former Nine Credit Facility was extended to May 31, 2018.

We used a portion of the net proceeds from our IPO and term loan borrowings under our credit facility to fully repay the outstanding borrowings under the Former Nine Credit Facility and terminate the Former Nine Credit Facility in connection with the closing of our IPO.

We were in compliance with all financial covenants as of December 31, 2017.

Former Beckman Credit Facility

Beckman entered into a Credit Agreement, dated May 2, 2014 (as amended, the “Former Beckman Credit Facility” and, together with the “Former Nine Credit Facility, “our former credit facilities”), with Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions pursuant to which Beckman obtained a $145 million senior credit facility. A portion of the commitments up to $132.5 million were available on a revolving basis, and $12.5 million of the commitments were extended as term advances. The amount available to be borrowed under the revolving portion was further limited by a borrowing base determined monthly based upon a formula calculated by reference to Beckman’s eligible accounts receivable, equipment, inventory and real estate. As of December 31, 2016, the borrowing base was $120.8 million and $114.3 million was outstanding under revolving loans. As of December 31, 2016, $11.0 million was outstanding under the term loan.

On February 10, 2017, pursuant to Agreement and Amendment No. 5 to the Former Beckman Credit Facility, the above-described facility was amended to consist of (i) a $6.0 million term loan tranche (the “Former Beckman Tranche B Term Loan”), (ii) a $106.3 million term loan tranche (the “Former Beckman Tranche C Term Loan” and together with the Former Beckman Tranche B Term Loan, the “Former Beckman Term Loans”), and (iii) a $15.0 million revolving facility (subject to a borrowing base that is determined monthly and was $15 million as of February 28, 2017) (the “Former Beckman Revolving Facility”). The actual amount available to be borrowed under the Former Beckman Revolving Facility was limited by a borrowing base that was determined monthly based upon a formula calculated by reference to Beckman’s eligible accounts receivable and inventory. As of December 31, 2017, the borrowing base was $15.0 million. As of December 31, 2017, we had $6.0 million outstanding under the Former Beckman Tranche B Term Loan, $104.8 million outstanding under the Former Beckman Tranche C Term Loan and $11.5 million of outstanding revolving borrowings under the Former Beckman Revolving Facility. All loans and other obligations under the Former Beckman Credit Facility were scheduled to mature on June 30, 2018.

We used a portion of the net proceeds from our IPO and term loan borrowings under our credit facility to repay the outstanding borrowings under the Former Beckman Credit Facility and terminate the Former Beckman Credit Facility in connection with the closing of our IPO.

Beckman and its restricted subsidiaries were in compliance with such covenants and ratios as of December 31, 2017.

Our Credit Facility

Concurrently with the consummation of our IPO, our credit facility became effective, consisting of $125 million of term loan commitments and $50 million of revolving credit commitments. Upon consummation of our IPO, we borrowed $125 million of term loans and had approximately $49.4 million of undrawn revolver capacity under our credit facility. Borrowings under our credit facility may vary significantly from time to time depending on our cash needs at any given time.

Our credit facility is evidenced by a credit agreement dated as of September 14, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as amended by the First Amendment to Credit Agreement dated as of November 20, 2017 (as amended, the “Credit Agreement”). The Company was not permitted to borrow under the Credit Agreement, and the covenants of the Credit Agreement were not binding on the Company, until the consummation of our IPO on January 23, 2018. Pursuant to the Credit Agreement, Nine and its domestic restricted subsidiaries are entitled to borrow $125 million of term loans and up to $50 million (including letters of credit) as revolving credit loans under the revolving commitments. At no time will the maximum principal amount of revolving credit loans, together with the face amount of letters of credit, under the Credit Agreement be permitted to exceed $50 million, absent Nine obtaining additional commitments from existing or new lenders. On January 24, 2018, in connection with the closing of the over-allotment option, the Company used a portion of the proceeds from the closing of the over-allotment option to make a mandatory prepayment of the term loan borrowings of $9.7 million. After giving effect to such prepayment, the Company had $115.3 million of outstanding term loans under the credit facility.

All of the obligations under the Credit Agreement are secured by first priority perfected security interests (subject to permitted liens) in substantially all of the personal property of Nine and its domestic restricted subsidiaries (including Beckman and its subsidiaries), excluding certain assets. Nine Canada is not be a borrower or guarantor under the Credit Agreement.

Loans to Nine and its domestic restricted subsidiaries under the Credit Agreement may be base rate loans or LIBOR loans. The applicable margin for base rate and prime rate loans will vary from 1.50% to 2.75%, and the applicable margin for LIBOR loans will vary from 2.50% to 3.75%, in each case depending on Nine’s leverage ratio. Nine is permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.

In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. Such commitment fee is payable quarterly in arrears.

The term loans are payable on a quarterly basis in amounts equal to 2.5% of the original principal balance. The term loans and revolving loans mature in July 2020.

The Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. The Credit Agreement does not contain any financial covenants, other than a total leverage ratio, an asset coverage ratio and a fixed charge coverage ratio, each of which will be tested on a quarterly basis.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments at December 31, 2017.

	Payments due by period for the year ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Former credit facilities(1)	$242,235	$-	$-	$-	$-	$-	$242,235
Interest expense	6,604	-	-	-	-	-	$6,604
Operating leases	6,799	4,027	2,992	2,604	2,277	12,738	$31,437
Total	$255,638	$4,027	$2,992	$2,604	$2,277	$12,738	$280,276

(1)

The table above does not reflect our use of a portion of the net proceeds from our IPO and term loan borrowings under our credit facility to fully repay and terminate our former credit facilities (the Former Nine Credit Facility and the Former Beckman Credit Facility).

Please see “—Our credit facilities—Our credit facility” for information regarding our credit facility.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of December 31, 2017.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe that most of these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act. Under Section 107 of the JOBS Act, as an emerging growth company, we can take advantage of an extended transition period for the adoption of new or revised financial accounting standards. We intend to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Revenue Recognition

The Company recognizes revenue for products and services based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other post-delivery obligations. Revenue is recognized for services when they are rendered and collectability is reasonably assured. Revenue for products is recognized upon delivery, customer acceptance and when collectability is reasonably assured.

Property and Equipment

Property and equipment are recorded at cost or valuation, less applicable depreciation. Equipment held under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from one to 15 years, except for buildings which have lives up to 39 years (see Note 4—“Property and Equipment” to our audited financial statements for further information). Equipment held under capital leases is amortized straight-line over the shorter of the lease term or estimated useful life of the asset. Maintenance and repairs are charged to operating expense as incurred; significant renewals and betterments are capitalized.

Definite-lived Intangible Assets

Definite-lived intangible assets that are acquired in connection with business acquisitions are amortized utilizing the estimated pattern of the consumption of the economic benefit over their estimated useful lives, which range from 3 to 15 years.

Impairment of Long-lived assets, Goodwill and Other Intangible Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. The costs of assets that are sold or retired and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Goodwill is tested for impairment annually and when indicators of impairment exist. In the first step, the Company determines the fair value of its individual operating units by blending two valuation approaches: the income and market value approach. The income approach uses the Company’s own market assumptions, including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. The market value approach uses financial information from comparable entities. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the operating unit used in the first step less the fair values of all other net tangible and intangible assets of the operating unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Recognition of Provisions for Contingencies

In the ordinary course of business, we are subject to various claims, suits and complaints. We, in consultation with internal and external advisors, will provide for a contingent loss in the financial statements if it is probable that a liability has been incurred at the date of the financial statements and the amount can be reasonably estimated. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within the range, provision will be made for the lower amount of the range. Legal costs are expensed as incurred.

Share-based Compensation

We account for awards of share-based compensation at fair value on the date granted to employees and recognize the compensation expense in the financial statements over the requisite service period. Fair value of the share-based compensation was measured using the Black-Scholes model for all of the options outstanding. These models require assumptions and estimates for inputs, especially the estimate of the volatility in the value of the underlying share price, that affect the resultant values and hence the amount of compensation expense recognized. We determine the estimate of volatility periodically based on the averages for the stocks of comparable publicly traded companies. Forfeitures are recorded as they occur.  All stock based compensation expense is recorded using the straight-line method and is included in general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income (Loss).

Determining Fair Market Value

Determining the appropriate fair value model and calculating the fair value of options requires the input of highly subjective assumptions, including the expected volatility of the price of our stock, the risk-free rate, the expected term of the options and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our share-based compensation expense could be materially different in the future. We estimate the fair value of each option grant using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires estimates of key assumptions based on both historical information and management judgment regarding market factors and trends.

Expected volatility—We developed our expected volatility by using the historical volatilities of our peer group of public companies.

Risk-free interest rate—The risk-free interest rates for options granted are based on the average of five year and seven year constant maturity Treasury bond rates whose term is consistent with the expected term of an option from the date of grant.

Expected Term—The expected term is based on the midpoint between the vesting date and contractual term of an option. The expected term represents the period that our stock-based awards are expected to be outstanding.

Expected dividend yield—We do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Recent Accounting Pronouncements

See Note 2—“Summary of Significant Accounting Policies” to our audited financial statements for a discussion of recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2016 and 2017, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Interest Rate Risk

We have interest rate exposure arising from our variable interest rate borrowings. These variable interest rate borrowings are impacted by changes in short-term interest rates. A hypothetical one-percentage point increase in interest rates on our long-term debt outstanding as of December 31, 2017 would increase our annual interest expense by $1.1 million.

Commodity Price Risk

Our fuel purchases expose us to commodity price risk. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Recently we have been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities.

Non-U.S. Currency Exchange Rates

We operate in the U.S. and Canadian markets, and as a result our primary exposure to fluctuations in currency exchange rates relates to fluctuations between the U.S. dollar and the Canadian dollar. In Canada, the effects of currency fluctuations are largely mitigated because local expenses of such operations are also generally denominated in the local currency. However, there may be instances in which costs and revenue will not be matched with respect to currency denomination and we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. We do not hedge our exposure to changes in foreign exchange rates. See Item 1A. “Risk Factors—Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period.”

Assets and liabilities for which the functional currency is the local currency are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected as accumulated other comprehensive income in the stockholders’ equity section on our balance sheet. We recorded adjustments of approximately $0.2 million to our equity account for each of the years ended December 31, 2017 and 2016 to reflect the net impact of the changes in the strength of the Canadian dollar against the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nine Energy Service, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nine Energy Service, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, based on our audits and the report of other auditors with respect to the consolidated financial statements as of and for the year ended December 21, 2015, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We did not audit the consolidated financial statements of Beckman Production Services, Inc., a wholly owned subsidiary, as of and for the year ended December 31, 2015, which statements reflect total assets of $321.9 million as of December 31, 2015 and total revenues of $176.4 million for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for Beckman Production Services, Inc. as of and for the year ended December 31, 2015, is based solely on the report of the other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 29, 2018

We have served as the Company's auditor since 2011.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nine Energy Services, Inc.

Houston, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Beckman Production Services, Inc. (the “Company”) for the year ended December 31, 2015.  These financial statements (not presented herein) are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Beckman Production Services, Inc. for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Houston, TX

March 21, 2017

NINE ENERGY SERVICE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
	(in thousands of dollars except shares)
Assets
Current assets
Cash and cash equivalents	$17,513	$4,074
Accounts receivable, net	99,565	47,366
Inventories	22,230	15,169
Income taxes receivable	—	14,620
Prepaid expenses and other	7,929	9,485
Total current assets	147,237	90,714
Property and equipment, net	259,039	273,210
Goodwill	93,756	125,286
Intangible assets, net	63,545	76,144
Other long-term assets	4,806	364
Notes receivable from shareholders	10,476	10,376
Total assets	$578,859	$576,094
Liabilities and Stockholders’ Equity
Current liabilities
Long-term debt, current portion	$241,509	$17,975
Accounts payable	29,643	18,823
Accrued expenses	14,687	12,417
Income taxes payable	581	—
Notes payable—insurance premium financing	—	272
Total current liabilities	286,420	49,487
Long-term liabilities
Long-term debt	—	226,287
Deferred taxes	5,017	10,637
Other long term liabilities	64	1,497
Total liabilities	291,501	287,908

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 15,810,540 and 13,386,986 shares issued and outstanding at December 31, 2017 and 2016, respectively)	158	134
Additional paid-in capital	384,965	317,937
Accumulated other comprehensive income (loss)	(3,684)	(3,486)
Retained earnings (accumulated deficit)	(94,081)	(26,399)
Total stockholders’ equity	287,358	288,186
Total liabilities and stockholders’ equity	$578,859	$576,094

All share data reflect the 8.0256 for 1 stock split that took place in January 2018

The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands of dollars, except share and per share data)
Revenues	$543,660	$282,354	$478,522
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	448,467	246,109	373,191
General and administrative expenses	49,552	39,387	42,862
Depreciation	53,422	55,260	58,894
Amortization of intangibles	8,799	9,083	8,650
Impairment of goodwill	31,530	12,207	35,540
Impairment of intangibles	3,800	—	—
Loss on equity method investment	368	—	—
Loss on sale of property and equipment	4,688	3,320	2,004
Loss from operations	(56,966)	(83,012)	(42,619)
Other expense
Interest expense	15,703	14,185	9,886
Total other expense	15,703	14,185	9,886
Loss from continuing operations before income taxes	(72,669)	(97,197)	(52,505)
Benefit for income taxes	(4,987)	(26,286)	(14,323)
Loss from continuing operations, net of tax	(67,682)	(70,911)	(38,182)
Loss from discontinued operations, net of tax of $0, $0 and $513	—	—	(935)
Net loss	$(67,682)	$(70,911)	$(39,117)
Loss per share from continuing operations—basic and diluted	$(4.55)	$(5.34)	$(2.89)
Loss per share from discontinued operations—basic and diluted	$—	$—	$(0.07)
Loss per share—basic and diluted	$(4.55)	$(5.34)	$(2.96)
Weighted average shares outstanding	14,887,006	13,268,540	13,193,380
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0 and $0	$(198)	$210	$(4,067)
Total other comprehensive income (loss), net of tax	(198)	210	(4,067)
Total comprehensive loss	$(67,880)	$(70,701)	$(43,184)

All share data reflect the 8.0256 for 1 stock split that took place in January 2018

The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2017, 2016 and 2015

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholders’
	Shares	Amounts	capital	income (loss)	deficit)	equity
	(in thousands of dollars, except shares)

Stockholders’ equity as of December 31, 2014	13,197,031	$132	$305,512	$371	$83,629	$389,644
Issuance of common stock	53,819	1	199	—	—	200
Stock-based compensation expense	30,031	—	5,266	—	—	5,266
Exercise of stock options	15,593	—	219	—	—	219
Issuance of shares for Scorpion acquisition	24,157	—	1,000	—	—	1,000
Cancellation of shares in conjunction with repayment of notes receivable	(20,417)	—	(675)	—	—	(675)
Excess tax benefit on share based compensation	—	—	206	—	—	206
Other comprehensive loss	—	—	—	(4,067)	—	(4,067)
Net loss	—	—	—	—	(39,117)	(39,117)
Stockholders’ equity as of December 31, 2015	13,300,214	133	311,727	(3,696)	44,512	352,676
Issuance of common stock	86,772	1	499	—	—	500
Stock-based compensation expense	—	—	5,711	—	—	5,711
Other comprehensive income	—	—	—	210	—	210
Net loss	—	—	—	—	(70,911)	(70,911)
Stockholders’ equity as of December 31, 2016	13,386,986	$134	$317,937	$(3,486)	$(26,399)	$288,186
Issuance of common stock	2,501,643	25	61,897	—	—	61,922
Distribution to non-accredited investors	(78,089)	(1)	(2,437)	—	—	(2,438)
Stock-based compensation expense	—	—	7,568	—	—	7,568
Other comprehensive income	—	—	—	(198)	—	(198)
Net loss	—	—	—	—	(67,682)	(67,682)
Stockholders’ equity as of December 31, 2017	15,810,540	$158	$384,965	$(3,684)	$(94,081)	$287,358

All share data reflect the 8.0256 for 1 stock split that took place in January 2018

The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands of dollars)
Cash flows from operating activities
Net loss	$(67,682)	$(70,911)	$(39,117)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	53,422	55,260	58,894
Amortization of intangibles	8,799	9,083	8,650
Amortization of deferred financing costs	1,615	2,355	1,027
Provision for doubtful accounts	176	—	1,170
Deferred tax benefit	(5,815)	(12,159)	(15,836)
Impairment of goodwill	31,530	12,207	35,540
Impairment of intangibles	3,800	—	—
Provision for inventory obsolescence	1,359	287	2,772
Stock-based and deferred compensation expense	7,568	5,711	5,473
Loss on sales of assets	4,688	3,320	2,004
Loss (gain) on revaluation of contingent consideration	415	1,735	(293)
Loss on equity method investment	368	—	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(52,180)	2,073	88,880
Inventories	(8,212)	(558)	3,524
Prepaid expenses and other current assets	1,472	(3,172)	1,259
Accounts payable and accrued expenses	12,530	(2,396)	(24,141)
Income taxes receivable/payable	15,158	(5,848)	10,495
Other assets and liabilities	(3,340)	(277)	66
Net cash (used in) provided by operating activities	5,671	(3,290)	140,367
Cash flows from investing activities
Entity acquisitions, no cash acquired	—	—	(397)
Proceeds from sales of assets	1,452	2,918	5,241
Proceeds from property and equipment casualty losses	300	262	2,388
Proceeds from notes receivable payments	-	1,774	243
Purchases of property and equipment	(45,216)	(9,130)	(26,726)
Equity method investment in DIT	(1,000)	—	—
Net cash used in investing activities	(44,464)	(4,176)	(19,251)
Cash flows from financing activities
Borrowings on revolving credit facilities	56,481	75,136	15,641
Payments on revolving credit facilities	(38,287)	(61,956)	(134,351)
Payments on term loans	(22,475)	(19,725)	(8,500)
Proceeds from notes payable—insurance premium financing	—	1,127	—
Payments on notes payable—insurance premium financing	(272)	(855)	—
Payment of contingent liability on Scorpion purchase	(1,325)	(297)	—
Payments on capital lease obligations	—	—	(70)
Proceeds from share issuances	61,374	500	419
Distribution to shareholders	(2,438)	—	—
Deferred financing costs	(716)	(1,245)	(17)
Net cash used in financing activities	52,342	(7,315)	(126,878)
Net increase (decrease) in cash and cash equivalents	13,549	(14,781)	(5,762)
Impact of foreign currency exchange on cash	(110)	(22)	403
Cash and cash equivalents
Beginning of year	4,074	18,877	24,236
End of year	$17,513	$4,074	$18,877

The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.

NOTES TO THE FINANCIAL STATEMENTS

1. Description of business and organization

Nine Energy Service, Inc. (the “Company”, “Nine”), a Delaware corporation, is an oilfield services business that provides services integral to the completion of unconventional wells through a full range of tools and methodologies, and provides a range of production enhancement and well workover services.  The Company is headquartered in Houston, Texas.

On February 28, 2017, pursuant to the terms and conditions of a combination agreement dated February 3, 2017 (“Combination”) the Company merged with Beckman Production Services, Inc., (“Beckman”) and all of the issued and outstanding shares of Beckman common stock were converted into shares of common stock of Nine Energy Service, Inc.  Prior to the Combination, SCF-VII, L.P. had controlled a majority of the voting interests of Nine and Beckman since February 28, 2011 and July 31, 2012, respectively.  The merger of the entities into the combined Company was accounted for using reorganization accounting (i.e., “as if” pooling of interest) for entities under common control.

As of December 31, 2017, the Company had $119.9 million of debt scheduled to mature on May 31, 2018 and $122.3 million of debt scheduled to mature on June 30, 2018.  The Company did not have sufficient liquidity and capital resources to repay the outstanding debt on its maturity dates.  The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company performed an evaluation of its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued and concluded that, due to the Company’s initial public offering of stock in January 2018 and subsequent funding of a new credit agreement, the Company will continue as a going concern. With the proceeds of the IPO and the new debt agreement, the Company paid all of the debt outstanding at December 31, 2017 during January 2018 (Note 7).

2. Significant accounting policies

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements as of December 31, 2017, 2016 and 2015, and for the years then ended, include the accounts of Nine Energy Service, Inc. and Beckman Production Services, Inc. and their wholly owned subsidiaries since the date of their respective acquisition (Note 1). The Company’s historical financial information was recast to combine the financial statements of the Company with those of Beckman as if the combination had been in effect since inception of common control. All inter-company balances and transactions have been eliminated in the consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Such estimates include but are not limited to fair value assumptions used in purchase accounting and in analyzing goodwill, other intangibles and long-lived assets for possible impairment, useful lives used in depreciation and amortization expense, stock based compensation fair value, estimated realizable value on excess and obsolete inventories, deferred taxes and income tax contingencies and losses on accounts receivable. It is at least reasonably possible that the estimates used will change within the next year

Revenue recognition

The Company recognizes revenue for equipment, products and services based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other post-delivery obligations.  Revenue is recognized for products upon delivery, customer acceptance and when collectability is reasonably assured.  Revenue is recognized for services when they are rendered and collectability is reasonably assured.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Throughout the year, the Company maintained cash balances that were in excess of their federally insured limits. The Company has not experienced any losses in such accounts.

Cash flows from the Company’s Canadian subsidiary are calculated based on its functional currency. As a result, amounts related to changes in assets and liabilities reported in the Consolidated Statements of Cash Flows will not necessarily agree to changes in the corresponding balances on the Consolidated Balance Sheets.

Foreign currency

The Company’s functional currency is the U.S. Dollar (“USD”). The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Revenues and expenses of the subsidiary have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the consolidated balance sheet date. The resulting translation gain and loss adjustments have been recorded as a separate component of other comprehensive income (loss) in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss) and changes in stockholders’ equity.

Accounts receivable

The Company extends credit to customers in the normal course of business. Accounts receivable are carried at their estimated collectible amount. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. Such allowances are based upon several factors including, but not limited to, credit approval practices, industry and customer historical experience as well as the current and projected financial condition of the specific customer. Accounts receivable outstanding longer than contractual terms are considered past due. The Company writes off accounts receivable to the allowance for doubtful accounts when they become uncollectible. Any payments subsequently received on receivables previously written off are credited to bad debt expense.

Bad debt expense was $0.2 million for the year ended December 31, 2017, and $1.2 million for the year ended December 31, 2015. There was no bad debt expense for the year ended December 31, 2016. The allowance for doubtful accounts was $0.6 million and $0.4 million at December 31, 2017 and 2016, respectively.

Concentration of credit risk

The majority of the Company’s customers operate in the oil and gas industry. While current energy prices are important contributors to positive cash flow for the customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity as well as the entire health of the oil and natural gas industry, and can therefore negatively impact spending by the Company’s customers.

Revenues for the years ended December 31, 2016 and 2015 each included sales to one customer that individually represented 10% or more of total revenue. No customer accounted for at least 10% of revenues for the year ended December 31, 2017.

Inventories

Inventories, classified as finished goods, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserves for obsolescence were $2.9 million and $3.3 million at December 31, 2017 and 2016, respectively.

	2017	2016
	(in thousands of dollars)
Raw Materials	$939	$605
Finished Goods	21,291	14,564
Total	$22,230	$15,169

Concentration of supplier risk

Purchases during the years ended December 31, 2017 and 2016 included purchases from one supplier that individually represented more than 10% of total operating purchases. The accounts payable to this vendor totaled 17% and 11% of total accounts payable at December 31, 2017 and 2016, respectively.  No supplier accounted for more than 10% of operating purchases during the year ended December 31, 2015.

Equity method investment

The Company accounts for investments, which it does not control but has the ability to significantly influence, using the equity method of accounting. Under this method, the investment is carried originally at cost, increased by any allocated share of the investee’s net income and contributions made, and decreased by any allocated share of the investee’s net losses and distributions received. The investee’s allocated share of income and losses is based on the rights and priorities outlined in the equity investment agreement.

On March 13, 2017, the Company entered into an agreement to acquire shares of the Series B Preferred Stock of Deep Imaging Technologies (“DIT”) for $1.0 million. DIT provides an advanced electromagnetic fracture monitoring service which will allow our customers to make on-site decisions regarding efficiencies. The Company’s investment in DIT is accounted for as an equity method investment, as the Company has a non-controlling interest in DIT but has the ability to exercise significant influence.

From the date of the investment through December 31, 2017, the Company’s share of DIT’s net loss was $0.4 million, and is reported as “loss on equity method investment” in the Consolidated Statements of Income and Comprehensive Income (Loss) and as a reduction of the investment in DIT, which is reported within “other long-term assets” in the Consolidated Balance Sheets.

Property and equipment

Property and equipment are recorded at cost, less applicable depreciation. Equipment held under capital leases is stated at the present value future minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Equipment held under capital leases is amortized over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repairs are charged to operating expense as incurred; significant renewals and betterments are capitalized.

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. The costs of assets that are sold or retired and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Goodwill and intangible assets

For goodwill and indefinite lived intangibles, an assessment for impairment is performed annually or when there is an indication an impairment may have occurred. The Company completes its annual impairment test for goodwill using an assessment date as of December 31 for each of the Company’s seven operating units. Through 2016, Beckman’s goodwill was tested for impairment as of October 31.  The testing date was changed to December 31 in 2017 in order to align the timing of the assessment with the Company’s planning and forecasting process.  This is not considered a material change in accounting principle.

In the first step of the impairment test, the Company determines the fair value of its individual operating units by blending two valuation approaches: the income and market value approach. The income approach uses the Company’s own market assumptions, including projections of future cash flows, determinations of appropriate discount rates, and other assumptions which are considered reasonable and inherent in the discounted cash flow analysis. The projections are based on historical performance and future estimated results. The market value approach uses financial information from comparable entities. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the operating unit used in the first step less the fair values of all other net tangible and intangible assets of the operating unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Intangible assets with finite lives, including customer relationships, technology, and non-compete agreements are amortized on a straight-line basis over the life of the intangible assets, for three to fifteen years. These assets are tested for impairment whenever events or changes in circumstances indicated that their carrying amount may not be recoverable.

Equity

In January 2018, there was an 8.0256 for 1 stock split immediately preceding the IPO.  All shares and per share data reflect the effect of the stock split.

Share-based compensation

The Company measures employee share-based compensation awards at fair value on the date they are granted to employees and recognizes compensation cost in its financial statements over the requisite service period. The Company has stock-based compensation plans for certain of its employees. Compensation expense is recorded for restricted stock over the applicable vesting period based on the fair value of the stock on the date of grant. Options are issued with an exercise price equal to the fair value of the stock on the date of grant. Compensation expense is recorded for the fair value of the stock options, and is recognized over the period of the underlying security’s vesting schedule. Consideration paid on the exercise of stock options is credited to share capital and additional paid-in capital.

Fair value of the share-based compensation is measured by use of the Black-Scholes pricing model. The following discusses the assumptions used related to the Black-Scholes pricing model.

Expected life

The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the simplified method, which is the weighted average vesting term plus the original contractual term, divided by two.

Expected volatility

Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. Since the Company’s stock is not publicly traded, the Company determines volatility based on an analysis of the PHLX Oil Service Index that tracks publicly traded oilfield service stocks.

Dividend yield

At the time of the issuance of the options, the Company did not plan to pay cash dividends in the foreseeable future. Therefore, a zero expected dividend yield was used in the valuation model.

Risk-free interest rate

The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Forfeitures

As a result of the adoption of ASC No. 2016-09, the Company elected to account for stock-based compensation forfeitures as they occur.

Fair value of common stock

The value of the Company’s stock at the time of each option grant used to establish the strike price is estimated by management in accordance with an internal valuation model, and approved by the Company’s Board of Directors. The valuation model is based upon an average of cash flow and book value multiples of comparable companies. The comparable companies selected reflect the market’s view on key sector, geographic, and product type exposure that are similar to those that impact the Company’s business. The value is further subject to judgmental factors such as prevailing market conditions, changes in the stock prices of other oilfield service companies and the overall outlook for the Company and its products in general.

Going forward, the stock value will be the publicly traded share price.

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities at the balance sheet date, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. The Company records a valuation reserve in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, the tax position is measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement.

Deferred financing costs

Deferred financing costs are amortized over the life of the related debt using the effective interest method. The Company expensed approximately $1.6 million, $2.4 million and $1.0 million of deferred financing costs during the years ended December 31, 2017, 2016 and 2015, respectively, which amounts are included in interest expense in the statements of comprehensive income. The expense included the write-off of approximately $0.1 million and $1.0 million of deferred financing costs for the years ended December 2017 and 2016. The amount written off represents the portion of the deferred financing costs related to the reduction in the amount available in the revolving credit facilities during 2017 and 2016 (Note 7).

Deferred financing costs of $0.7 million and $1.6 million at December 31, 2017 and 2016, respectively, are reported as a reduction of long-term debt (Note 7).

Fair value of financial instruments

The carrying amounts for financial instruments classified as current assets and current liabilities approximate fair value, due to the short maturity of such instruments. The book values of other financial instruments, such as the Company’s debt under its Credit Facilities (Note 7), approximates fair value because interest rates charged are similar to other financial instruments with similar terms and maturities and the rates vary in accordance with a market index.

For the financial assets and liabilities disclosed at fair value, fair value is determined as the exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The established fair value hierarchy divides fair value measurement into three levels:

•	Level 1—inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;
•	Level 2—inputs other than quoted prices included within Level 1 that are observable for the assets or liability, either directly or indirectly; and
•	Level 3—inputs are unobservable for the asset or liability, which reflect the best judgment of management.

The financial assets and liabilities that are disclosed at fair value are categorized in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.

Earnings per share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The diluted income per share computation is calculated by dividing net income by the weighted-average number of common shares outstanding during the period, taking into effect, if any, of shares that would be issuable upon the exercise of outstanding stock options, reduced by the number of shares purchased by the Company at cost, when such amounts are dilutive to the earnings per share calculation. There is no dilutive effect for 2017, 2016 or 2015 since the company is in a net loss position.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) No. 2014-09, Revenue from Contracts with Customers, which supersedes the current revenue recognition guidance. The ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and asset recognized from costs incurred to obtain or fulfill a contract. The new standard will be effective for the Company for the fiscal years beginning after December 31, 2018 using one of two retrospective application methods. The Company is currently evaluating the impacts of adoption of this guidance.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires companies to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this ASU in the first quarter of 2017 and the adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Upon adoption of the new guidance, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Although the new guidance will be generally effective for fiscal years beginning after December 15, 2018, the Company plans to adopt for fiscal years beginning after December 31, 2019 as an emerging growth company. The Company is currently evaluating the impacts of adoption of this guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. Although the new guidance is generally effective for fiscal years beginning after December 15, 2017, the Company plans to adopt for the fiscal years beginning after December 31, 2018 as an emerging growth company. Early adoption is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized before the issuance date or effective date of the amendments. Entities will be required to apply the guidance prospectively when adopted. The Company is evaluating the impact this new pronouncement will have on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of an operating unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the operating unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that operating unit. An entity still has the option to perform the qualitative assessment for an operating unit to determine if the quantitative impairment test is necessary. The new guidance should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the financial statement implications of adopting ASU 2017-04.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payment. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the financial statement implications of adopting ASU 2016-15.

3. Acquisitions and combinations

Beckman combination

On February 28, 2017, pursuant to the terms and conditions of a combination agreement dated February 3, 2017, the Company merged with Beckman and all of the issued and outstanding shares of Beckman common stock were converted into shares of common stock of Nine Energy Service, Inc. Beckman shares were converted at a ratio of 0.567154 Nine shares per Beckman share. Prior to the Combination, SCF-VII, L.P. had controlled a majority of the voting interests of Nine and Beckman since February 28, 2011 and July 31, 2012, respectively. The merger of the entities into the Company was accounted for using reorganization accounting (i.e., “as if” pooling of interest) for entities under common control.

In conjunction with the Combination, other events occurred, including:

•	The conversion of certain Beckman shares into cash at the price of $17.69 per Beckman share. These shares were owned by non-accredited shareholders of Beckman at the time of the Combination;
•	Payment of cash for a certain number of Beckman shares that converted into fractional Nine shares at the price of $31.18 per Nine share;
•	The conversion of Beckman options to purchase Beckman common stock into options to purchase Nine shares;
•	The conversion of Beckman restricted shares into Nine restricted shares;
•	The conversion of Beckman warrants to purchase Beckman common stock in warrants to purchase Nine shares;
•	The issuance of options to purchase Nine common stock;
•

The issuance, on a pro-rata basis, to the Company’s shareholders, of Nine common stock based on a subscription amount equal to the number of common shares issued at a price of $31.18. The subscription was offered to all shareholders on record at the time of the Combination. Any unsubscribed shares were reallocated among the shareholders; and

•	The issuance, to the Company’s shareholders, of Nine warrants equal to one half of the amount of shares issued related to the subscription described above.

4. Property and equipment

The following is a summary of property and equipment as of December 31, 2017 and 2016:

	Estimated useful lives	2017	2016
		(in thousands of dollars)
Operating equipment	1 to 12 years	$397,802	$370,153
Autos and trucks	1 to 7 years	32,973	33,892
Furniture, fixtures and equipment	2 to 12 years	3,179	2,913
Shop equipment	3 to 15 years	13,463	7,535
Buildings	7 to 39 years	14,260	14,901
Leasehold improvements	3 to 10 years	963	936
Land	indefinite	2,087	1,777
		464,727	432,107
Less: Accumulated depreciation		(205,688)	(158,897)
		$259,039	$273,210

Depreciation expense was $53.4 million, $55.3 million and $58.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense related to cost of revenues but reported separately as part of depreciation expense, was $52.5 million, $54.3 million and $58.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Goodwill and intangible assets

The changes in the net carrying amount of the components of goodwill and intangible assets for the years ended December 31, 2017 and 2016 were as follows:

	Goodwill
	Gross value	Accumulated impairment loss	Net
	(in thousands of dollars)
Balances as of December 31, 2015	$173,033	$(35,540)	$137,493
Impairment	—	(12,207)	(12,207)
Balance as of December 31, 2016	$173,033	$(47,747)	$125,286
Impairment	—	(31,530)	(31,530)
Balance as of December 31, 2017	$173,033	$(79,277)	$93,756

	Intangible assets
	Gross value	Accumulated amortization	Net
	(in thousands of dollars)
Balances as of December 31, 2015	$105,464	$(20,237)	$85,227
Amortization expense	—	(9,083)	(9,083)
Impairment	—	—	—
Balance as of December 31, 2016	$105,464	$(29,320)	$76,144
Amortization expense	—	(8,799)	(8,799)
Impairment	(12,000)	8,200	(3,800)
Balance as of December 31, 2017	$93,464	$(29,919)	$63,545

The Company performs its annual impairment tests of goodwill as of December 31.  Prior to 2017, Beckman performed its annual impairment tests as of October 31.  The impairment test date was changed to December 31 in order to align more closely with the Company’s planning and forecasting process.

At December 31, 2017, the Company performed its annual impairment test on each of its operating units and concluded that there was impairment at one operating unit in our Completion Solutions segment because its carrying value exceeded its estimated fair value, which resulted from declining profitability and deteriorating market conditions.  The Company recognized a goodwill impairment loss of $31.5 million.  At December 31, 2016, the annual impairment test indicated impairment in another operating unit in the Completion Solutions segment on which impairment was also recognized during 2015, because its carrying value exceeded its estimated fair value, which resulted from continued deterioration of market conditions.  The Company recognized an impairment loss of $12.2 million.

The December 31, 2017 impairment test for the Production Solutions segment indicated that the estimated fair value calculation provided only 11% of cushion in relation to carrying value.  As a result, this segment’s goodwill, which totals $13.0 million, is susceptible to impairment risk from adverse economic conditions in the future.

At the time of the acquisition of one of the Completion Solutions operating units, a customer relationships intangible was recorded, based on revenue from existing customers.  During 2017, the completions methodology in the area where the operating unit is located continued to evolve from open hole completions to significantly less profitable cemented liners.  Due to declining revenue and profitability, the Company considered whether the operating unit’s asset group, which includes the intangible asset, should be tested for recoverability.  Based on the significance of the events or changes in circumstances, the Company concluded that the carrying amounts of these assets were not recoverable.  Fair value was determined by estimating the net present value of the future cash flows over the life of the assets.  Using Level 3 inputs of the fair value hierarch, critical assumptions for those valuations include estimated activity levels, revenue and operating expenses.  The Company incurred $3.8 million of intangible asset impairments for the year ended December 31, 2017. This impairment was recorded as “Impairment of Intangibles” in the Consolidated Statement of Income and Comprehensive Income (loss).

Amortization expense of $8.8 million, $9.1 million and $8.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, is related to cost of revenues, but reported separately.

Goodwill by segment for the years ended December 31, 2017 and 2016 was as follows:

	Completion Solutions		Production Solutions		Total
(in thousands of dollars)	2017	2016	2017	2016	2017	2016
Balances as of January 1	$112,300	$124,507	$12,986	$12,986	$125,286	$137,493
Impairment	(31,530)	(12,207)	-	-	(31,530)	(12,207)
Balances as of December 31	$80,770	$112,300	$12,986	$12,986	$93,756	$125,286

Intangible assets arising from business acquisitions consisted of the following:

		December 31, 2016
	Amortization period	Gross	Accumulated amortization	Net
		(in thousands of dollars)
Customer relationships	8 to 15 years	$76,040	$(24,896)	$51,144
Noncompete agreements	3 to 5 years	4,966	(3,452)	1,514
Technology	6 years	1,870	(415)	1,455
Trademarks	Indefinite	22,020	—	22,020
Other intangible assets	4 years	550	(539)	11
		$105,446	$(29,302)	$76,144

		December 31, 2017
	Amortization period	Gross	Accumulated amortization	Net
		(in thousands of dollars)
Customer relationships	8 to 15 years	$64,040	$(24,395)	$39,645
Noncompete agreements	3 to 5 years	4,966	(4,241)	725
Technology	6 years	1,870	(726)	1,144
Trademarks	Indefinite	22,020	—	22,020
Other intangible assets	4 years	550	(539)	11
		$93,446	$(29,901)	$63,545

The weighted average remaining useful life of the intangible assets as of December 31, 2017 was 7.5 years. Future estimated amortization expense is as follows:

(in thousands of dollars)
Year Ending December 31,
2018	$7,431
2019	6,925
2020	6,604
2021	6,253
2022	3,603
Thereafter	10,709
$41,525

6. Accrued expenses

Accrued expenses consisted of the following as of December 31, 2017 and 2016:

	2017	2016
	(in thousands of dollars)
Accrued compensation and benefits	$6,923	$4,922
Accrued management bonus	1,351	-
Sales tax payable	767	820
Accrued expenses	3,685	4,031
Accrued property tax	83	764
Accrued interest	148	96
Scorpion contingent liability	1,730	1,784
	$14,687	$12,417

7. Long-term debt

Long-term debt consists of the following as of December 31, 2017 and 2016:

	2017	2016
	(in thousands of dollars)
Nine US revolving credit facility	$75,000	$55,500
Nine US term loan	35,175	56,150
Nine Canada revolving credit facility	9,760	8,938
Beckman revolving credit facility	110,800	114,300
Beckman term loan	11,500	11,000
Total debt before deferred financing costs	$242,235	$245,888
Deferred financing costs	(726)	(1,626)
Total	$241,509	$244,262

Less Current portion	(241,509)	(17,975)
Long-term debt	$-	$226,287

Nine credit facilities

In conjunction with the Crest Pumping Technologies (“Crest”) acquisition on June 30, 2014, the Company entered into a $300 million credit facility arrangement with several major financial institutions, secured by substantially all of the Company’s assets. Under the credit facility arrangement, $270 million could be borrowed in the U.S., consisting of an $85 million 5-year Term Loan and a $185 million Revolving Credit Facility, and $30 million could be borrowed in Canada under a Revolving Credit Facility. The maturity date was June 30, 2019. Interest rates were based on prime rate, the federal funds rate or the London Interbank Offered Rate (LIBOR), plus a margin determined by the funded debt to EBITDA ratio. There was also a standby fee of 0.375% to 0.5%. Interest rates ranged from 2.2% to 3.4% during 2015 and were approximately 2.7% in 2016 through May 13, 2016 when the Company entered into an amendment to the credit facility (see below). The debt covenants required that the ratio of debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) be no higher than 3.5 to 1 during the period from inception of the loan through December 31, 2014, 3.25 to 1 from January through June 2015 and 3 to 1 thereafter.

On May 13, 2016, the Company entered into an amendment to the credit facility (“Amended Credit Facility”) described above. The Amended Credit Facility reduced the borrowing capacity of the Revolving Credit Facility to $75 million in the US and $13 million in Canada, with a new maturity date of January 1, 2018 and increased interest rates and standby fees. The amendment waived all previous covenants through 2016, established minimum 12-month EBITDA targets for the quarter ended June 30, 2016 through the quarter ended June 30, 2017 and limited the amount of capital expenditures in 2016 and 2017. The amendment established a debt to EBITDA ratio of 4.5 starting subsequent to June 30, 2017, and EBITDA to fixed charge ratios of 1.00 for the quarters ended March 31 and June 30, 2017 and a ratio of 1.25 for the quarter ended September 30, 2017 and thereafter. (Fixed charges include interest, term loan payments, capital expenditures and income tax payments.) The amendment also required that all future income tax refunds resulting from net operating losses be used to prepay term loan advances in reverse order of maturity.

On August 2, 2017, the Company amended the Existing Nine Credit Facility (“Amended Existing Nine Credit Facility”) and secured approval of the amendment by Legacy Nine’s existing lenders. Under the Amended Existing Nine Credit Facility, the current maturity date of January 1, 2018 was extended to May 31, 2018 and certain covenants, such as fixed charge coverage ratio, total leverage ratio and minimum EBITDA were modified to coincide with the extended maturity date.

The Company was in compliance with all debt covenants as of December 31, 2017.

Beckman credit facilities

On May 2, 2014, the Company entered into a new senior secured credit agreement with several major financial institutions (“2014 Credit Facility”). The senior secured credit financing consisted of a revolving credit facility in an aggregate amount of $170 million with an accordion feature of up to $50 million in the aggregate. The 2014 Credit Facility was secured by first priority perfected security interest in all equity interests of domestic subsidiaries, 65% of the voting equity of directly owned foreign subsidiaries, and substantially all of the tangible and intangible assets of the Company. Interest only is due monthly and calculated at 2.50% above the London Interbank Offered Rate (LIBOR) or 1.50% above the Alternate Base Rate. The credit agreement was to mature on May 2, 2019. As a requirement of the credit agreement, on May 2, 2014 the Company paid the outstanding balance under a 2012 credit agreement of $31.5 million revolving credit and the term loan of $28.1 million.

The credit agreement contained certain financial covenants which, among other things, limited Beckman’s spending for capital expenditures and required that certain financial ratios be maintained. During 2014, the credit agreement was amended three times, primarily to increase the aggregate amount of the credit facility.

On January 12, 2016, Beckman entered into Amendment No. 4 to the 2014 Credit Facility.  The amendment reduced the total aggregate commitments of the lenders from $235 million to $145 million, limited borrowing availability subject to a new borrowing basic mechanic, and amended certain covenant compliance and reporting requirements of the Company.  Effective with the amendment date, $12.5 million of the outstanding revolver was converted to a term advance.  Repayment of $1.5 million was required in 2016, $3.1 million is required in 2017 and the remainder is due on June 30, 2018.

The amended credit agreement contained certain financial covenants which, among other things, limited spending on capital expenditures and required that certain financial ratios be maintained. Beckman was required to provide a monthly borrowing base certificate which calculates the available borrowing base and reports compliance commencing January 2016. The Company was to provide a cash availability report each week commencing in January 2016 whereby cash on hand at the beginning of the week could not exceed $3.0 million. The leverage ratio was waived through the quarter ending March 31, 2017 and could not be more than 3.50 to 1.00 commencing with the quarter ending June 30, 2017. The fixed charge coverage as of the last day of each quarter, commencing with the quarter ending March 31, 2016, was to be less than 1.15 to 1.00 for each fiscal quarter ending on or prior to March 31, 2017 and 1.25 to 1.00 for each fiscal quarter ending after March 31, 2017. Capital expenditures in the fiscal year ended December 31, 2016, were not to exceed $15 million, and in each year ending after December 31, 2016, were not to exceed 75% of EBITDA for the immediately preceding year. Beckman was in compliance with all covenants during 2017 and 2016.

On February 10, 2017, Beckman entered into Amendment No. 5 to the 2014 Credit Facility. The amendment reduces the total aggregate commitments of the lenders from $145 million to $127.3 million, limits borrowing availability subject to a new borrowing basic mechanic, and amends certain covenant compliance and reporting requirements. As a requirement of this amendment, immediately prior to the amendment date, Beckman received $15.0 million of equity proceeds from certain of its shareholders. Effective with the amendment date, these proceeds were used to prepay the outstanding revolver $10.0 million and the term advance $5 million, of which $3.9 million was applied as prepayment of the scheduled amortization payments that were due March 31, 2017 through March

31, 2018 and $106.3 million of the outstanding revolver was converted to a second term advance. The amendment provides for a $15 million revolver of which $2.5 million was drawn on the date of the amendment. Required repayments of the original term advance are $1.5 million in 2017, $0.8 million by March 31, 2018 and the remainder on June 30, 2018.

The amended credit agreement contains certain financial covenants which, among other things, limit spending on capital expenditures and require that certain financial ratios be maintained. Certain of the requirements are:

Beckman must provide a monthly borrowing base certificate which calculates the available borrowing base and reports compliance commencing February 2017;

Beckman must provide a cash availability report each month commencing in February 2017 whereby cash on hand on the last business day of the month cannot exceed $6.0 million;

The leverage ratio is waived through the quarter ending September 30, 2017 and cannot be more than 3.50 to 1.00 commencing with the quarter ending December 31, 2017;

The interest coverage ratio remains waived;

The fixed charge coverage as of the last day of each quarter, commencing with the quarter ending March 31, 2016, to be a) less than 1.15 to 1.00 for each fiscal quarter ending on or prior to June 30, 2017 and b) 1.25 to 1.00 for each fiscal quarter ending after June 30, 2017; and

Capital expenditures in the fiscal year ended December 31, 2017 must not exceed $20.0 million, and in each year ending after December 31, 2017 must not exceed 75% of EBITDA for the immediately preceding year.

As of December 31, 2017, $6.0 million was outstanding under the original term advance, $104.8 million was outstanding under the second term advance, $11.5 million was outstanding under the revolver and $0.7 million was outstanding under a letter of credit. As of December 31, 2017, the Company had $2.9 million available under the revolver. The Company was in compliance with all covenants as of December 31, 2017.

Nine and Beckman combined

All of the Company’s debt is payable during 2018.  In accordance with ASC 2015-4, Going Concern, the Company evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company had $119.9 million of debt outstanding, under the revolving credit facility and term loan discussed above, as of December 31, 2017 that is scheduled to mature on May 31, 2018, and $122.3 million that is scheduled to mature on June 30, 2018.  At December 31, 2017 Company did not expect to have sufficient liquidity and capital resources to repay the debt outstanding in full on its maturity date. This condition raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued.  However, the substantial doubt about the Company’s ability to continue as a going concern has been alleviated, as proceeds from the IPO and new debt facility, described below, were used to pay the debt that was outstanding at December 31, 2017, and the only debt outstanding now is related to the new debt facility, on which no payments are due until 2019.

As explained in Note 2, the Company completed its initial public offering of stock on January 23, 2018.  On September 15, 2017, in anticipation of the IPO, the Company completed negotiations of terms for a new Credit Facility (the “New Facility”) that became effective upon the consummation of the IPO. Under this New Facility, all balances owed under the Legacy Nine and Legacy Beckman entities’ Credit Facilities (“the Legacy Facilities”) were paid in full immediately following funding of the IPO, and are no longer in effect. The New Facility aggregates the Company’s collateral and security and recognizes the Company as a single combined entity. The New Facility consists of a Term Loan Facility of up to $125 million, but in any event no less than $100 million, amortizable at a quarterly rate of 2.5%, and a $50 million Revolving Credit Facility. The New Facility has a maturity date of 2.5 years from the date of the consummation of the IPO. The Company incurred $0.3 million of legal fees in connection with the New Facility during the year ended December 31, 2017, which are reported within “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2017 pending consummation of the IPO and funding of the New Facility.

Fair value of debt

The fair value (level 2) of debt approximates book value, as its interest rates are variable and based on market rates.

8. Defined contribution plans

Nine and Beckman both sponsor defined contribution plans under Section 401(k) of the Internal Revenue Code for all qualified employees.

Under Nine’s plan, employee contributions are matched by the Company at 100% of the first 3% and 50% of the remaining up to 5% of compensation that a participant contributes to the Plan.  Contributions were $1.3 million during 2015, but contributions were suspended for part of 2015 and no contributions were made in 2016 or 2017.

Under Beckman’s plan, employee contributions are matched by the Company at 50% of the first 5% of compensation that a participant contributes to the Plan.  The Company contributed $0.4 million during 2015.  The Company made no contributions during 2016, but incurred a liability of $0.4 million for contributions that were made in 2017.  During 2017, the Company incurred a liability of $0.6 million for contributions to be made in 2018.

9. Stock based compensation

Nine

Stock options

Information about stock option activity during the years ended December 31, 2017 and 2016 is as follows:

2017 Activity	Number of shares in underlying options	Weighted average exercise price	Remaining weighted avg contractual life in years	Intrinsic value
	(in thousands)
Beginning balance	656,646	$31.26	6.9	$2,863
Beckman options converted to Nine options	78,714	27.03	5.9	360
Granted	471,456	30.94	9.2	113
Exercised	—	—	—	—
Forfeited	(138,025)	31.38	8.6	55
Total outstanding	1,068,791	$30.79	7.6	$3,282
Options exercisable	347,225	$23.77	6.1	$2,571

2016 Activity	Number of shares in underlying options	Weighted average exercise price	Remaining weighted avg contractual life in years	Intrinsic value
	(in thousands)
Beginning balance	604,745	$32.50	7.6	$502
Granted	81,002	22.70	9.7	—
Exercised	—	—	—	—
Forfeited	(29,101)	32.75	7.8	14
Total outstanding	656,646	$31.26	7.9	$502
Options exercisable	169,003	$39.51	8.2	$-

The intrinsic value at December 31, 2017 and 2016 is the amount by which the fair value of the underlying share exceeds the exercise price of an option as of December 31, 2017 and 2016, respectively.

The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Weighted average fair value	$14.70	$10.44	$17.21
Assumptions
Expected life (in years)	6.0	6.0	6.0
Volatility	47.1%	47.0%	49.6%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.16%	1.46%	1.86%

Compensation expense recorded was approximately $3.3 million, $2.7 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company expects to record compensation expense of approximately $5.7 million over the remaining options term of approximately 2.4 years. Future stock option grants will result in additional compensation expense.

Restricted stock

Information about restricted stock activity during the years ended December 31, 2017 and 2016 is as follows:

	2017	2016	2015
Nonvested at the beginning of the year	131,179	146,074	45,200
Beckman restricted stock converted to Nine restricted stock	91,961	—	—
Granted	302,797	24,157	200,680
Vested	(77,093)	(39,052)	(12,568)
Cancelled	(74,983)	—	(87,238)
Nonvested at the end of the year	373,861	131,179	146,074

The weighted-average grant date fair value of the restricted stock was $31.18, $22.63 and $38.00 during the years ended December 31, 2017, 2016 and 2015, respectively. The total amount of compensation expense related to the restricted stock awards recorded was approximately $4.3 million, $1.7 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company expects to record compensation expense of approximately $7.0 million over the remaining restricted stock term of approximately 2.3 years.

Beckman

Stock options

During 2017, concurrent with the combination of Nine and Beckman, all Beckman stock options were converted to Nine stock options. Information about stock option activity during the years ended December 31, 2017 and 2016 follows:

2017 Activity	Number of shares in underlying options	Weighted average exercise price	Remaining weighted avg contractual life in years	Intrinsic value
(in thousands)
Beginning balance	17,313	$123.02	5.9	$-
Beckman options converted to Nine options	(17,313)	123.02	5.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Total outstanding	-	$-	-	$-
Options exercisable	-	$-	-	$-

2016 Activity	Number of shares in underlying options	Weighted average exercise Price	Remaining weighted avg contractual life in years	Intrinsic value
	(in thousands)
Beginning balance	16,235	$125.00	6.8	$-
Granted	1,078	86.00	9.3	6.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Total outstanding	17,313	$123.02	6.9	$-
Options exercisable	12,051	$120.54	6.5	$-

The intrinsic value at December 31, 2017 and 2016 is the amount by which the fair value of the underlying share exceeds the exercise price of an option as of December 31, 2017 and 2016, respectively.

The assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted in 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Weighted average fair value	$-	$86.18	$150.00
Assumptions
Expected life (in years)	-	7.0	7.0
Volatility	0.0%	98.6%	30.0%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	0.00%	2.00%	1.00%

Compensation expense recorded was approximately $0, $0.2 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted stock

During 2017, concurrent with the combination of Nine and Beckman, all Beckman restricted stock was converted to Nine restricted stock. Information about restricted stock activity during the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Nonvested at the beginning of the year	20,225	17,576	23,512
Beckman restricted stock converted to Nine restricted stock	(20,225)
Granted	-	9,092	-
Vested	-	(5,631)	(5,707)
Cancelled	-	(812)	(229)
Nonvested at the end of the year	-	20,225	17,576

The weighted average grant date fair value of the restricted stock was $77.00 during the year 2016.  The total amount of compensation expense related to the restricted stock awards was approximately $0, $1.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other share based compensation

During 2015, 4,000 shares were issued to a Beckman officer for services provided, at the market value of $150 per share, and $0.6 million of compensation expense was recognized.

During 2015, certain Beckman officers and one member of Beckman’s board of directors were issued 2,598 common shares in lieu of cash compensation.  Of these shares, 1,763 were issued at $100 per share and 835 were issued at $117 per share, and $0.3 million of compensation expense was recognized.

10. Commitments and contingencies

Litigation

From time to time, we have various claims, lawsuits and administrative proceedings that are pending or threatened with respect to personal injury, workers’ compensation, contractual matters and other matters. Although no assurance can be given with respect to the outcome of these and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits or administrative proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our business, operating results or financial condition.

We have been named in the following proceeding:

Christina Sparks, et al v. Pioneer Natural Resources, et al., Filed in the District Court, 142nd Judicial District, Midland County, Texas. On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources, resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleges, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. The plaintiffs are seeking money damages, including punitive damages.

We maintain insurance coverage against liability for, among other things, personal injury (including death), which coverage is subject to certain exclusions and deductibles. We tendered this matter to our insurance company for defense and indemnification of Big Lake Services and the other defendants. While we maintain such insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to current or potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Leases

The Company leases equipment, vehicles, office space, yard facilities and employee housing in the United States and in Canada where the Company operates, under leases classified as operating. The original lease terms require monthly rental payments and expire from 2018 through 2029. Other leases for various equipment and facilities are on a month-to-month basis or have expired during 2017. Total rent expense for all operating leases was approximately $7.2 million, $6.3 million and $8.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following schedule shows the future total minimum lease payments under these non-cancelable leases as of December 31, 2017:

(in thousands of dollars)
Year ending December 31,
2018	$6,799
2019	4,027
2020	2,992
2021	2,604
2022	2,277
Thereafter	12,738
$31,437

Self-insurance

The Company uses a combination of third party insurance and self-insurance for health insurance clams. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.3 million and $0.8 million at December 31, 2017 and 2016, respectively, and is included under the caption “Accrued liabilities” on the Consolidated Balance Sheets.

Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.

Scorpion contingent liability

In connection with the acquisition of Scorpion in 2015, the Company recorded a liability for contingent consideration to be paid in shares of Company common stock and in cash, contingent upon quantities of Scorpion Composite PlugsTM sold during 2016 and gross margin related to the product sales for three years following the acquisition.

The contingent consideration related to the Scorpion acquisition is reported at fair value, based on discounted cash flows.  Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor.

The shares of common stock underlying the contingent liability were valued at $41.39 at the acquisition date but revalued to $29.27 at December 31, 2015, resulting in a gain of $0.3 million. A cash payment of $0.3 million was made during 2016 based on the gross margin on sales of Scorpion plugs during the first year following the acquisition. The forecasted quantities of plug sales and the related gross margin increased significantly at December 31, 2016 and the shares underlying the contingent liability were revalued at $22.63, resulting in a revaluation loss of $1.7 million. A cash payment of $1.3 million was made during 2017 and common stock was issued based on gross margin on sales of Scorpion plugs in the second year following acquisition. The forecasted quantities of plug sales and the related gross margin increased again during the year ended December 31, 2017, resulting in a revaluation loss of $0.4 million.

The revaluation losses are included in “General and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income (Loss). The following is a reconciliation of the beginning and ending amounts of contingent consideration obligation (level 3) related to the Scorpion acquisition for the years ended December 31, 2017 and 2016:

	2017	2016
	(in thousands of dollars)
Balance at beginning of year	$3,187	$1,749
Common stock issuance	(547)	—
Payment	(1,325)	(297)
Revaluation	415	1,735
Balance at end of the year	$1,730	$3,187

Contingent liabilities related to the Scorpion acquisition include $1.7 million and $1.8 million reported in “Accrued expenses” at December 2017 and 2016, respectively, and $0 and $1.4 million reported in “Other long term liabilities” at December 2017 and 2016, respectively, in the Consolidated Balance Sheets.

11. Taxes

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”) with some provisions effective as early as 2017 while others are delayed until 2018. This change in U.S. tax law included a reduction in the federal corporate tax rate from 35% to 21% for years beginning after 2017, which resulted in the remeasurement of our U.S. net deferred income tax liabilities. Our 2017 income tax provision includes a $3.0 million net income tax benefit related to the remeasurement of our U.S. net deferred income tax liabilities. Although the $3.0 million income tax benefit represents a reasonable estimate of the impact of the Tax Act on our Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. The impact of the Tax Act may differ from this reasonable estimate due to additional guidance that may be issued, changes in assumptions made, and the finalization of certain U.S. income tax positions with the filing of our 2017 U.S. income tax return, which will allow for the ability to conclude whether any further adjustments are necessary to our deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified, which will be no later than the fourth quarter of 2018. We will continue to analyze the Tax Act to determine the full effects of the new law.

The components of the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in thousands of dollars)
Current
US Federal	$(50)	$(14,295)	$21
US State	878	168	1,524
Canada	—	—	(32)
Total current provision (benefit)	828	(14,127)	1,513
Deferred
US Federal	(5,455)	(14,206)	(14,924)
US State	(360)	2,047	(924)
Canada	—	—	12
Total deferred benefit	(5,815)	(12,159)	(15,836)
Total benefit for income taxes	$(4,987)	$(26,286)	$(14,323)

The provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015 differed from the provision (benefit) calculated using the applicable statutory federal income tax rate as follows:

	2017	2016	2015
	(in thousands of dollars)
Tax benefit at statutory rate	$(25,434)	$(33,689)	$(18,240)
Foreign rate differential	241	367	602
State income taxes, net of federal benefit	70	766	151
Impact on deferred taxes from Combination	(2,025)	—	—
Effect of Tax Act
Effect of tax rate reduction on deferred tax	6,649	—	—
Effect of tax rate reduction on deferred tax valuation	(9,668)	—	—
Nondeductible expenses	1,559	1,660	595
Loss of tax benefits due to carryback	—	998	—
Valuation allowance	24,066	2,804	2,226
Adoption of ASU 2016-09	—	141	—
Other	(445)	667	343
	$(4,987)	$(26,286)	$(14,323)

The tax effects of the cumulative temporary differences resulting in the net deferred tax asset (liabilities) at December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands of dollars)
Deferred income tax assets:
Inventories	$500	$792
Goodwill and intangible assets	8,837	6,761
Deferred tax benefit from net losses	31,112	37,453
Stock based compensation	3,129	2,418
Tax credit carryforwards	677	1,091
Accrued expenses	1,390	691
Other	86	—
Total deferred income tax assets	45,731	49,206
Less: Valuation allowance	(18,950)	(4,277)
Net deferred income tax assets	26,781	44,929
Deferred income tax liabilities:
Property and equipment	(31,798)	(55,398)
Prepaid expenses and other	—	(168)
Total deferred income tax liabilities	(31,798)	(55,566)
Net deferred income tax liability	$(5,017)	$(10,637)

As of December 31, 2017, the Company had federal and state net operating losses of approximately $168.1 million. The federal net operating loss can be used for a 20-year period and, if unused, will begin to expire in 2033. The state net operating losses can be used from 10 to 20 years and vary by state. A small portion of state net operating losses will begin to expire in 2023. The Company has recognized domestic carryforwards of approximately $0.2 million of AMT credit which are refundable over the next four years as a result of the Tax Act

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of our NOL and tax credit carryforwards. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to recent operating results and goodwill impairments recorded during 2017 and 2016, we are in a three-year cumulative loss position for the year ending December 31, 2017. According to FASB ASC 740, Income Taxes, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. Therefore, during 2016 we recorded a valuation allowance against our domestic deferred tax assets. We have excluded the deferred tax liabilities related to certain indefinite life intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. During 2017 we removed the valuation allowance against the Company’s federal AMT credit carryforwards as these were made refundable as part of the Tax Act. The 2017 results also include an increase in our valuation allowance of $24.1 million primarily related to the increase in net operating loss generated during the year. If we are able to generate sufficient taxable income in the future, and it becomes more likely than not that we will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, the allowance will be released resulting in a potential decrease to our effective tax rate.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of Federal income tax returns by the Internal Revenue Service is 2014. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

The Company accounts for uncertain tax positions in accordance with guidance in FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

2017
(in thousands of dollars)
Balance at January 1, 2017	$-
Additional based on tax positions related to prior years	568
Additional based on tax positions related to current year	-
Reduction based on tax positions related to prior years	-
Lapse of statute of limitations	-
Balance at December 31, 2017	$568

The total amount of unrecognized tax benefits at December 31, 2017 was $0.6 million. The total balance of unrecognized tax benefit would impact the Company’s future effective income tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statement of income. As of December 31, 2017, no interest and penalties have been accrued.

12. Earnings per share

The diluted earnings per share calculation excludes all stock options and unvested restricted stock for 2017, 2016 and 2015 because there is a net loss for each period as their inclusion would be anti-dilutive.

	2017	2016	2015
	(in thousands of dollars except for share and per share data)
Net income (loss) attributable to common stockholders	$(67,682)	$(70,911)	$(39,117)
Average shares outstanding	14,887,006	13,268,540	13,193,380
Loss per share (basic and diluted)	$(4.55)	$(5.34)	$(2.96)

13. Related party transactions

During 2014, in conjunction with an exercise of warrants to provide a capital infusion, promissory notes totaling $2.5 million were issued to both a former executive officer of the Company in 2015, and to a current manager of the Company.  The principal is due on June 30, 2019 (the “Maturity Date”).  Interest of 4% per annum is due and payable on the Maturity Date.  At December 31, 2017 and 2016, the outstanding balance of the notes, including principal and unpaid interest, totaled $2.9 million and $2.8 million, respectively.  Unpaid interest at December 31, 2017 and 2016 totaled $0.4 million and $0.3 million, respectively.

As part of the acquisition of Crest in 2014, promissory notes totaling $9.4 million were issued to former owners of Crest, including Mr. Crombie, who is an executive of the Company.  The principal is due on June 30, 2019.  The interest rate is based on the prime rate, the federal funds rate or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement, and is due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full.  At December 31, 2017 and 2016, the outstanding principal balance of the notes totaled $7.6 million.  Unpaid interest, included in “Prepaid expenses and other” in the Consolidated Balance Sheets, totaled $8,000 and $19,000 at December 31, 2017 and 2016, respectively.

The Company leases office space, yard facilities and equipment, and purchases building maintenance services from Mr. Crombie. Total lease expense and building maintenance expense was $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. There were payables of $13,000 and $0 at December 31, 2017 and 2016, respectively.

As part of the Tripoint acquisition on October 3, 2011, promissory notes totaling $1.1 million were issued to former owners of Tripoint who were members of management.  The principal was due on September 15, 2015.  Interest of 4% was due quarterly, but could be deferred and added to the outstanding principal balance at the election of the Company.  In 2015, the outstanding balance of the notes, $0.9 million, including accrued interest, was repaid in full using a combination of $0.2 million of cash and common stock redemption valued at $0.7 million.  The value attributed to common stock, as agreed between the Company and the former owners of Tripoint, was $33.11 per share, resulting in the cancellation of 20,417 shares.

The Company entered into a shared services agreement with a related party, whose manager, Benjamin Winston, is a stockholder of the Company, and was a member of Beckman’s board of directors from 2014 through the consummation of the Combination.  The related party provides office space, personnel and certain general and administrative services to the Company. The Company paid the related party $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was an outstanding payable to this related party of $13,000 and $8,000 as of December 31, 2017 and 2016, respectively.

The Company leases facilities and buildings in Monahans, Texas and Enid, Oklahoma, from an entity owned by Mr. Winston. The Company incurred rent expense of $0.5 million, $0.6 million and $0.5 million to this entity for the years ended December 31, 2017, 2016 and 2015, respectively. There were no payables to or receivables from this related party at December 31, 2017 and December 31, 2016.

The Company utilizes a related party, whose manager is Mr. Winston, to transport equipment, chemicals, and supplies. The Company incurred expense of $1.2 million, $0.7 million and $0.7 million, for these services during the years ended December, 2017, 2016 and 2015, respectively. There was an outstanding payable to this related party of $0.1 million at December 31, 2017. There was no payable related to this party at December 31, 2016.

The Company facilitates pass-through billings on behalf of an entity owned by Mr. Winston. The Company recognizes no revenue or expense related to this activity. During the year ended December 31, 2017, the related entity billed the Company $40,000, and the Company billed respective customers the same amount. The Company collected cash for and reimbursed to the related entity $0.1 million. Within the Company’s trade accounts receivable and trade accounts payable, $11,000 of pass-through billings to customers remained uncollected as of December 31, 2017. During the year ended December 31, 2016, the related entity billed the Company $0.8 million, and the Company rebilled respective customers the same amount. The Company collected cash for and reimbursed to the related entity $1.1 million. Within the Company’s trade accounts receivable and trade accounts payable, $0.1 million of pass-through billings to customers remained uncollected as of December 31, 2016. During 2015, the related entity billed Beckman $2.2 million.  Beckman rebilled respective customers of this related entity $2.2 million, and Beckman collected cash for and reimbursed to the related entity approximately $2.1 million.

The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.7 million, $0.4 million and $0.5 million for services provided to this entity during the years ended December 31, 2017, 2016 and 2015, respectively. There was an outstanding receivable due of $0.2 million and $0.1 million as of December 31, 2017 and 2016, respectively.

The Company provides services in the ordinary course of business to EOG Resources, Inc. Gary L. Thomas acts as the President of EOG Resources, Inc. The Company generated revenue from EOG Resources, Inc. of $34.4 million, $13.7 million and $24.9 million in 2017, 2016 and 2015, respectively.

14. Discontinued operations

The Company’s Tripoint subsidiary, acquired in October of 2011, was focused primarily on conventional completions, and did not fit with the future strategy of the Company. During 2014, the Company created a plan to fully dispose of the subsidiary. Tripoint operations ceased in the fourth quarter of 2014 and substantially all of its employees were released. Assets held for sale at December 31, 2014 were written down to net realizable value and were fully disposed of during the first quarter of 2015. The pretax loss for the year ended December 31, 2015 reflects expenses related to the disposal of the business. There were no assets or liabilities as of December 31, 2015 and no expenses during 2017 and 2016.

Summarized results of the Company’s discontinued operations for the year ended December 31, 2015 are as follows:

2015
(in thousands of dollars)
Income Statement
Revenue	$—
Expenses	1,494
Loss (gain) on disposal	(46)
Pretax loss	(1,448)
Income tax benefit	513
Net loss	$(935)

15. Supplemental disclosures of cash flow information

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
	(in thousands of dollars)
Supplemental disclosures
Cash paid for interest	$(14,987)	$(12,442)	$(8,957)
Cash refunds for income taxes, net	14,344	8,716	9,140
Noncash investing and financing activities
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(135)	$(497)	$(4,245)
Issuance of common stock warrants	2,687	—	—
Exercise and cancellation of common stock warrants	(2,687)	—	—
Increase (decrease) in long term liabilities for additions to property and equipment	—	(182)	182
Issuance of common stock in acquisitions	547	—	1,000
Unpaid costs related to public offering	276	—	—
Contingent consideration for Scorpion acquisition	—	—	2,042
Cancellation of shares in conjunction with repayment of notes receivable	—	—	(675)

16. Segment information

Beginning with the first quarter of 2017, the Company realigned its segments due to the acquisition of Beckman. This change is reflected on a retrospective basis in accordance with GAAP. The Company is reporting its results of operations in the following two reportable segments: Completion Solutions and Production Solutions.

The Completion Solutions segment consists primarily of cementing, completion tools, wireline and coiled tubing services, while the Production Solutions consists of rig-based well maintenance and workover services.

The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. The Company evaluates the performance of its reportable segments based on gross profit. This segmentation is representative of the manner in which our Chief Operating Decision Maker and our Board of Directors view the business. We consider the Chief Operating Decision Maker to be the Chief Executive Officer.

Summary financial data by segment follows. The amounts labeled “Corporate” relate to assets not allocated to the reportable segments.

	2017	2016	2015
	(in thousands of dollars)
Revenues
Completion Solutions	$465,773	$221,468	$380,174
Production Solutions	77,887	60,886	98,348
	$543,660	$282,354	$478,522
Adjusted gross profit (1)
Completion Solutions	$81,132	$27,032	$84,205
Production Solutions	14,061	9,213	21,126
	$95,193	$36,245	$105,331

General and administrative expenses	49,552	39,387	42,862
Depreciation	53,422	55,260	58,894
Impairment of goodwill	31,530	12,207	35,540
Impairment of intangibles	3,800	—	—
Amortization of intangibles	8,799	9,083	8,650
Loss on equity method investment	368	—	—
Loss on sale of assets	4,688	3,320	2,004
Loss from operations	$(56,966)	$(83,012)	$(42,619)
Capital expenditures
Completion Solutions	$40,626	$7,358	$24,636
Production Solutions	4,590	1,772	2,090
	$45,216	$9,130	$26,726
Assets
Completion Solutions	$428,702	$433,721	$478,879
Production Solutions	119,607	131,046	148,919
Corporate	30,550	11,327	30,636
	$578,859	$576,094	$658,434

(1)	Excludes depreciation and amortization, shown separately below.

Revenues by country were as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2017		2016		2015
	(in thousands of dollars)
Revenues
United States	$521,914	96.0%	$269,893	95.6%	$460,232	96.2%
Canada	21,746	4.0%	12,461	4.4%	18,290	3.8%
	$543,660	100.0%	$282,354	100.0%	$478,522	100.0%

Long-lived assets by country were as follows:

	2017	2016
	(in thousands of dollars)
Long-lived assets:
United States	$426,858	$479,691
Canada	4,764	5,689
	$431,622	$485,380

17. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 are presented below (in thousands, except per share amounts).

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Revenue	$105,353	$135,860	$148,167	$154,280
Operating loss	(14,790)	(8,141)	(193)	(33,842)
Loss before income taxes	(18,548)	(12,070)	(4,286)	(37,765)
Net loss	(20,714)	(12,105)	(5,052)	(29,811)
Net loss per common share
Basic and diluted	$(1.50)	$(0.82)	$(0.34)	$(1.89)

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Revenue	$65,970	$62,803	$73,595	$79,986
Operating loss	(18,578)	(17,555)	(17,362)	(29,517)
Loss before income taxes	(21,939)	(21,361)	(20,876)	(33,021)
Net loss	(15,361)	(15,170)	(14,628)	(25,752)
Net loss per common share
Basic and diluted	$(1.16)	$(1.14)	$(1.10)	$(1.94)

18. Subsequent Events

In January 2018, we completed our IPO of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share pursuant to our registration statement on Form S‑1 (File 333‑217601), as amended and declared effective by the SEC on January 18, 2018 (the “Registration Statement”). J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC acted as joint book-running managers and representatives of the underwriters in our IPO.

The aggregate gross proceeds of our IPO were $185.2 million.  After subtracting underwriting discounts and commissions of $12.5 million and offering expenses of approximately $3.2 million, we received net proceeds of approximately $169.5 million.  We used a portion of these net proceeds, together with $125.0 million of term loan borrowings under our credit facility, to fully repay the outstanding indebtedness under our former credit facilities.  Further, our credit agreement required that we use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds were used for general corporate purposes. No payments, fees or expenses have been paid, directly or indirectly, to any of our officers, directors or their associates, holders of 10% or more of any class of our equity securities or other affiliates.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As required by Rule 13a-15(b) under the Exchange Act, the Company’s management, with the participation of its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective as of December 31, 2017.

Material Weaknesses in Internal Control over Financial Reporting.  In connection with a review of our financial statements for the three months ended March 31, 2017, we identified a material weakness in our internal control over the reporting of income tax expense (benefit), the related balance sheet accounts and other comprehensive income. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the first quarter of 2017, we hired a tax professional as our tax director, who performed a detailed review of our deferred taxes and our tax provision and identified certain immaterial errors in our income tax expense (benefit) and deferred tax balance for the years ended December 31, 2016 and 2015. Upon review of our internal controls in connection with the identification of these errors, we determined that we did not design and maintain an effective control environment with formal accounting policies and controls, and with trained professionals with an appropriate level of income tax knowledge and experience, to properly analyze, record and disclose the accounting matters commensurate with our financial reporting requirements related to income taxes. Specifically, we did not have controls designed to address the accuracy of income tax expense (benefit) and related consolidated balance sheet accounts, including deferred income taxes, as well as adequate procedures and controls to review the work of external experts engaged to assist in income tax matters or to monitor the presentation and disclosure of income taxes.

This material weakness resulted in the need to correct misstatements in our combined financial statements as of and for the years ended December 31, 2016 and 2015 prior to their issuance. The misstatements were not material to either 2016 or 2015.  This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

In addition, in connection with the preparation of our financial statements for the nine months ended September 30, 2017, we identified a material weakness in our internal control over financial reporting, specifically as it related to segregation of certain accounting duties stemming from our decentralized accounting structure and limited number of accounting personnel. We did not design and maintain adequate controls to address segregation of certain accounting duties related to journal entries, account reconciliations and other accounting functions. Certain accounting personnel have the ability to prepare and post journal entries, as well as reconcile accounts, without an independent review by someone other than the preparer. Specifically, our internal controls were not designed or operating effectively to evidence that journal entries were appropriately recorded or were properly reviewed for validity, accuracy and completeness. Immaterial misstatements have been identified related to the inadequate segregation of accounting duties.  This material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Report Regarding Internal Control; Attestation report of the registered public accounting firm. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.  As described above, during the first quarter of 2017, we hired a tax professional as our tax director, who identified the misstatements related to deferred taxes and our tax provision as described above and will be responsible for performing a detailed review of our deferred taxes and our annual and quarterly tax provision for all future periods. Further, in the fourth quarter of 2017, we implemented additional review procedures within the accounting and finance department. These actions are subject to ongoing management review and the oversight of our board of directors.

During the fourth quarter of 2017, we began to remediate and plan to further remediate the material weakness relating to segregation of certain accounting duties. We have replaced the less sophisticated accounting systems used by our newly-acquired subsidiaries with the enterprise resource planning system used by the majority of our subsidiaries. Also, we are working with third party consultants to identify internal control risks and implement remedies. These actions are subject to ongoing management review and the oversight of our board of directors.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information About Our Directors and Executive Officers

Set forth below are the names, ages and positions of our executive officers and directors as of the date of this report. All directors are elected for a term of one year or serve until their successors are elected and qualified or upon earlier of death, disability, resignation or removal. All executive officers hold office until their successors are elected and qualified or upon earlier of death, disability, resignation or removal. There are no family relationships among any of our directors or executive officers, except that David Baldwin and Mark Baldwin are brothers. The address of each director and executive officer is: 2001 Kirby Drive, Suite 200, Houston, TX 77019.

Name	Age	Position
Ann G. Fox	40	President, Chief Executive Officer, Secretary and Director
David Crombie	44	Executive Vice President and President, Completion Solutions
Clinton Roeder	47	Senior Vice President and Chief Financial Officer
Edward Bruce Morgan	50	President, Production Solutions
Theodore R. Moore	40	Senior Vice President and General Counsel
Ernie L. Danner	62	Chairman of the Board
David C. Baldwin	54	Director
Mark E. Baldwin	64	Director
Curtis F. Harrell	53	Director
Scott E. Schwinger	52	Director
Gary L. Thomas	67	Director
Andrew L. Waite	56	Director

Directors. Biographical information for each director of the Company is set forth below.

Ernie L. Danner, Chairman of the Board.  Mr. Danner has served as the Company’s Chairman of the Board since the consummation of the Combination on February 28, 2017. From 1998 until his retirement in October 2011, Mr. Danner was employed by Universal Compression Holdings, Inc., which became Exterran Holdings, Inc. following a merger with Hanover Compressor Company in August 2007. Mr. Danner joined Universal Compression Holdings in 1998 as its Chief Financial Officer and served in various positions of increasing responsibility, including as Chief Operating Officer from July 2006 through August 2007. From August 2007 to October 2011, Mr. Danner served as a director of Exterran Holdings and of Exterran GP, LLC, and beginning in July 2009, he also served as President and Chief Executive Officer of both companies. Mr. Danner served as a director at Copano Energy, L.L.C. from 2004 to 2013. Mr. Danner holds a Bachelor of Arts degree and a Master of Arts degree in Accounting from Rice University. In 2011, Mr. Danner joined Beckman where he served as the President, Chief Executive Officer and Chairman until the merger of the Company in February 2017. We believe that Mr. Danner’s extensive leadership, financial and operational experience in the energy industry, particularly with respect to his leadership involvement in Beckman, make him well qualified to serve as our Chairman of the Board.

David C. Baldwin, Director.  Mr. Baldwin has served as a Director of the Company since the consummation of the Combination on February 28, 2017 and served on Beckman’s board of directors prior to the Combination. Mr. David C. Baldwin serves as Co-President of SCF Partners since April 2014 and has served as its Managing Director since 1999. Mr. Baldwin is responsible for overseeing U.S. based investments and creating investment platforms around emerging energy trends. Mr. Baldwin joined SCF in 1991. From September 2002 to April 2004, he served as President and Chief Executive Officer of Integrated Production Services, Ltd. He served as Chief Financial Officer and Vice President of ION Geophysical Corporation from June 1999 to January 2000. He started his career as a Drilling and Production Engineer with Union Pacific Resources. He later went on to start an energy consulting business and worked for General Atlantic Partners. He currently serves on the Board of Directors of Forum Energy Technologies (NYSE: FET), Select Energy Services, Inc. (NYSE: WTTR), and Oil Patch Group, Inc. Additionally he is a Trustee of The Center, The Center Foundation, The Baylor College of Medicine, and Baylor St. Lukes

Medical Center Hospital. Mr. Baldwin received both a B.S. degree in Petroleum Engineering in 1980, and M.B.A. degree from the University of Texas at Austin. We believe that Mr. Baldwin’s experience in the private equity industry, board experience and overall knowledge of our business and operational strategy, make him well qualified to serve as a Director on our board of directors. Further, his service as a Co-President of the ultimate general partner of our largest stockholder provides a valuable perspective into its insights and interests.

Mark E. Baldwin, Director.  Mr. Baldwin has served as a Director of the Company since May 10, 2013. Mr. Baldwin has been a Director of KBR, Inc. since October 3, 2014 and Director of TETRA Technologies, Inc. since January 16, 2014. He served as a Director of Seahawk Drilling, Inc. from 2009 to 2011. He served as the Chief Financial Officer and Executive Vice President of Dresser-Rand Group Inc. from 2007 to 2013 and as the Chief Financial Officer, Executive Vice President and Treasurer of Veritas DGC Inc. from 2004 to 2007. From 2003-2004 he was an Operating Partner of First Reserve Corporation. He served as the Chief Financial Officer and Executive Vice President of Nextiraone, LLC from 2001 to 2002. He served as Chairman of the Board of Pentacon, Inc. from November 1997 to 2001 and served as its Chief Executive Officer from September 1997 to 2001. From 1980 to 1997, he served in a variety of finance and operations positions with Keystone International Inc., including Treasurer, Chief Financial Officer and President of the Industrial Valves and Controls Group. For the three years ending in 1980, he served as an Accountant with a national accounting firm. Mr. Baldwin holds a B.S. in Mechanical Engineering from Duke University and an MBA from Tulane University. We believe that Mr. Baldwin’s financial and operational experience with public companies and his extensive knowledge of the energy industry make him well qualified to serve as a Director on our board of directors.

Curtis F. Harrell, Director.  Mr. Harrell has served as a Director of the Company since the consummation of the Combination on February 28, 2017. Mr. Harrell currently serves as President and Chief Executive Officer of Citation Oil & Gas Corp. Curtis joined Citation in 2002 where he took on the position of Executive Vice President and Chief Financial Officer. In 2004, Curtis was promoted to President, Chief Operating and Financial Officer. Then in 2008, Curtis was named President and Chief Executive Officer. Citation Oil & Gas Corp. is one of the largest privately-held independent oil & gas acquisition, development and production companies in the United States. Founded in 1981, Citation has built a significant portfolio of mature, long-life producing properties through a combination of disciplined acquisitions, focused operations and subsequent development. He served as the Chief Financial Officer of Brigham Exploration Company from August 1999 to July 2002 and served as its Executive Vice President since August 2000. Mr. Harrell joined Citation in 2002. From 1997 to August 1999, Mr. Harrell served as Executive Vice President and Partner at R. Chaney & Company, Inc., where he managed R. Chaney & Company, Inc.’s investment origination efforts in the U.S., focusing on investments in corporate equity securities of energy companies in the exploration and production and oilfield service industry segments. From 1995 to 1997, Mr. Harrell served as Director of Domestic Corporate Finance for Enron Capital & Trade Resources, Inc. from 1995 to 1997, where he was responsible for initiating and executing a variety of debt and equity financing transactions for independent exploration and production companies. Before Enron Capital & Trade Resources, Mr. Harrell spent eight years working in corporate finance and reservoir engineering positions for two public independent exploration and production companies, Kelley Oil & Gas Corporation and Pacific Enterprises Oil Company, Inc. He serves as a Director of Carlile Bancshares, Inc. Mr. Harrell has over fifteen years of experience in corporate finance and management. He served as a Director of Brigham Exploration Co. since August 1999. He was a Member of Yellowstone Academy Board of Directors. Mr. Harrell holds a B.S. in Petroleum Engineering from the University of Texas at Austin and M.B.A. from Southern Methodist University. We believe that Mr. Harrell’s extensive experience as an executive officer of other oil and natural gas companies, and his strategic, operational and financial expertise in the oil and natural gas industry make him well qualified to serve as a Director on our board of directors.

Scott E. Schwinger, Director.  Mr. Schwinger was appointed as a director of Nine on May 25, 2017. Mr. Schwinger is the President and CEO of the McNair Group and the Chief Financial Officer for the Houston Texans, a National Football League franchise. For the past plus 20 years, Mr. Schwinger has held positions with various companies owned, directly or indirectly, by Robert C. McNair including President of Palmetto Partners Ltd., RCM Financial Services, L.P., and Vice President of Cogen Technologies. In April 2010, he was named the CEO of The McNair Group. In his role, he oversees the investment and management activities for The McNair Group of companies which include portfolios of public and private equities, a private trust company, several foundations and various other operating companies. Mr. Schwinger serves on the board of directors of The Make-A-Wish Foundation and the Salient Capital complex of mutual funds. Mr. Schwinger received an M.B.A. from the University of Texas at Austin and a B.A. in mathematics from Vanderbilt University. We believe that Mr. Schwinger’s broad experience as an executive officer and proven financial expertise make him well qualified to serve as a Director on our board of directors.

Gary L. Thomas, Director.  Mr. Thomas has served as a Director of the Company since March 15, 2013. Mr. Gary L. Thomas is President of EOG Resources, Inc. Mr. Thomas served as a Senior Executive Vice President of Operations at EOG Resources, Inc. from February 2007 to September 2011. He served as an Executive Vice President, North America Operations of EOG Resources Inc. since May 1998 and served as its Executive Vice President, Operations from May 1998 to February 26, 2007. Previously, he served as Senior Vice President and General Manager of EOG’s Midland Division. Mr. Thomas joined a predecessor of EOG in July 1978. He holds a Petroleum Engineering degree from The University of Texas at Austin and a Master’s degree in Engineering Management from The University of Tulsa. We believe that Mr. Thomas’ experience in the oil and gas industry, the perspective he brings as a result of his long tenure as an executive of a public company, and his valuable insight as a result of his long history as a customer for the oilfield services industry make him well qualified to serve as a Director on our board of directors.

Andrew L. Waite, Director.  Mr. Waite has served as a director of Nine since February 28, 2013. He served as Chairman of Nine from February 2013 until the consummation of the Combination. Mr. Waite is Co-President of LESA, the ultimate general partner of SCF, and has been an officer of that company since October 1995. He was previously Vice President of Simmons & Company International, where he served from August 1993 to September 1995. From 1984 to 1991, Mr. Waite held a number of engineering and project management positions with the Royal Dutch/Shell Group, an integrated energy company. Mr. Waite currently serves on the board of directors of Forum Energy Technologies, Inc. (NYSE: FET), a position he has held since August 2010, is on the board of directors of Atlantic Navigation Holdings (Singapore) Limited (SGX: 5UL), a position he has held since January 2016. Mr. Waite previously served on the board of directors of Complete Production Services, Inc., a provider of specialized oil and gas completion and production services from 2007 to 2009, Hornbeck Offshore Services, Inc., a provider of marine services to exploration and production oilfield service, offshore construction and military customers from 2000 to 2006, and Oil States International, Inc., a diversified oilfield services and equipment company from August 1995 through April 2006. Mr. Waite received an M.B.A. with High Distinction from the Harvard University Graduate School of Business Administration, an M.S. degree in Environmental Engineering Science from California Institute of Technology and a BSc degree with First Class Honours in Civil Engineering from England’s Loughborough University of Technology. We believe that Mr. Waite’s extensive public company experience in the energy sector, in particular in the oilfield services industry, and his experience in identifying strategic growth trends in the energy industry and evaluating potential transactions make him well qualified to serve on our board of directors. Further, his service as a Co-President of the ultimate general partner of our largest stockholder provides a valuable perspective into its insights and interests.

Ann G. Fox, President, Chief Executive Officer, Secretary and Director.  Ms. Fox has served as the President, Chief Executive Officer and Secretary of the Company since July 2015, and from February 2013 to July 2015, Ms. Fox served the Company as Chief Financial Officer and Vice President, Strategic Development. In addition, Ms. Fox served as the Interim Chief Financial Officer of the Company from September 2017 to December 2017 and previously served in such capacity from July 2015 through April 2017. From December 2008 to February 2013, Ms. Fox served in various positions with SCF Partners, focusing on the evaluation of potential investment opportunities. Ms. Fox became a Managing Director of SCF Partners in December 2012. Prior to joining SCF Partners, Ms. Fox served in the United States Marine Corps. During her service, Ms. Fox worked with a small team embedded in the South of Iraq in order to ensure Iraqi Security Force combat operations were consistent with the application of US counterinsurgency tactics. Ms. Fox has also served as an Investment Banking Analyst for both Prudential Securities and Warburg Dillon Read in New York. Ms. Fox holds a Bachelors of Science in Diplomacy and Security in World Affairs from Georgetown University’s Walsh School of Foreign Service and an M.B.A. from the Harvard Business School and is currently a member of the Harvard Business School Alumni Board. We believe that Ms. Fox’s leadership experience, industry experience and deep knowledge of our business and our customers make her well qualified to serve as our President, Chief Executive Officer and Director.

Executive Officers. Biographical information for the Company’s executive officers who do not serve on the Board of Directors is set forth below.

David Crombie, Executive Vice President and President, Completion Solutions.  Mr. Crombie currently serves as the President, Completion Solutions and as an Executive Vice President of the Company. Prior to serving in this position, Mr. Crombie served as President, US Wireline and Cementing and was an EVP of the Company from December 2013 to February 2017. Mr. Crombie joined the Company from Crest Pumping Technologies, LLC, which he founded and guided to success as President. Before starting Crest, Mr. Crombie was Vice President of Operations and Sales for Pumpco Energy Services, a wholly-owned subsidiary of Complete Production Services (now part of Superior Energy Services) from 2000 to 2012. At Pumpco, he oversaw stimulation and cementing services in prolific, unconventional plays throughout the continental United States. Prior to Pumpco, Mr. Crombie was employed by Halliburton Energy Services from 1994 to 2000. Since 1994, Mr. Crombie has worked in both cementing and stimulation operations in the areas of domestic and international operations, including the Permian Basin, the Fort Worth Basin, Oklahoma, the Gulf of Mexico and Saudi Arabia.

Clinton Roeder, Senior Vice President and Chief Financial Officer.  Mr. Roeder has served as the Company’s Senior Vice President and Chief Financial Officer since December 16, 2017. Prior to joining the Company, Mr. Roeder served as the Chief Financial Officer of Total Safety US, Inc. from December 2013 to December 2017. Prior to that, Mr. Roeder served as the Chief Financial Officer of Vopak America, from February 2013 to December 2013. He also served as Chief Financial Officer of Vopak North America from February 2009 to February 2013. Mr. Roeder graduated from St. Mary’s University with a B.B.A. in accounting and received an M.B.A. from the Tulane A.B. Freeman School of Business.

Edward Bruce Morgan, President, Production Solutions.  Mr. Morgan currently serves as the Company’s President, Production Solutions. Prior to serving in this position, Mr. Morgan served as an Operations Manager for the Company since August 2013. Mr. Morgan joined the Company from Peak Pressure Control, LLC, which he founded in 2010. Peak Pressure Control was acquired by Nine in August 2013. Before founding Peak, Mr. Morgan was the regional manager at STS Rental and Supply from 2005 to 2010 overseeing operations in West Texas and Williston, North Dakota. Prior to Peak, Mr. Morgan held various positions at Schlumberger from 1990 to 2004, including positions handling all onshore and offshore wireline for Union Pacific Resources, serving as location manager in Natchez, Mississippi; managing all wireline operations for Unocal in Lafayette, Louisiana, before transferring to Houston and serving as operations manager for West Texas, where he oversaw all wireline operations in the Permian Basin. Mr. Morgan holds a Bachelor of Science degree in Engineering from Mississippi State University.

Theodore R. Moore, Senior Vice President and General Counsel.  Mr. Moore currently serves as the Company’s Senior Vice President and General Counsel. Prior to joining the Company, Mr. Moore served as the Executive Vice President, General Counsel and Chief Risk Officer of C&J Energy Services, Inc. from March 2015 to June, 2016, Executive Vice President from October 2012 and Vice President, General Counsel and Corporate Secretary from February 2011. Prior to that time, Mr. Moore practiced corporate law at Vinson & Elkins L.L.P. from 2002 through January 2011. Mr. Moore represented public and private companies and investment banking firms in capital markets offerings, mergers and acquisitions and corporate governance matters, primarily in the oil and gas industry. Mr. Moore graduated magna cum laude from Tulane University with a B.A. in Political Economy and a J.D. from Tulane Law School.

Corporate Governance

Board of Directors

The number of members of our board of directors is determined from time-to-time by resolution of the board of directors. Currently, our board of directors consists of eight persons. We expect our board of directors will be increased to nine persons within one year of the time of our IPO.

Our board of directors is divided into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2019, 2020 and 2021, respectively. David C. Baldwin and Curtis F. Harrell are assigned to Class I; Scott E. Schwinger, Gary L. Thomas and Andrew L. Waite are assigned to Class II; and Mark E. Baldwin, Ernie L. Danner and Ann G. Fox are assigned to Class III. At each annual meeting of stockholders held after the initial classification, directors will be elected to succeed the class of directors whose terms have expired. This classification of our board of directors could have the effect of increasing the length of time necessary to change the composition of a majority of the board of directors. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of the board of directors. Our directors are removable only for “cause.”

In evaluating director candidates, we will assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the board of directors’ ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of the committees of the board of directors to fulfill their duties.

Our board of directors has determined that Mark E. Baldwin, Curtis F. Harrell and Scott E. Schwinger are independent under NYSE listing standards.

Committees of the Board of Directors

Our board of directors established an audit committee and a nominating, governance and compensation committee, and we may have such other committees as the board of directors shall determine from time to time. We anticipate that each of the standing committees of the board of directors will have the composition and responsibilities described below.

Audit Committee

Our audit committee consists of Mark E. Baldwin, Curtis F. Harrell and Scott E. Schwinger, each of whom is independent under SEC rules and NYSE listing standards. As required by the SEC rules and NYSE listing standards, the audit committee consists solely of independent directors. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. Our board of directors determined that Mark E. Baldwin satisfies the definition of “audit committee financial expert.”

This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee will oversee our compliance programs relating to legal and regulatory requirements. We adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of the NYSE.

Nominating, Governance and Compensation Committee

Our nominating, governance and compensation committee consists of Mark E. Baldwin, Curtis F. Harrell and Scott E. Schwinger, each of whom are “independent” under the NYSE listing standards. This committee identifies, evaluates and recommends qualified nominees to serve on our board of directors; develops and oversees our internal corporate governance processes; and maintains a management succession plan. This committee establishes salaries, incentives and other forms of compensation for officers and other employees and administers our incentive compensation and benefit plans. We adopted a nominating, governance and compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of the NYSE.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our board or nominating, governance and compensation committee. No member of our board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Executive Sessions of our Board of Directors

Our independent directors are provided the opportunity to meet in executive session at each regularly scheduled meeting of our board.

Risk Oversight

The board is actively involved in oversight of risks that could affect us. This oversight function is conducted primarily through committees of our board, but the full board retains responsibility for general oversight of risks. The audit committee is charged with oversight of our system of internal controls and risks relating to financial reporting, legal, regulatory and accounting compliance. Our board will continue to satisfy its oversight responsibility through full reports from the audit committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our Company.

Code of Business Conduct and Ethics

Our board of directors has adopted a corporate code of business conduct and ethics (the “Code of Business Conduct and Ethics”) applicable to our employees, directors and officers (including our principal executive officer, principal financial officer and principal accounting officer), in accordance with applicable U.S. federal securities laws and the corporate governance rules of the NYSE. The Code of Business Conduct and Ethics can be found on our website located at http://www.nineenergyservice.com. Any stockholder may request a printed copy of the Code of Business Conduct and Ethics by submitting a written request to our Secretary, 2001 Kirby Drive, Suite 200, Houston, TX 77019. Any amendment to, or waiver from, the Code of Business Conduct and Ethics may be made only by our board of directors, and any amendment or waiver that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and are required to be disclosed will be promptly disclosed on our website as required by applicable U.S. federal securities laws and the corporate governance rules of the NYSE.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE.

Item 11.Executive Compensation

The tables and narrative disclosure below provide compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act.

In this section, we provide disclosure relating to the compensation of our named executive officers as of December 31, 2017, and, in accordance with Instruction 1 to Item 402(n) of Regulation S-K, we are also presenting information on historic executive compensation paid to our named executive officers during fiscal year 2016. The tables and narrative disclosure below provide compensation information for Ann G. Fox, our President and Chief Executive Officer, David Crombie, Executive Vice President and President, Completion Solutions, Theodore R. Moore, Senior Vice President and General Counsel, and Edward Bruce Morgan, President, Production Solutions. We refer to Ms. Fox, and Messrs. Crombie, Moore and Morgan herein collectively as our “Named Executive Officers.”

Summary Compensation Table

The following table summarizes the compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2017 and 2016.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	Option awards ($)(4)	All other compensation ($)(5)	Total($)
Ann G. Fox	2017	$476,923	$500,000	$2,502,700	$459,645	$40,672	$3,979,940
(President and Chief Executive Officer)(6)	2016	$297,500	$—	$—	$—	$36,439	$333,939
David Crombie	2017	$438,462	$300,000	$700,005	$141,602	$16,485	$1,596,554
(Executive Vice President and President— Completions Solutions)	2016	$325,000	$50,000	$—	$—	$16,488	$391,488
Theodore R. Moore	2017	$230,769	$150,000	$250,020	$117,982	$—	$748,771
(Senior Vice President and General Counsel)(7)
Edward Bruce Morgan	2017	$260,732	$125,500	$174,939	$47,240	$3,403	$611,814
(President—Production Solutions)	2016	$157,500	$—	$—	$—	$22,113	$179,613

(1)

For 2017, our Named Executive Officers’ annualized base salaries were $500,000, $400,000, $300,000 and $250,000 for Ms. Fox, Mr. Crombie, Mr. Moore and Mr. Morgan, respectively. Please see below for more information. In 2016, Ms. Fox’s and Mr. Morgan’s annualized base salaries were reduced by approximately 15% and 10%, respectively, in light of general market conditions.

(2)

Bonus amounts for 2017 represent discretionary bonus amounts paid to our Named Executive Officers with respect to the 2017 fiscal year, as approved by our board of directors on January 26, 2018. For Mr. Crombie, bonus compensation for 2016 and 2017 includes Mr. Crombie’s annual guaranteed bonus amount under his employment agreement. No discretionary bonuses were provided to our Named Executive Officers in 2016.

(3)

The amounts reflected in the “Stock awards” column represent the grant date fair value of restricted stock awards granted to our Named Executive Officers in March 2017 pursuant to the Stock Plan (as defined below), as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(4)

The amounts reflected in the “Option awards” column represent the grant date fair value of stock option awards granted to our Named Executive Officers in March 2017 pursuant to the Stock Plan, as computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(5)

Amounts reported in the “All other compensation” column for 2017 include costs of $15,117 for Ms. Fox, $16,483 for Mr. Crombie and $2,500 for Mr. Morgan for the Company to lease vehicles for use by those Named Executive Officers. Ms. Fox currently participates in health benefit plans maintained by SCF. The Company reimburses SCF for the costs associated with the participation of Ms. Fox, her spouse and her eligible dependents in such plans. The aggregate amount of the reimbursement to SCF for providing these benefits to Ms. Fox in 2017 was $25,555. In 2017, the Company reimbursed a portion of Mr. Morgan’s employee premiums associated with coverage under the Company’s health benefit plans for Mr. Morgan, his spouse and his eligible dependents. The aggregate amount of such premiums reimbursed by the Company in 2017 was $903.

(6)	Ms. Fox also served as Interim Chief Financial Officer during the fiscal year ended December 31, 2016.
(7)	Mr. Moore’s employment with the Company began on March 20, 2017.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards for the 2016 Fiscal Year

2017 Base Salary Adjustments and Annual Bonus Awards

In 2017, Ms. Fox’s and Messrs. Crombie’s and Morgan’s annualized base salaries were increased to $500,000, $400,000 and $250,000 for Ms. Fox, Mr. Crombie and Mr. Morgan, respectively, in order to more appropriately align our Named Executive Officers’ base salaries with current market practice. Mr. Moore began his employment with the Company on March 20, 2017, and his Employment Agreement provides for an annualized base salary of $300,000. In addition, for the 2017 fiscal year, our Named Executive Officers were eligible to earn target annual bonuses of up to $500,000 for Ms. Fox, up to $400,000 for Mr. Crombie, up to $300,000 for Mr. Moore and up to $250,000 for Mr. Morgan. In addition to the target annual bonus described above, Mr. Crombie was eligible to receive an annual guaranteed bonus of $50,000.

Employment Agreements

All of our executive officers have entered into employment agreements with the Company or one of our affiliates, which we refer to herein, collectively, as the “Employment Agreements.” In 2017, we entered into a new employment agreement with Mr. Morgan, which superseded his prior employment agreement in effect as of 2016 fiscal year-end. Messrs. Roeder and Moore also entered into employment agreements with the Company in 2017 in connection with the commencement of their employment. While Mr. Roeder was not a Named Executive Officer for the 2017 fiscal year, his Employment Agreement is included in the discussions of our executive officers’ Employment Agreements below.

The Employment Agreements have a three-year initial term, which is automatically extended for successive, additional one-year periods, unless either the executive or the Company provides 60 days’ prior written notice that no such automatic extension will occur. Ms. Fox’s and Messrs.  Moore’s and Crombie’s Employment Agreements provide for annualized base salaries of $350,000, $300,000 and $250,000, respectively, which amounts may be decreased by up to 10% as part of similar base salary reductions applicable to the Company’s other executive officers. Mr. Crombie’s Employment Agreement provides for an annualized base salary of $250,000 and an annual guaranteed bonus equal to $50,000. In December 2015, Mr. Crombie’s annualized base salary was increased to $350,000 in connection with a change in his title and an increase in his duties and responsibilities. In addition, subject to the satisfaction of certain performance criteria established by our board of directors, the Employment Agreements provide for the opportunity to receive an annual incentive bonus under the terms of Company’s annual cash incentive bonus program based on criteria determined in the discretion of our board of directors. No annual incentive bonuses were provided to our Named Executive Officers for fiscal year 2016 other than the annual guaranteed bonus paid to Mr. Crombie. While employed under the Employment Agreements, the executives are eligible for certain additional benefits, including reimbursement of reasonable business expenses, paid vacation, and participation in the Company’s benefit plans, programs or arrangements.

The Employment Agreements provide for certain severance benefits upon a resignation by the applicable executive for “good reason” or upon a termination by the Company without “cause.” Please see the section entitled “Additional narrative disclosure—Potential payments upon termination or change in control” below for more details regarding the severance benefits provided to our Named Executive Officers under the Employment Agreements.

The Employment Agreements also contain certain restrictive covenants, including provisions that create restrictions, with certain limitations, on our Named Executive Officers competing with the Company and its affiliates, soliciting any customers, or soliciting or hiring Company employees or inducing them to terminate their employment. These restrictions are intended to generally apply during the term of the executives’ employment with the Company and for the one-year period following termination of employment for Ms. Fox and Messrs. Roeder, Moore and Morgan and the two-year period following termination of employment for Mr. Crombie.

2011 Stock Incentive Plan

We provide grants of stock options and restricted stock to our employees (including our Named Executive Officers) and our non-employee directors pursuant to our 2011 Stock Incentive Plan, which we refer to herein as the “Stock Plan,” in order to align their interests with those of our stockholders. No awards were provided to our Named Executive Officers under the Stock Plan in the 2016 fiscal year.

During 2017, our board of directors granted awards under the Stock Plan to certain of our employees (including our Named Executive Officers) and non-employee directors with respect to 761,012 shares of our common stock. Generally, these awards either vest in full on the third anniversary of the applicable date of grant or vest in three equal installments on each of the first three anniversaries of the applicable date of grant in each case, so long as the employee remains employed by us through the applicable vesting date.

Other Compensation Elements

We offer participation in broad-based retirement, health and welfare plans to all of our employees. We currently maintain a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, eligible employees, including our Named Executive Officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. Given recent market conditions, we did not provide matching contributions to participants in our 401(k) plan for the 2016 or 2017 plan years. See “Additional narrative disclosure—Retirement benefits” for more information. In addition, minimal perquisites have historically been provided to our Named Executive Officers, including company-provided vehicles for our Named Executive Officers and reimbursements for certain healthcare costs. Ms. Fox currently participates in the healthcare plans maintained by SCF, and we reimburse SCF for the costs associated with the participation of Ms. Fox, her spouse and her eligible dependents in such plans. In 2016 and a portion of 2017, the Company reimbursed Mr. Morgan for his employee premiums associated with medical coverage for him, his spouse and his eligible dependents under the Company’s health benefit plans.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2017.

	Option awards(1)				Stock awards
Name	Grant date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)
Ann G. Fox	3/21/2017	—	31,235	$31.18	3/21/2027	—	—
	3/21/2017	—	—	—	—	80,256	$1,725,504
	7/15/2015	111,716	55,858	$41.39	2/15/2025	—	—
	7/15/2015	—	—	—	—	4,020	$86,430
	2/28/2013	6,284	—	$23.86	2/28/2023	—	—
David Crombie	3/21/2017	—	9,622	$31.18	3/21/2027	—	—
	3/21/2017	—	—	—	—	22,447	$482,611
	8/31/2015	—	—	—	—	20,064	$431,376
Theodore R. Moore	3/21/2017	—	8,017	$31.18	3/21/2027	—	—
	3/21/2017	—	—	—	—	8,017	$172,366
Edward Bruce Morgan	3/21/2017	—	3,210	$31.18	3/21/2027	—	—
	3/21/2017	—	—	—	—	5,609	$120,613
	8/30/2013	20,064	—	$23.86	8/30/2023	—	—

(1)

The option awards reported in these columns are subject to time-based vesting conditions. The option awards vest in three equal installments on the first three anniversaries of the date of grant of such awards. The option awards granted to each of the Named Executive Officers on March 21, 2017 will vest in equal installments on March 21 of each of 2018, 2019 and 2020, subject to the applicable executive’s continued employment through each such vesting date. The remaining unvested installment of the stock options granted to Ms. Fox on July 15, 2015 will vest on July 15, 2018, subject to Ms. Fox’s continued employment through such vesting date.

(2)

The restricted stock awards reported in this column are subject to time-based vesting conditions. The restricted stock awards granted to each of the Named Executive Officers on March 21, 2017 vest on the third anniversary of the date of grant, or

March 21, 2020, subject to the applicable Named Executive Officer’s continued employment through such vesting date. The restricted stock awards granted to Ms. Fox on July 15, 2015 vest in three equal installments on the first three anniversaries of the date of grant of such awards, and the remaining unvested installment of such awards will vest on July 15, 2018, subject to Ms. Fox’s continued employment through such vesting date. The restricted stock awards granted to Mr. Crombie on August 31, 2015 vest on the third anniversary of the date of grant, or August 31, 2018, subject to Mr. Crombie’s continued employment through such vesting date.

(3)	Calculated based on the fair market value of our common stock on December 31, 2017, which was determined by adjusting the midpoint of the estimated price of our IPO, or $21.50.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently maintain a retirement plan intended to provide benefits under section 401(k) of the Internal Revenue Code where employees, including our Named Executive Officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. We did not provide any matching contributions in the 2017 or 2016 fiscal years. As of January 1, 2018, the Company provides matching contributions equal to 100% of elective deferrals up to 3% of eligible compensation and 50% of elective deferrals from 3% to a maximum of 5% of eligible compensation, subject to the applicable contributions limits. Matching contributions are immediately fully vested.

Potential Payments upon Termination or Change in Control

The Employment Agreements provide for potential severance benefits in connection with certain terminations of employment. The Employment Agreements provide that upon a resignation by the applicable executive for “good reason” or upon a termination by the Company without “cause,” then, subject to the applicable executive’s execution and non-revocation of a release within the time provided to do so, the applicable executive will be eligible to receive the following benefits: (i) in the case of Ms. Fox and Messrs. Roeder, Moore and Morgan, an amount equal to the sum of (x) one year annualized base salary at the time of termination and (y) the applicable executive’s then-current target annual bonus, payable in 12 equal monthly installments, which, in the case of Messrs. Roeder, Moore and Morgan, shall not be less than 100% of the executive’s base salary for the year in which such termination occurs; (ii) in the case of Mr. Crombie, 18 months of Mr. Crombie’s annualized base salary at the time of termination, payable in 18 equal installments; (iii) in the case of Mr. Moore, accelerated vesting of all outstanding time-based equity awards held by Mr. Moore on the date of termination (and vested stock options, after giving effect to the foregoing, shall remain exercisable through the original expiration date applicable to such stock options); provided, however, that equity awards subject to performance requirements shall not accelerate and shall remain subject to the terms and conditions set forth in the applicable award agreement; (iv) in the case of Messrs. Roeder and Morgan, accelerated vesting of a prorated amount of all outstanding time-based equity awards on the date of termination, prorated based on the number of days that have elapsed in the vesting period applicable to such awards on the date of such termination (and vested stock options, after giving effect to the foregoing, shall remain exercisable through the original expiration date applicable to such stock options); provided, however, that equity awards subject to performance requirements shall not accelerate and shall remain subject to the terms and conditions set forth in the applicable award agreement; and (v) if the applicable executive elects COBRA continuation coverage, monthly reimbursement for the amount paid by such executive to continue such coverage for up to 12 months in the case of Ms. Fox and Messrs. Roeder, Moore and Morgan and 18 months in the case of Mr. Crombie following the date of termination. If any of our executive officers’ employment is terminated for any reason other than those described above, the applicable executive will continue to receive the compensation and benefits to be provided by the Company until the date of termination, and the applicable executive’s compensation and benefits will terminate contemporaneously with such executive’s termination of employment. The Employment Agreements do not provide for any enhanced benefits in connection with a termination of employment at or following a change in control.

Ms. Fox’s and Messrs. Roeder, Moore and Morgan’s Employment Agreements provide that “cause” means that the applicable executive has: (i) engaged in gross negligence or willful misconduct in the performance of his or her duties; (ii) breached any material provision of his or her Employment Agreement, any other agreement between the Company and the applicable executive or any of the Company’s corporate policies or codes of conduct; (iii) willfully engaged in conduct that is injurious to the Company; or (iv) committed, pleaded no contest to or received deferred adjudication with respect to a felony or any crime involving fraud, dishonesty or moral turpitude, in the case of Messrs. Roeder, Moore and Morgan, that results in material harm to the Company. Ms. Fox’s and Messrs. Roeder, Moore and Morgan’s Employment Agreements provide that “good reason” means: (a) a material diminution in the applicable executive’s base salary, other than a decrease of up to 10% of the base salaries of all executive officers; (b) the relocation of the applicable executive’s principal place of employment by more than 75 miles from his or her principal place of employment as of the effective date of his or her Employment Agreement; or, (c) in the case of Messrs. Moore and Morgan only, a material diminution in the applicable executive’s authority, duties or responsibilities; provided, that, upon written notice from the applicable executive of the existence of any such condition, the Company will have 30 days to cure such condition. Generally, a disability will exist under Ms. Fox’s and Messrs. Roeder, Moore’s and Morgan’s Employment Agreements if the applicable executive is unable to perform his or her duties or fulfill his or her obligations under the applicable executive’s Employment Agreement by reason of any physical or mental impairment for a continuous period of not less than three months.

Mr. Crombie’s Employment Agreement provides that “cause” means that Mr. Crombie has: (i) engaged in gross negligence or willful misconduct in the performance of his duties; (ii) willfully refused to perform his duties for a period of more than 30 days following written notice from the Company; (iii) breached any material provision of his Employment Agreement or any other agreement between Mr. Crombie and the Company, which breach is not remedied within 30 days of written notice from the Company; (iv) materially violated a material corporate policy or code of conduct established by the Company; (v) committed an act of theft, fraud, embezzlement, or misappropriation against the Company; (vi) been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony; or (vii) willfully and knowingly violated any material legal requirement applicable to the Company. Mr. Crombie’s Employment Agreement provides that “good reason” means: (a) Mr. Crombie’s reassignment to a position not commensurate with his current position and level of seniority; (b) a reduction in his annual base salary of more than 10%; (c) the Company’s material breach of Mr. Crombie’s Employment Agreement; or (d) the relocation of Mr. Crombie’s principal place of work outside a 50-mile radius of Tarrant County, Texas; provided that, upon written notice from Mr. Crombie of the existence of any of the foregoing conditions, the Company will have 30 days to cure such condition. Generally, a disability will exist under Mr. Crombie’s Employment Agreement if he is incapacitated by accident, sickness or other circumstance that renders him mentally or physically incapable of performing his duties under his Employment Agreement for a period of at least 120 consecutive days or for a period of at least 180 days (whether or not consecutive) during any 12-month period.

Other than described above for Messrs. Roeder, Moore and Morgan, any shares of restricted stock subject to forfeiture restrictions held by our executive officers are forfeited for no consideration upon any termination of employment. In addition, other than described above for Messrs. Roeder, Moore and Morgan, stock options held by our executive officers may only be exercised to the extent vested while such executive officer remains employed by the Company or one of our affiliates; however, our executive officers may exercise vested stock options for a period of 30 days following a termination of employment other than for “cause” (as defined in the applicable stock option agreement) or for a period of one year following a termination of employment due to death or disability. Other than the foregoing, we do not currently maintain any other severance or change in control agreements with any of our Named Executive Officers.

Director Compensation

In 2017, our non-employee directors received quarterly cash payments of $7,500 for their service on our board of directors with an additional quarterly retainer of $3,750 for the Chairman of the Board. Our non-employee directors received restricted stock awards covering 3,202 shares of common stock under the Stock Plan in 2017. In addition, Mr. Danner received additional awards of restricted stock and options in recognition of his significant efforts in connection with the Combination. Directors that also provide services to the Company or its affiliates as employees, including Ms. Fox, and directors employed by or affiliated with SCF do not receive compensation for their service on our board of directors.

The following table summarizes the compensation awarded or paid to the members of our board of directors for the fiscal year ended December 31, 2017.

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	Total ($)
Ernie L. Danner	$45,000	$300,074	$353,946	$699,019
Mark E. Baldwin	$30,000	$99,858	$—	$129,858
Gary L. Thomas	$30,000	$99,858	$—	$129,858
Curtis F. Harrell	$30,000	$99,858	$—	$129,858
Scott E. Schwinger(4)	$22,500	$—	$—	$22,500

(1)

Amounts reported in this column reflect annual cash retainer amounts received by our non-employee directors for service on our board of directors. As described above, in 2017, our directors received quarterly payments of $7,500, and the Chairman of the Board received an additional quarterly retainer of $3,750.

(2)

In 2017, our non-employee directors received restricted stock awards covering 3,202 shares of common stock with a grant date fair value equal to approximately $100,000 for their service on our board of directors. As discussed above, Mr. Danner received an additional restricted stock award in recognition of his significant contributions in connection with the Combination. The amounts reflected in the “Stock awards” column represent the grant date fair value of restricted stock awards granted to our non-employee directors in March 2017 pursuant to the Stock Plan, as computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(3)

As discussed above, Mr. Danner received an additional stock option award in recognition of his significant contributions in connection with the Combination. The amounts reflected in the “Option awards” column represent the grant date fair value of stock option awards granted to Mr. Danner in March 2017 pursuant to the Stock Plan, as computed in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these awards.

(4)

Mr. Schwinger was appointed to our board of directors on May 25, 2017 and did not receive a restricted stock award in 2017. Mr. Schwinger was granted a restricted stock award in January 2018 in connection with the completion of our IPO in recognition of his services on our board of directors.

2018 Non-employee Director Compensation Program

In connection with our IPO, we adopted a compensation policy for our non-employee directors (the “Non-Employee Director Compensation Policy”). Under the Non-Employee Director Compensation Policy, our non-employee directors will be entitled to receive compensation for services they provide to us consisting of retainers and equity compensation as described below. Each non-employee director will be eligible to receive the following for their service on our board of directors pursuant to the Non-Employee Director Compensation Policy:

•	A quarterly retainer of $17,500;
•	An additional quarterly retainer of $7,500 for the Chairman of the Board;
•	An additional quarterly retainer of $2,500 for the non-employee directors serving as chairs of the audit committee and the nominating, governance and compensation committee;

In addition to cash compensation, our non-employee directors are eligible to receive annual equity-based compensation consisting of restricted stock awards with an aggregate grant date value equal to $100,000 or, in the case of the Chairman of the Board, $150,000. However, the Non-Employee Director Compensation Policy provides that in the first calendar year in which non-employee directors are appointed or elected to our board of directors, they will be eligible to receive an initial restricted stock award with an aggregate grant date value equal to $125,000 in lieu of such annual restricted stock award. Generally, the forfeiture restrictions applicable to the restricted stock awards lapse on the one-year anniversary of the date of grant of such awards. The restricted stock awards granted to our non-employee directors are subject to the terms and conditions of the Stock Plan and the award agreements pursuant to which such awards are granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Beneficial Ownership Information

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 21, 2018 by:

•	each of our Named Executive Officers;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each person known to us to beneficially own 5% or more of our outstanding common stock.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent this power may be shared with a spouse. All information with respect to beneficial ownership has been furnished by the respective directors, executive officers, or 5% or more stockholders, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is 2001 Kirby Drive, Suite 200, Houston, Texas 77019.

	Shares of common stock beneficially owned
Name and address of beneficial owner	Number	%(1)
5% or more Stockholders:
SCF(2)	9,086,888	38.1%
Directors and Named Executive Officers:
Ann G. Fox	243,488	*
David Crombie	192,733	*
Edward Bruce Morgan	122,670	*
Theodore R. Moore	10,690	*
Ernie L. Danner	123,489	*
David C. Baldwin	—	—
Mark E. Baldwin	13,105	*
Curtis F. Harrell	43,497	*
Scott E. Schwinger	5,435	*
Gary L. Thomas	13,450	*
Andrew L. Waite	—	—
All directors and executive officers as a group (11 persons)	768,557	3.2%

*	less than 1%.
(1)

Based upon an aggregate of 23,873,583 shares outstanding as of March 21, 2018, 2018. For each stockholder, in accordance with Rule 13d-3 promulgated under the Exchange Act, this percentage is determined by assuming the named stockholder exercises all options and other instruments pursuant to which the stockholder has the right to acquire shares of our common stock within 60 days of March 21, 2018, but that no other person exercises any options or other purchase rights (except with respect to the calculation of the beneficial ownership of all directors and executive officers as a group, for which the percentage assumes that all directors and executive officers exercise all such options or other purchase rights).

(2)

L. E. Simmons is the natural person who has voting and investment control over the securities owned by SCF. Mr. Simmons serves as the President and sole member of the board of directors of LESA, the ultimate general partner of SCF. Because SCF-VII, L.P. and SCF-VII(A), L.P. are controlled by LESA, these entities may be considered to be a group for purposes of Section 13(d)(3) under the Exchange Act. As a group, SCF beneficially owns 9,086,888 shares of our common stock in the aggregate. This beneficial ownership includes 7,528,518 shares of our common stock held by SCF-VII, L.P. and 1,558,370 shares of our common stock held by SCF-VII(A), L.P. The address for SCF-VII, L.P. and SCF-VII(A), L.P. is 600 Travis Street, Suite 6600, Houston, Texas 77002.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,068,791.00	$30.79	2,269,708.00
Equity compensation plans not approved by security holders	—	$—	—
Total	1,068,791.00	$30.79	2,269,708.00

(1)	This column reflects all shares of common stock subject to outstanding options granted under the Nine Energy Service, Inc. 2011 Stock Incentive Plan (the “Stock Plan”) as of December 31, 2017.
(2)	The weighted average exercise price reflected in this column is calculated based solely on the exercise prices of outstanding options.

Our only equity compensation plan is the Stock Plan, which was approved by our stockholders prior to our initial public offering. Please see Note 9 to our consolidated and consolidated financial statements for a description of our equity compensation plan. In addition, a detailed description of the terms of the Stock Plan is available in the Company’s Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-217601), filed by the Company with the SEC on January 9, 2018, under the heading “Executive Compensation—Amended and Restated 2011 Stock Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On February 28, 2017, we closed the Combination with Beckman, a growth-oriented oilfield services company that provides a wide range of well and coiled tubing services. Pursuant to the Combination, all of the issued and outstanding shares of Beckman common stock were converted into shares of our common stock, except 1.6% of Beckman shares paid in cash. In addition to the conversion of all of the shares of outstanding common stock of Beckman to shares of our common stock, all of the restricted stock and outstanding stock options of Beckman were also converted to restricted stock and stock options of Nine. Options exercisable for approximately 17,313 shares of Beckman common stock with a weighted average exercise price of $123.02 per share and 20,225 shares of restricted stock of Beckman outstanding as of December 31, 2016 converted to options exercisable for approximately 78,715 shares of our common stock with a weighted average exercise price of $27.03 per share and 91,961 shares of restricted stock of Nine.

Prior to the Combination, Beckman was also an SCF Partners portfolio company. A key strategic rationale for the Combination was to enhance our ability to serve customers and our growth potential through broader product lines and basin diversification, enabling us to cross-sell our products and compete with larger companies. The Combination was a means of achieving these objectives and created various synergistic opportunities, including greater ability to raise capital for expansion, opportunity to develop broader and more diversified product lines, ability to compete with larger companies and opportunity to leverage internal initiatives.

Immediately prior to the Combination and the Subscription Offers (described below), SCF owned 615,525 shares of Beckman common stock or 56.4%.

Immediately following the completion of the transactions contemplated by the Combination and the Subscription Offers, SCF beneficially owned a total of 8,753,271 shares of our common stock (calculated pursuant to Rule 13d-3 under the Exchange Act). This beneficial ownership consisted of (1) 7,528,526 shares of common stock issued to SCF in connection with the Combination, (2) 804,502 shares of common stock issued to SCF in connection with the Subscription Offers, and (3) warrants to purchase 402,243 shares of our common stock issued to SCF in connection with the Subscription Offers. For a discussion of the Combination, please see Note 1 to our consolidated financial statements, and for a discussion of the Subscription Offers, and related issuance of warrants to SCF, please see “—Subscription and warrant agreements.”

Transactions with our Significant Stockholders and our Directors and Executive Officers

During 2014, in conjunction with an exercise of warrants to provide a capital infusion, promissory notes totaling $2.5 million were issued to both a former executive officer of the Company in 2015, and to a current manager of the Company.  The principal is due on June 30, 2019 (the “Maturity Date”).  Interest of 4% per annum is due and payable on the Maturity Date.  At December 31, 2017 and 2016, the outstanding balance of the notes, including principal and unpaid interest, totaled $2.9 million and $2.8 million, respectively.  Unpaid interest at December 31, 2017 and 2016 totaled $0.4 million and $0.3 million, respectively.

As part of the acquisition of Crest in 2014, promissory notes totaling $9.4 million were issued to former owners of Crest, including Mr. Crombie, who is an executive of the Company.  The principal is due on June 30, 2019.  The interest rate is based on the prime rate, the federal funds rate or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement, and is due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full.  At December 31, 2017 and 2016, the outstanding principal balance of the notes totaled $7.6 million.  Unpaid interest, included in “Prepaid expenses and other” in the Consolidated Balance Sheets, totaled $8,000 and $19,000 at December 31, 2017 and 2016, respectively.

The Company leases office space, yard facilities and equipment, and purchases building maintenance services from Mr. Crombie. Total lease expense and building maintenance expense was $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. There were payables of $13,000 and $0 at December 31, 2017 and 2016, respectively.

As part of the Tripoint acquisition on October 3, 2011, promissory notes totaling $1.1 million were issued to former owners of Tripoint who were members of management.  The principal was due on September 15, 2015.  Interest of 4% was due quarterly, but could be deferred and added to the outstanding principal balance at the election of the Company.  In 2015, the outstanding balance of the notes, $0.9 million, including accrued interest, was repaid in full using a combination of $0.2 million of cash and common stock redemption valued at $0.7 million.  The value attributed to common stock, as agreed between the Company and the former owners of Tripoint, was $33.11 per share, resulting in the cancellation of 20,417 shares.

The Company entered into a shared services agreement with a related party, whose manager, Benjamin Winston, is a stockholder of the Company, and was a member of Beckman’s board of directors from 2014 through the consummation of the Combination.  The related party provides office space, personnel and certain general and administrative services to the Company. The Company paid the related party $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was an outstanding payable to this related party of $13,000 and $8,000 as of December 31, 2017 and 2016, respectively.

The Company leases facilities and buildings in Monahans, Texas and Enid, Oklahoma, from an entity owned by Mr. Winston. The Company incurred rent expense of $0.5 million, $0.6 million and $0.5 million to this entity for the years ended December 31, 2017, 2016 and 2015, respectively. There were no payables to or receivables from this related party at December 31, 2017 and December 31, 2016.

The Company utilizes a related party, whose manager is Mr. Winston, to transport equipment, chemicals, and supplies. The Company incurred expense of $1.2 million, $0.7 million and $0.7 million, for these services during the years ended December, 2017, 2016 and 2015, respectively. There was an outstanding payable to this related party of $0.1 million at December 31, 2017. There was no payable related to this party at December 31, 2016.

The Company facilitates pass-through billings on behalf of an entity owned by Mr. Winston. The Company recognizes no revenue or expense related to this activity. During the year ended December 31, 2017, the related entity billed the Company $40,000, and the Company billed respective customers the same amount. The Company collected cash for and reimbursed to the related entity $0.1 million. Within the Company’s trade accounts receivable and trade accounts payable, $11,000 of pass-through billings to customers remained uncollected as of December 31, 2017. During the year ended December 31, 2016, the related entity billed the Company $0.8 million, and the Company rebilled respective customers the same amount. The Company collected cash for and reimbursed to the related entity $1.1 million. Within the Company’s trade accounts receivable and trade accounts payable, $0.1 million of pass-through billings to customers remained uncollected as of December 31, 2016. During 2015, the related entity billed Beckman $2.2 million.  Beckman rebilled respective customers of this related entity $2.2 million, and Beckman collected cash for and reimbursed to the related entity approximately $2.1 million.

The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.7 million, $0.4 million and $0.5 million for services provided to this entity during the years ended December 31, 2017, 2016 and 2015, respectively. There was an outstanding receivable due of $0.2 million and $0.1 million as of December 31, 2017 and 2016, respectively.

The Company provides services in the ordinary course of business to EOG Resources, Inc. Gary L. Thomas acts as the President of EOG Resources, Inc. The Company generated revenue from EOG Resources, Inc. of $34.4 million, $13.7 million and $24.9 million in 2017, 2016 and 2015, respectively.

Subscription and Warrant Agreements

In connection with the Combination and pursuant to subscription agreements dated March 10, 2017, we offered each of our stockholders (our existing stockholders and the Beckman stockholders) who were accredited investors or non-U.S. persons (as such term is defined in Regulation S under Securities Act) the opportunity to purchase shares of our common stock worth $20 million in the aggregate, up to their pro-rata ownership of the Company (the “Combined Nine Subscription Offer”). If each eligible purchaser did not purchase its respective pro rata portion of such approximately $20 million of shares of our common stock, the eligible purchasers that elected to participate in the Combined Nine Subscription Offer were entitled, but not obligated, to purchase the remaining number of shares of our common stock worth $20 million in the aggregate. The proceeds from the Combined Nine Subscription Offer were used to (i) to finance the purchase of non-accredited investors’ shares in the Combination and pay fees and expenses related to the Combination and (ii) for general corporate purposes, including ensuring compliance with our financial covenants under the Former Nine Credit Facility. In connection with the Combined Nine Subscription Offer, we issued to those stockholders who purchased shares of our common stock a warrant to purchase additional shares of our common stock on the basis of one warrant share for every two shares purchased in the Combined Nine Subscription Offer. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

In addition to the Combined Nine Subscription Offer, though not in connection with the Combination, pursuant to subscription agreements dated March 10, 2017, we offered each of our existing stockholders pre-Combination who were accredited investors or non-U.S. persons (as such term is defined in Regulation S under the Securities Act) the opportunity to purchase shares of our common stock worth $5 million in the aggregate, up to their pro-rata ownership of the Company (the “Nine Subscription Offer”). If each eligible purchaser did not purchase its respective pro rata portion of such approximately $5 million of shares of our common stock, the eligible purchasers that elected to participate in the Nine Subscription Offer were entitled, but not obligated, to purchase the remaining number of shares of our common stock worth $5 million in the aggregate. The proceeds from the Nine Subscription Offer were retained by us to ensure compliance with our financial covenants under the Former Nine Credit Facility. In connection with the Nine Subscription Offer, we issued to those stockholders who purchased shares of our common stock a warrant to purchase additional shares of our common stock on the basis of one warrant share for every two shares purchased in the Nine Subscription Offer. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

In addition to the Combined Nine Subscription Offer and the Nine Subscription Offer, though not in connection with the Combination, pursuant to subscription agreements dated February 10, 2017, Beckman offered each of its stockholders pre-Combination who were accredited investors or non-U.S. persons (as such term is defined in Regulation S under the Securities Act) the opportunity to purchase shares of its common stock worth $15 million in the aggregate, up to their pro-rata ownership of Beckman (the “Beckman Subscription Offer” and with the Combined Nine Subscription Offer and the Nine Subscription Offer, the “Subscription Offers”). If each eligible purchaser did not purchase its respective pro rata portion of such approximately $15 million of shares of its common stock, the eligible purchasers that elected to participate in the Beckman Subscription Offer were entitled, but not obligated, to purchase the remaining number of shares of its common stock worth $15 million in the aggregate. The proceeds from the Beckman Subscription Offer were used to pay outstanding indebtedness under the Former Beckman Credit Facility. In connection with the Beckman Subscription Offer, Beckman issued to those stockholders who purchased shares of its common stock a warrant to purchase additional shares of its common stock on the basis of one warrant share for every two shares purchased in the Beckman Subscription Offer. Beckman shares of common stock issued in the Beckman Subscription Offer and warrants purchased in the Beckman Subscription Offer converted into shares and warrants of our common stock based on the exchange ratio used with respect to the Combination. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

The following table identifies each related person who participated in the Combined Nine and Nine Subscription Offers.

Related person	No. of shares purchased	$ amount purchased	No. of warrant shares(1)
Mark Baldwin	698	$21,774	345
David Crombie(2)	10,344	$322,598	5,168
Ernie L. Danner(3)	4,004	$124,884	1,998
Ann G. Fox	239	$59,815	955
Curtis F. Harrell(4)	1,388	$43,297	690
Gary L. Thomas	698	$21,774	345

(1)	The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.
(2)	Amounts reported include 10,344 shares purchased at a purchase price of $322,598 and 5,168 warrants by DKM Investments, LP of which Mr. Crombie is a member.
(3)	Amounts reported include 1,380 shares purchased at a purchase price of $43,046 and 690 warrants by Autumn Plecher, LP of which Mr. Danner is a limited partner of the general partner.
(4)	Amounts reported include 1,388 shares purchased at a purchase price of $43,297 and 690 warrants by Harrell Ventures, LLC of which Mr. Harrell is the managing member.

In connection with the Beckman Subscription Agreement, Mr. Danner subscribed to purchase 1,850 shares of Beckman common stock (8,418 shares of our common stock after giving effect to the application of the exchange ratio used with respect to the Combination to convert the shares of Beckman common stock into shares of our common stock) in exchange for a purchase price of $141.94. Mr. Danner also received 925 warrants to purchase Beckman shares of common stock, which were converted into 4,205 warrants to purchase Nine shares of common stock after giving effect to the application of the exchange ratio use with respect to the Combination to convert the Beckman warrants into Nine warrants. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

In connection with the Beckman Subscription Agreement, Mr. Harrell subscribed to purchase 672 shares of Beckman common stock (3,057 shares of our common stock after giving effect to the application of the exchange ratio used with respect to the Combination to convert the shares of Beckman common stock into shares of our common stock) in exchange for a purchase price of $141.94. Mr. Harrell also received 336 warrants to purchase Beckman shares of common stock, which were converted into 1,524 warrants to purchase Nine shares of common stock after giving effect to the application of the exchange ratio use with respect to the Combination to convert the Beckman warrants into Nine warrants. The warrants were called by the Company on July 25, 2017, and all warrants that were not exercised by August 23, 2017 expired and are deemed cancelled.

Pursuant to a Subscription Agreement dated March 31, 2017, Douglas S. Aron, who acted as the Executive Vice President and Chief Financial Officer of the Company from April 2017 until September 8, 2017, subscribed to purchase 32,102 shares of our common stock in exchange for a cash payment of $1 million.

On July 25, 2017, we provided notice to all existing holders of the Company’s common stock that we are offering for sale up to approximately $20 million of the Company’s common stock for $18.69 per share to those stockholders that were accredited investors. We closed the July 2017 Subscription Offer on August 23, 2017. Pursuant to this subscription offer, the following related persons purchased, directly or indirectly, more than $120,000 of our common stock: Mr. Crombie - $227,250, Mr. Danner - $163,650, Mr. Morgan - $121,650 and SCF-VII, L.P. - $14,039,100. We received consent from all the lenders under the Former Nine Credit Facility for the cash proceeds from the July 2017 Subscription Offer to be deposited in a segregated account that does not constitute collateral for the indebtedness thereunder.

Pursuant to the Employment Agreement dated November 20, 2017, as amended by the First Amendment thereto dated December 20, 2017, Clinton Roeder, the Senior Vice President and Chief Financial Officer of the Company, agreed to purchase $300,000 of our common stock during the 10-day period beginning on the earlier of (i) the closing of our IPO and (ii) February 22, 2018 (the date of such purchase, the “Funding Date”), at the Fair Market Value (as defined in the Stock Plan). Such purchase was completed on January 23, 2018. Pursuant to such Employment Agreement on January 23, 2018, the Company granted (i) options to purchase 32,102 shares of our common stock (as adjusted by the Stock Split and any other splits or adjustments determined by our board of directors) with an exercise price equal to the Fair Market Value (as defined in the Stock Plan) and (ii) $600,000 of shares of restricted stock at a price per share equal to the Fair Market Value (as defined in the Stock Plan), to Mr. Roeder under the Stock Plan.

Stockholders Agreement

In connection with the Combination, on February 28, 2017, we, SCF and substantially all of the holders of our common stock and warrants entered into the Second Amended and Restated Stockholders Agreement, which was further amended on July 24, 2017 (as amended, the “Existing Stockholders Agreement”). The Existing Stockholders Agreement contained provisions related to, among other things, stock transfer restrictions, tag-along and drag-along rights, preemptive rights, registration rights and board composition.

The Existing Stockholders Agreement, other than the provisions relating registration rights and certain miscellaneous provisions, terminated upon the consummation of our IPO on January 23, 2018. Following the consummation of our IPO, we will amend and restate the Existing Stockholders Agreement (the “Amended Stockholders Agreement”) to eliminate all terminated provisions. The registration rights provisions that will be contained in the Amended Stockholders Agreement are described below.

Demand Registration Rights

Under the Amended Stockholders Agreement, from and after 180 days following our IPO, SCF (and its permitted transferees) will have the right to demand (a “Demand Request”) on five occasions that we register all or any portion of the SCF Registrable Securities (as such term is defined in the Amended Stockholders Agreement) (a “Demand Registration”) so long as the SCF Registrable Securities proposed to be sold on an individual registration statement have an aggregate gross offering price of at least $10.0 million or at least $1.0 million if we are then eligible to register such sale on a Form S-3 registration statement (or any comparable or successor form) and provided that we are not required to effect more than one Demand Registration in any six-month period. After such time that we become eligible to use Form S-3 (or comparable form) for the registration under the Securities Act of any of our securities, any Demand Request with a reasonably anticipated aggregate offering price of $100.0 million may be for a “shelf” registration statement pursuant to Rule 415 under the Securities Act.

We may delay the filing of a registration statement pursuant to a Demand Request until a date not later than 60 days after the required filing date if (i) we are engaged in confidential negotiations or other confidential business activities that would require disclosure in the registration statement and our board of directors determines in good faith that such disclosure would be materially detrimental to us or (ii) we have experienced some other material non-public event or is in possession of material non-public information concerning the Company. We may also delay the filing if, prior to receiving a Demand Request, we are already proceeding with another offering for its own account or for the account of another requesting holder.

Piggyback Registration Rights

If we propose to file a registration statement under the Securities Act relating to an offering of our common stock for our own account or for the account of any common stockholder (other than certain registration statements, including those relating to securities offered in connection with benefit plans or acquisitions), the holders of Registrable Securities (as defined in the Amended Stockholders Agreement) will have customary piggyback registration rights that allow them to include the Registrable Securities that they own in any such registration statement, and any related underwriting. We will provide written notice to holders of Registrable Securities of such filing as soon as practicable (but in no event less than 15 days prior to the anticipated filing).

If the managing underwriter of a proposed underwritten offering advises us that in its opinion the total amount of securities to be included in such offering is sufficiently large to materially and adversely affect the price or success of the offering, then the securities to be included in such offering will be allocated first to the requesting holders if the registration statement is pursuant to a Demand Request or, if not, then to us, and then pro rata among the holders of piggyback securities on the basis of the number of Registrable Securities then held by each such holder.

Holdback Agreements

Each holder of Registrable Securities will be subject to certain lock-up provisions that restrict transfer during the period beginning 14 days prior to, and continuing for a period not to exceed 180 days after, the date of our IPO final prospectus, or 90 days for any subsequent underwritten public offering of equity securities of the Company, except as part of such registration (subject to an extension of such lock-up period by up to 35 days in certain circumstances).

Registration Procedures and Expenses

The Amended Stockholders Agreement will contain customary procedures relating to underwritten offerings and the filing of registration statements. We will agree to pay all registration expenses incurred in connection with any registration, including all registration, qualification and filing fees, printing expenses, accounting fees, escrow fees, legal fees of the Company, reasonable fees of one counsel to the holders of Registrable Securities, blue sky fees and expenses and the expense of any special audits incident to or required by any such registration. All underwriting discounts and selling commissions and stock transfer taxes applicable to securities registered by holders and fees of counsel to any such holder (other than as described above) will be payable by holders of Registrable Securities.

Indemnification and Contribution

The Amended Stockholders Agreement will contain customary indemnification and contribution provisions by the Company for the benefit of holders participating in any registration. Each holder participating in any registration will also agree to indemnify the Company in respect of information provided by such holder to the Company for use in connection with such registration; provided that such indemnification will be limited to the net proceeds actually received by such indemnifying holder from the sale of Registrable Securities.

Procedures for Approval of Related Person Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•	any person who is known by us to be the beneficial owner of more than 5.0% of our common stock;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5.0% of our common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5.0% of our common stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.

Our board of directors adopted a written related party transactions policy prior to the completion of our IPO. Pursuant to this policy, the Audit Committee expects to review all material facts of all Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, the Audit Committee expects to take into account, among other factors, the following: (1) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (2) the extent of the Related Person’s interest in the transaction. Further, the policy would require that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

Item 14.  Principal Accounting Fees and Services

Audit and Other Fee Information

Set forth below is a summary of certain fees paid to PricewaterhouseCoopers for services related to the fiscal years ended December 31, 2017 and December 31, 2016.

	2017	2016
	(in millions of dollars)
Audit fees	$1.3	$0.9
Audit related fees	0.8	-
Tax fees	0.2	0.2
All other fees	-	-
Total	$2.3	$1.1

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered for (a) the audit of our annual financial statements included in our Annual Report on Form 10-K, (b) the filing of our registration statements for equity securities offerings, (c) services that are normally provided in connection with statutory and regulatory filings or engagements for those years, and (d) accounting consultations.

Audit Related Fees

Audit related fees consisted of amounts incurred in connection with the IPO.

Tax Fees

Tax fees consisted of services provided for income tax.

All Other Fees

None

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed With This Report

1.  Financial Statements

The following consolidated financial statements of the Company are filed as a part of this report:

2.  Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the consolidated financial statements and related notes.

3.   Exhibits

The exhibits to this report required to be filed pursuant to Item 15(b) are listed below in the “Index to Exhibits” attached hereto and are incorporated herein by reference.

Exhibit number	Description

2.1†

Combination Agreement, dated as of February 3, 2017, by and among Nine Energy Service, Inc., Beckman Production Services, Inc. and Beckman Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

3.1

Third Amended and Restated Certificate of Incorporation of Nine Energy Service, Inc., dated January 23, 2018 (Incorporated by reference to Exhibit 3.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on January 23, 2018).

3.2

Fourth Amended and Restated Bylaws of Nine Energy Service, Inc., dated January 23, 2018 (Incorporated by reference to Exhibit 3.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on January 23, 2018).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Nine Energy Service, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on May 24, 2017).

4.2

Second Amended and Restated Stockholders Agreement, dated as of February 28, 2017, by and among Nine Energy Service, Inc. and the parties thereto (Incorporated by reference to Exhibit 4.2 of Nine Energy Service, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on May 24, 2017).

Exhibit number	Description

4.3

Amendment to Second Amended and Restated Stockholders Agreement, dated as of July 24, 2017, by and among Nine Energy Service, Inc. and the parties thereto (Incorporated by reference to Exhibit 4.3 of Nine Energy Service, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 2017).

10.1

Credit Agreement, dated as of September 14, 2017, among Nine Energy Service, Inc. and certain of its subsidiaries listed therein, Nine Energy Canada Inc., JPMorgan Chase Bank, N.A. and certain other financial institutions (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Amendment No. 4 to Registration Statement on Form S-1 filed on November 14, 2017).

10.2

First Amendment to Credit Agreement, dated as of November 20, 2017, among Nine Energy Service, Inc. and certain of its subsidiaries listed therein, Nine Energy Canada Inc., JPMorgan Chase Bank, N.A. and certain other financial institutions (Incorporated by reference to Exhibit 10.22 of Nine Energy Service, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 filed on December 21, 2017).

10.3

Amended and Restated Credit Agreement, dated as of June 30, 2014, by and among Nine Energy Service, Inc., Nine Energy Canada Inc., HSBC Bank USA, N.A., HSBC Bank Canada and certain other financial institutions listed therein (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.4

First Amendment to Amended and Restated Credit Agreement and US Pledge and Security Agreement, dated as of May 13, 2016, by and among Nine Energy Service, Inc., Nine Energy Canada Inc., HSBC Bank USA, N.A., HSBC Bank Canada and certain other financial institutions and guarantors listed therein (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.5

Second Amendment to Amended and Restated Credit Agreement and Limited Consent, dated as of August 2, 2017, by and among Nine Energy Service, Inc., Nine Energy Canada Inc., HSBC Bank USA, N.A., HSBC Bank Canada and certain other financial institutions and guarantors listed therein (Incorporated by reference to Exhibit 10.4 of Nine Energy Service, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 2017).

10.6

Credit Agreement, dated as of May 2, 2014, by and among Beckman Production Services, Inc., Wells Fargo Bank, National Association and certain other financial institutions listed therein (Incorporated by reference to Exhibit 10.3 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.7

Agreement and Amendment No. 1 to Credit Agreement, dated as of August 26, 2014, by and among Beckman Production Services, Inc., Wells Fargo Bank, National Association and certain other financial institutions and guarantors listed therein (Incorporated by reference to Exhibit 10.4 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.8

Master Assignment, Agreement and Amendment No.  2 to Credit Agreement, dated as of October 16, 2014, by and among Beckman Production Services, Inc., Wells Fargo Bank, National Association and certain other financial institutions and guarantors listed therein (Incorporated by reference to Exhibit 10.5 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.9

Agreement and Amendment No. 3 to Credit Agreement, dated as of November 21, 2014, by and among Beckman Production Services, Inc., Wells Fargo Bank, National Association and certain other financial institutions and guarantors listed therein (Incorporated by reference to Exhibit 10.6 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

Exhibit number	Description

10.10

Agreement and Amendment No. 4 to Credit Agreement, dated as of January 12, 2016, by and among Beckman Production Services, Inc., Wells Fargo Bank, National Association and certain other financial institutions and guarantors listed therein (Incorporated by reference to Exhibit 10.7 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.11

Agreement and Amendment No. 5 to Credit Agreement, dated as of February 10, 2017, by and among Beckman Production Services, Inc., Wells Fargo Bank, National Association and certain other financial institutions and guarantors listed therein (Incorporated by reference to Exhibit 10.8 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.12+

Form of Indemnification Agreement between Nine Energy Service, Inc. and its directors and certain officers (Incorporated by reference to Exhibit 10.10 of Nine Energy Service, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on May 24, 2017).

10.13+

Nine Energy Service, Inc. 2011 Stock Incentive Plan, as amended and restated effective February 28, 2017 (Incorporated by reference to Exhibit 10.10 of Nine Energy Service, Inc.’s Registration Statement on Form S-1 filed on May 2, 2017).

10.14+

Form of Nine Energy Service, Inc. Restricted Stock Agreement for Executives (Incorporated by reference to Exhibit 10.11 of Nine Energy Service, Inc.’s Registration Statement on Form S-1 filed on May 2, 2017).

10.15+

Form of Nine Energy Service, Inc. Nonstatutory Stock Option Agreement for Executives (Incorporated by reference to Exhibit 10.12 of Nine Energy Service, Inc.’s Registration Statement on Form S-1 filed on May 2, 2017).

10.16+

Form of Nine Energy Service, Inc. Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.13 of Nine Energy Service, Inc.’s Registration Statement on Form S-1 filed on May 2, 2017).

10.17+

Form of Nine Energy Service, Inc. Nonstatutory Stock Option Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.14 of Nine Energy Service, Inc.’s Registration Statement on Form S-1 filed on May 2, 2017).

10.18+

Employment Agreement between Ann Fox and Nine Energy Service, LLC, dated as of July 6, 2015 (Incorporated by reference to Exhibit 10.15 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.19+

Employment Agreement between David Crombie and Crest Pumping Technologies, LLC, dated as of June 30, 2014 (Incorporated by reference to Exhibit 10.16 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.20+

Employment Agreement between Edward Bruce Morgan, Nine Energy Service, Inc. and Nine Energy Service, LLC, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.18 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.21+

Employment Agreement between Theodore R. Moore, Nine Energy Service, Inc. and Nine Energy Service, LLC, dated as of March 12, 2017 (Incorporated by reference to Exhibit 10.19 of Nine Energy Service, Inc.’s Amendment No. 1 to Registration Statement on Form S-1 filed on May 19, 2017).

10.22+

Employment Agreement between Clinton Roeder, Nine Energy Service, Inc. and Nine Energy Service, LLC, dated as of November 20, 2017 (Incorporated by reference to Exhibit 10.21 of Nine Energy Service, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 filed on December 21, 2017).

10.23+

First Amendment to Employment Agreement between Clinton Roeder, Nine Energy Service, Inc. and Nine Energy Service, LLC, dated as of December 20, 2017 (Incorporated by reference to Exhibit 10.23 of Nine Energy Service, Inc.’s Amendment No. 5 to Registration Statement on Form S-1 filed on December 21, 2017).

Exhibit number	Description

21.1*	List of Subsidiaries of Nine Energy Service, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of BDO USA, LLP

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
†	The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NINE ENERGY SERVICE, INC.

By:	/s/ Ann G. Fox
Ann G. Fox
President and Chief Executive Officer
Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2018.

Signature	Title

/s/ Ann G. Fox	President, Chief Executive Officer, and Director (Principal Executive Officer)
Ann G. Fox

/s/ Clinton Roeder	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Clinton Roeder

/s/ Richard S. Woolston	Chief Accounting Officer (Principal Accounting Officer)
Richard S. Woolston

/s/ Ernie L. Danner	Chairman of the Board
Ernie L. Danner

/s/ David C. Baldwin	Director
David C. Baldwin

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

/s/ Curtis F. Harrell	Director
Curtis F. Harrell

/s/ Gary L. Thomas	Director
Gary L. Thomas

/s/ Scott E. Schwinger	Director
Scott E. Schwinger

/s/ Andrew L. Waite	Director
Andrew L. Waite