Form 10-Q
period 2018-03-31
Nine Energy Service, Inc.
filed 2018-05-14
CIK 1532286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission File Number: 001-38347

Nine Energy Service, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0759121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Kirby Drive, Suite 200

Houston, TX 77019

(Address of principal executive offices) (zip code)

(281) 730-5100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 11, 2018, was 25,033,551.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

All forward-looking statements speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by law and we caution you not to place undue reliance on them. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” this Quarterly Report and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: the level of capital spending and well completions by the onshore oil and natural gas industry in North America; oil and natural gas commodity prices; general economic conditions; our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel and other skilled and qualified workers; our ability to implement price increases or maintain existing prices on our services; conditions inherent in the oilfield services industry, such as equipment defects, liabilities arising from accidents or damage involving our fleet of trucks or other equipment, explosions and uncontrollable flows of gas or well fluids, and loss of well control; our ability to implement new technologies and services; seasonal and adverse weather conditions; and changes in laws or regulations regarding issues of health, safety and protection of the environment, including those relating to hydraulic fracturing, greenhouse gases and climate change.

These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$72,900	$17,513
Accounts receivable, net	116,080	99,565
Inventories	21,748	22,230
Prepaid expenses and other	6,859	7,929
Total current assets	217,587	147,237
Property and equipment, net	253,066	259,039
Goodwill	93,756	93,756
Intangible assets, net	61,645	63,545
Other long-term assets	1,181	4,806
Notes receivable from shareholders	10,501	10,476
Total assets	$637,736	$578,859
Liabilities and Stockholders’ Equity
Current liabilities
Long-term debt, current portion	$2,774	$241,509
Accounts payable	36,446	29,643
Accrued expenses	22,383	14,687
Income taxes payable	721	581
Total current liabilities	62,324	286,420
Long-term liabilities
Long-term debt	110,936	—
Deferred taxes	4,970	5,017
Other long term liabilities	66	64
Total liabilities	178,296	291,501
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 24,278,857 and 15,810,540 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	243	158
Additional paid-in capital	555,681	384,965
Accumulated other comprehensive income (loss)	(4,078)	(3,684)
Retained earnings (accumulated deficit)	(92,406)	(94,081)
Total stockholders’ equity	459,440	287,358
Total liabilities and stockholders’ equity	$637,736	$578,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$173,807	$105,353
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	138,227	91,388
General and administrative expenses	15,428	12,769
Depreciation	13,109	13,561
Amortization of intangibles	1,900	2,201
Loss on equity method investment	75	—
Loss on sale of property and equipment	370	224
Income (loss) from operations	4,698	(14,790)
Other expense
Interest expense	2,930	3,758
Total other expense	2,930	3,758
Income (loss) before income taxes	1,768	(18,548)
Income tax expense	93	2,166
Net income (loss)	1,675	(20,714)
Net income (loss) per share
Basic	$0.08	$(1.50)
Diluted	$0.08	$(1.50)
Weighted average shares outstanding
Basic	21,902,519	13,789,957
Diluted	22,069,353	13,789,957
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	$(394)	$(7)
Total other comprehensive loss, net of tax	(394)	(7)
Total comprehensive income (loss)	$1,281	$(20,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholders’
	Shares	Amounts	capital	income (loss)	deficit)	equity
	(in thousands of dollars, except shares)
Stockholders’ equity as of December 31, 2017	15,810,540	$158	$384,965	$(3,684)	$(94,081)	$287,358
Issuance of common stock in IPO, net of offering costs	8,050,000	81	168,180	—	—	168,261
Other issuances of common stock	418,317	4	296	—	—	300
Stock-based compensation expense	—	—	2,240	—	—	2,240
Other comprehensive income	—	—	—	(394)	—	(394)
Net income	—	—	—	—	1,675	1,675
Stockholders’ equity as of March 31, 2018	24,278,857	$243	$555,681	$(4,078)	$(92,406)	$459,440

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$1,675	$(20,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	13,109	13,561
Amortization of intangibles	1,900	2,201
Amortization of deferred financing costs	853	459
Provision for doubtful accounts	(270)	29
Deferred tax benefit	(47)	2,166
Stock-based and deferred compensation expense	2,240	1,536
Loss on sale of property and equipment	370	224
Loss on revaluation of contingent consideration (Note 7)	1,063	87
Loss on equity method investment	75	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(16,387)	(20,112)
Inventories	406	(1,503)
Prepaid expenses and other current assets	757	3,261
Accounts payable and accrued expenses	11,357	8,911
Income taxes receivable/payable	140	(19)
Other assets and liabilities	66	(225)
Net cash provided by (used in) operating activities	17,307	(10,138)
Cash flows from investing activities
Proceeds from sales of assets	1,096	262
Proceeds from property and equipment casualty losses	—	19
Proceeds from notes receivable payments	—	(25)
Purchases of property and equipment	(6,468)	(10,005)
Equity method investment	—	(1,000)
Net cash used in investing activities	(5,372)	(10,749)
Cash flows from financing activities
Borrowings on revolving credit facilities	—	29,000
Payments on revolving credit facilities	(96,182)	(23,500)
Proceeds from term loan	125,000	—
Payments on term loans	(155,701)	—
Payments on notes payable—insurance premium financing	—	(272)
Proceeds from issuance of common stock in IPO, net of offering costs	171,616	—
Proceeds from other issuances of common stock	300	41,299
Distribution to shareholders	—	(2,438)
Deferred financing costs	(1,385)	(230)
Net cash provided by financing activities	43,648	43,859
Net increase in cash and cash equivalents	55,583	22,972
Impact of foreign currency exchange on cash	(196)	(7)
Cash and cash equivalents
Beginning of year	17,513	4,074
End of period	$72,900	$27,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. Description of business and organization

Nine Energy Service, Inc. (the “Company” or “Nine”), a Delaware corporation, is an oilfield services business that provides services integral to the completion of unconventional wells through a full range of tools and methodologies, and provides a range of production enhancement and well workover services.  The Company is headquartered in Houston, Texas.

On February 28, 2017, pursuant to the terms and conditions of a combination agreement dated February 3, 2017 (“Combination”) the Company merged with Beckman Production Services, Inc. (“Beckman”), and all of the issued and outstanding shares of Beckman common stock were converted into shares of common stock of Nine Energy Service, Inc.  Prior to the Combination, SCF-VII, L.P. had controlled a majority of the voting interests of Nine and Beckman since February 28, 2011 and July 31, 2012, respectively.  The merger of the entities into the combined Company was accounted for using reorganization accounting (i.e., “as if” pooling of interest) for entities under common control.

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2017 and the Condensed Consolidated Statements of Stockholders' Equity as of December 31, 2017, are derived from audited consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. These condensed consolidated financial statements include all accounts of the Company.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Nine and its wholly owned subsidiaries.  All inter-company balances and transactions have been eliminated in the consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Such estimates include, but are not limited to, fair value assumptions used in purchase accounting and in analyzing goodwill, other intangibles and long-lived assets for possible impairment, useful lives used in depreciation and amortization expense, stock based compensation fair value, estimated realizable value on excess and obsolete inventories, deferred taxes and income tax contingencies and losses on accounts receivable. It is at least reasonably possible that the estimates used will change within the next year

Revenue recognition

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

Bad debt expense reflected a recovery of $0.3 million and expense of $0.0 million for the three months ended March 31, 2018 and 2017, respectively. The allowance for doubtful accounts was $0.3 million and $0.6 million at March 31, 2018 and December 31, 2017, respectively.

Revenues for the three months ended March 31, 2018 included sales to one customer that individually represented 10% or more of total revenue. No customer accounted for 10% or more of total revenue for the three months ended March 31, 2017.

Inventories

Inventories, classified as finished goods, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserves for obsolescence were $2.6 million and $2.9 million at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
	(in thousands of dollars)
Raw Materials	$610	$939
Finished Goods	21,138	21,291
Total	$21,748	$22,230

Equity

In January 2018, there was an 8.0256 for 1 stock split immediately preceding the Company’s initial public offering (the “IPO”).  All shares and per share data reflect the effect of the stock split.

In January 2018, we completed our IPO of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share.

The aggregate gross proceeds of our IPO were $185.2 million.  After subtracting underwriting discounts and commissions of $12.5 million and offering expenses of approximately $4.4 million, we received net proceeds of approximately $168.3 million.  We used a portion of these net proceeds, together with $125.0 million of term loan borrowings under our credit facility, to fully repay the outstanding indebtedness under our former credit facilities.  Further, our credit agreement required that we use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds are being used for general corporate purposes. No payments, fees or expenses have been paid, directly or indirectly, to any of our officers, directors or their associates, holders of 10% or more of any class of our equity securities or other affiliates.

Share-based compensation

The Company has stock-based compensation plans for certain of its employees. The Company measures employee share-based compensation awards at fair value on the date they are granted to employees and recognizes compensation cost in its financial statements over the requisite service period. Compensation expense is recorded for restricted stock over the applicable vesting period based on the fair value of the stock on the date of grant. Options are issued with an exercise price equal to the fair value of the stock on the date of grant. Compensation expense is recorded for the fair value of the stock options, and is recognized over the period of the underlying security’s vesting schedule. Consideration paid on the exercise of stock options is credited to share capital and additional paid-in capital.

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

Expected volatility

Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. Prior to the IPO, the Company’s stock was not publicly traded and the Company determined volatility based on an analysis of the PHLX Oil Service Index that tracks publicly traded oilfield service stocks.

Dividend yield

At the time of the issuance of the options, the Company did not plan to pay cash dividends in the foreseeable future. Therefore, a zero expected dividend yield was used in the valuation model.

Risk-free interest rate

The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Forfeitures

As a result of the adoption of ASU No. 2016-09, the Company elected to account for stock-based compensation forfeitures as they occur.

Fair value of common stock

Prior to the IPO, the value of the Company’s stock at the time of each option grant used to establish the strike price was estimated by management in accordance with an internal valuation model, and approved by the Company’s Board of Directors. The valuation model was based upon an average of cash flow and book value multiples of comparable companies. The comparable companies selected reflected the market’s view on key sector, geographic, and product type exposure that were similar to those that impacted the Company’s business. The value was further subject to judgmental factors such as prevailing market conditions, changes in the stock prices of other oilfield service companies and the overall outlook for the Company and its products in general.

Subsequent to the IPO, the stock value will be the publicly traded share price.

Deferred financing costs

Deferred financing costs are amortized over the life of the related debt using the effective interest method. The Company expensed approximately $0.9 million and $0.5 million of deferred financing costs during the three months ended March 31, 2018 and 2017, respectively, which amounts are included in interest expense in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The expense included the write-off of approximately $0.7 million and $0.1 million of deferred financing costs for the three months ended March 2018 and 2017. The amount written off in the three months ended March 31, 2018 represents the deferred financing costs related to the debt that was outstanding at December 31, 2017 and paid fully in January, 2018; the amount written off in the three months ended March 31, 2017 represents the portion of the deferred financing costs related to the reduction in the amount available in the revolving credit facilities.

Deferred financing costs of $1.6 million and $0.7 million at March 31, 2018 and December 31, 2017, respectively, are reported as a reduction of long-term debt (Note 5).

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) No. 2014-09, Revenue from Contracts with Customers, which supersedes the current revenue recognition guidance. The ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and asset recognized from costs incurred to obtain or fulfill a contract. Although the new guidance was generally effective for fiscal years beginning after December 31, 2017, the Company plans to adopt for the fiscal years beginning after December 31, 2018, as an emerging growth company, using one of two retrospective application methods. The Company is currently evaluating the impacts of adoption of this guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payment. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As an emerging growth company, the Company plans to adopt for fiscal years beginning after December 31, 2018. The Company is evaluating the financial statement implications of adopting ASU 2016-15.

3. Acquisitions and combinations

Beckman combination

On February 28, 2017, pursuant to the terms and conditions of a combination agreement dated February 3, 2017, the Company merged with Beckman and substantially all of the issued and outstanding shares of Beckman common stock were converted into shares of common stock of Nine Energy Service, Inc. at a ratio of 0.567154 Nine shares per Beckman share, other than 1.6% of Beckman shares paid in cash. Prior to the Combination, SCF-VII, L.P. had controlled a majority of the voting interests of Nine and Beckman since February 28, 2011 and July 31, 2012, respectively. The merger of the entities into the Company was accounted for using reorganization accounting (i.e., “as if” pooling of interest) for entities under common control (Note 1).

In conjunction with the Combination, other events occurred, including:

•	The conversion of certain Beckman shares owned by non-accredited shareholders of Beckman at the time of the Combination into cash at a price of $17.69 per Beckman share;
•	Payment of cash for a certain number of Beckman shares that converted into fractional Nine shares at a price of $31.18 per Nine share;

•	The conversion of Beckman options to purchase Beckman common stock into options to purchase Nine shares;
•	The conversion of Beckman restricted shares into Nine restricted shares;
•	The conversion of Beckman warrants to purchase Beckman common stock in warrants to purchase Nine shares;
•	The issuance of options to purchase Nine common stock;
•

The issuance, on a pro-rata basis, to the Company’s shareholders, of Nine common stock based on a subscription amount equal to the number of common shares issued at a price of $31.18. The subscription was offered to all shareholders on record at the time of the Combination. Any unsubscribed shares were reallocated among the other shareholders; and

•	The issuance to the Company’s shareholders of Nine warrants equal to one half of the amount of shares issued related to the subscription described above.

4. Goodwill and intangible assets

The changes in the net carrying amount of the components of goodwill for the year ended December 31, 2017 and the three months ended March 31, 2018 are as follows:

	Goodwill
	Gross value	Accumulated impairment loss	Net
	(in thousands of dollars)
Balance as of December 31, 2016	$173,033	$(47,747)	$125,286
Impairment	—	(31,530)	(31,530)
Balance as of December 31, 2017	$173,033	$(79,277)	$93,756
Impairment	—	—	—
Balance as of March 31, 2018	$173,033	$(79,277)	$93,756

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

During the three months ended March 31, 2018, there were no indications that impairment of goodwill had occurred.  Goodwill by segment was unchanged from December 31, 2017.

The changes in the net carrying value of the components of intangible assets for the year ended December 31, 2017 and the three months ended March 31, 2018 are as follows:

	Intangible assets
	Gross value	Accumulated amortization	Net
	(in thousands of dollars)
Balance as of December 31, 2016	$105,464	$(29,320)	$76,144
Amortization expense	—	(8,799)	(8,799)
Impairment	(12,000)	8,200	(3,800)
Balance as of December 31, 2017	$93,464	$(29,919)	$63,545
Amortization expense	—	(1,900)	(1,900)
Impairment	—	—	—
Balance as of March 31, 2018	$93,464	$(31,819)	$61,645

Amortization expense of $1.9 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively, is related to cost of revenues, but reported separately.

5. Long-term debt

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands of dollars)

Term Loan	$115,274	$—
Nine US revolving credit facility	—	75,000
Nine US term loan	—	35,175
Nine Canada revolving credit facility	—	9,760
Beckman term loan	—	110,800
Beckman revolving credit facility	—	11,500
Total debt before deferred financing costs	$115,274	$242,235
Deferred financing costs	(1,564)	(726)
Total	$113,710	$241,509
Less Current portion	(2,774)	(241,509)
Long-term debt	$110,936	$—

As explained in Note 2, the Company completed its IPO in January 2018.  On September 15, 2017, in anticipation of the IPO, the Company completed negotiations of terms for a new Credit Facility (the “New Facility”) that became effective upon the consummation of the IPO.  All balances owed under the Legacy Nine and Legacy Beckman entities’ Credit Facilities (“the Legacy Facilities” – described below) were paid in full immediately following funding of the IPO, and such Legacy Facilities are no longer in effect. The New Facility aggregates the Company’s collateral and security and recognizes the Company as a single combined entity. The New Facility consists of a Term Loan Facility of $125 million, amortizable at a quarterly rate of 2.5%, and a $50 million Revolving Credit Facility. The New Facility matures in July 2020. At March 31, 2018, the revolving credit facility had an undrawn borrowing capacity of $49.4 million, which is net of a $0.6 million outstanding letter of credit.

All of the obligations under the New Facility are secured by first priority perfected security interests (subject to permitted liens) in substantially all of the personal property of Nine and its domestic restricted subsidiaries, excluding certain assets. Nine Canada is not a borrower or guarantor under the Credit Agreement.

Loans to Nine and its domestic restricted subsidiaries under the New Facility may be base rate loans or LIBOR loans. The applicable margin for base rate and prime rate loans will vary from 1.50% to 2.75%, and the applicable margin for LIBOR loans will vary from 2.50% to 3.75%, in each case depending on Nine’s leverage ratio. Interest rates averaged 5.5% during the three months ended March 31, 2018. Nine is permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. Such commitment fee is payable quarterly in arrears.

The New Facility’s credit agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. The credit agreement does not contain any financial covenants, other than a total leverage ratio, an asset coverage ratio and a fixed charge coverage ratio, each of which will be tested on a quarterly basis.

The Company was in compliance with all debt covenants under the New Facility as of March 31, 2018.

The fair value (level 2) of debt approximates book value, as its interest rates are variable and based on market rates.

Legacy credit facilities - Nine

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

On May 13, 2016, the Company entered into an amendment to the credit facility (“Amended Legacy Nine Credit Facility”) described above. The Amended Legacy Nine Credit Facility reduced the borrowing capacity of the Revolving Credit Facility to $75 million in the US and $13 million in Canada, with a new maturity date of January 1, 2018 and increased interest rates and standby fees. The amendment waived all previous covenants through 2016, established minimum 12-month EBITDA targets for the quarter ended June 30, 2016 through the quarter ended June 30, 2017 and limited the amount of capital expenditures in 2016 and 2017. The amendment established a debt to EBITDA ratio of 4.5 starting subsequent to June 30, 2017, and EBITDA to fixed charge ratios of 1.00 for the quarters ended March 31 and June 30, 2017 and a ratio of 1.25 for the quarter ended September 30, 2017 and thereafter. (Fixed charges include interest, term loan payments, capital expenditures and income tax payments.) The amendment also required that all future income tax refunds resulting from net operating losses be used to prepay term loan advances in reverse order of maturity.

On August 2, 2017, the Company amended the Legacy Nine Credit Facility (“Amended Legacy Nine Credit Facility”) and secured approval of the amendment by Legacy Nine’s existing lenders. Under the Amended Legacy Nine Credit Facility, the current maturity date of January 1, 2018 was extended to May 31, 2018 and certain covenants, such as fixed charge coverage ratio, total leverage ratio and minimum EBITDA were modified to coincide with the extended maturity date.

The Company was in compliance with all covenants as of December 31, 2017.  The Company used a portion of the net proceeds from the IPO and term loan borrowings under the New Facility to fully repay and terminate the Amended Existing Nine Credit Facility in January 2018.

Legacy credit facilities - Beckman

On May 2, 2014, the Company entered into a senior secured credit agreement with several major financial institutions (“2014 Credit Facility”). The senior secured credit financing consisted of a revolving credit facility in an aggregate amount of $170 million with an accordion feature of up to $50 million in the aggregate. The 2014 Credit Facility was secured by first priority perfected security interest in all equity interests of domestic subsidiaries, 65% of the voting equity of directly owned foreign subsidiaries, and substantially all of the tangible and intangible assets of the Company. Interest only was due monthly and calculated at 2.50% above the London Interbank Offered Rate (LIBOR) or 1.50% above the Alternate Base Rate. The credit agreement was to mature on May 2, 2019.

The credit agreement contained certain financial covenants which, among other things, limited Beckman’s spending for capital expenditures and required that certain financial ratios be maintained. During 2014, the credit agreement was amended three times, primarily to increase the aggregate amount of the credit facility.

On January 12, 2016, Beckman entered into Amendment No. 4 to the 2014 Credit Facility.  The amendment reduced the total aggregate commitments of the lenders from $235 million to $145 million, limited borrowing availability subject to a new borrowing basic mechanic, and amended certain covenant compliance and reporting requirements of the Company.  Effective with the amendment date, $12.5 million of the outstanding revolver was converted to a term advance.  Repayment of $1.5 million was required in 2016, $3.1 million was required in 2017 and the remainder was due on June 30, 2018.

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

On February 10, 2017, Beckman entered into Amendment No. 5 to the 2014 Credit Facility. The amendment reduced the total aggregate commitments of the lenders from $145 million to $127.3 million, limited borrowing availability subject to a new borrowing basic mechanic, and amended certain covenant compliance and reporting requirements. As a requirement of this amendment, immediately prior to the amendment date, Beckman received $15.0 million of equity proceeds from certain of its shareholders. Effective with the amendment date, these proceeds were used to prepay the outstanding revolver $10.0 million and the term advance $5 million, of which $3.9 million was applied as prepayment of the scheduled amortization payments that were due March 31, 2017 through March 31, 2018 and $106.3 million of the outstanding revolver was converted to a second term advance. The amendment provided for a $15 million revolver of which $2.5 million was drawn on the date of the amendment. Required repayments of the original term advance were $1.5 million in 2017, $0.8 million by March 31, 2018 and the remainder on June 30, 2018.

The amended credit agreement contained certain financial covenants which, among other things, limited spending on capital expenditures and required that certain financial ratios be maintained. Certain of the requirements were:

•	Beckman was required to provide a monthly borrowing base certificate which calculated the available borrowing base and reports compliance commencing February 2017;

•	Beckman was required to provide a cash availability report each month commencing in February 2017 whereby cash on hand on the last business day of the month could not exceed $6.0 million;
•	The leverage ratio was waived through the quarter ending September 30, 2017 and could not be more than 3.50 to 1.00 commencing with the quarter ending December 31, 2017;
•	The interest coverage ratio remained waived;
•

The fixed charge coverage as of the last day of each quarter, commencing with the quarter ending March 31, 2016, to be a) less than 1.15 to 1.00 for each fiscal quarter ending on or prior to June 30, 2017 and b) 1.25 to 1.00 for each fiscal quarter ending after June 30, 2017; and

•

Capital expenditures in the fiscal year ended December 31, 2017 could not exceed $20.0 million, and in each year ending after December 31, 2017 could not exceed 75% of EBITDA for the immediately preceding year.

As of December 31, 2017, $6.0 million was outstanding under the original term advance, $104.8 million was outstanding under the second term advance, $11.5 million was outstanding under the revolver and $0.7 million was outstanding under a letter of credit. As of December 31, 2017, the Company had $2.9 million available under the revolver.

Beckman and its restricted subsidiaries were in compliance with such covenants and ratios as of December 31, 2017.  The Company used a portion of the net proceeds from the IPO and term loan borrowings under the New Facility to fully repay and terminate the 2014 Credit Facility in January 2018.

6. Related Party Transactions

During 2014, in conjunction with an exercise of warrants to provide a capital infusion, the Company issued promissory notes totaling $2.5 million to both a former executive officer of the Company and a current manager of the Company.  The principal is due on June 30, 2019 (the “Maturity Date”).  Interest of 4% per annum is due and payable on the Maturity Date.  At each of March 31, 2018 and December 31, 2017, the outstanding balance of the notes, including principal and unpaid interest, totaled $2.9 million.  Unpaid interest at each of March 31, 2018 and December 31, 2017 totaled $0.4 million.

As part of the acquisition of Crest in 2014, the Company issued promissory notes totaling $9.4 million to former owners of Crest, including Mr. Crombie, who is an executive officer of the Company.  The principal is due on June 30, 2019.  The interest rate is based on the prime rate, the federal funds rate or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement, and is due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full.  At each of March 31, 2018 and December 31, 2017, the outstanding principal balance of the remaining promissory notes held by other former owners of Crest totaled $7.6 million.  Unpaid interest, included in “Prepaid expenses and other” in the Condensed Consolidated Balance Sheets, totaled $0.1 million and $8,000 at March 31, 2018 and December 31, 2017, respectively.

The Company leases office space, yard facilities and equipment, and purchases building maintenance services from entities owned by Mr. Crombie. Total lease expense and building maintenance expense was $0.2 million for each of the three months ended March 31, 2018 and 2017. There were payables to these entities of $13,000 at each of March 31, 2018 and December 31, 2017.

The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.2 million and $0.1 million for services provided to this entity during the three months ended March 31, 2018 and 2017, respectively. There was an outstanding receivable due from such entity of $0.1 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

The Company provides services in the ordinary course of business to EOG Resources, Inc. Gary L. Thomas, a director of the Company, acts as the President of EOG Resources, Inc. The Company generated revenue from EOG Resources, Inc. of $7.8 million and $7.5 million for the three months ended March 31, 2018 and 2017, respectively.

7. Commitments and contingencies

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

We have been named in the following proceeding:

Christina Sparks, et al v. Pioneer Natural Resources, et al., Filed in the District Court, 142nd Judicial District, Midland County, Texas. On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources, resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleges, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa.  On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims.  The plaintiffs and intervenors are seeking money damages, including punitive damages.

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

Self-insurance

The Company uses a combination of third party insurance and self-insurance for health insurance clams. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.2 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively, and is included under the caption “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

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

The revaluation gains and losses are included in “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The following is a reconciliation of the beginning and ending amounts of contingent consideration obligation (level 3) related to the Scorpion acquisition for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
	(in thousands of dollars)
Balance at beginning of year	$1,730	$3,187
Common stock issuance	—	(547)
Payment	—	(1,325)
Revaluation	1,063	415
Balance at end of the period	$2,793	$1,730

Contingent liabilities related to the Scorpion acquisition include $2.8 million and $1.7 million reported in “Accrued expenses” at March 31, 2018 and December 2017, respectively.  The liabilities related to Scorpion are expected to be paid by December 31, 2018.

8. Stockholders’ equity

Common stock issued

In January 2018, the Company completed its IPO of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share pursuant to our registration statement on Form S‑1 (File 333‑217601), as amended and declared effective by the SEC on January 18, 2018 (the “Registration Statement”).

The aggregate gross proceeds of the Company’s IPO were $185.2 million.  After subtracting underwriting discounts and commissions of $12.5 million and offering expenses of approximately $4.4 million, the Company received net proceeds of approximately $168.3 million.  The Company used a portion of these net proceeds, together with $125.0 million of term loan borrowings under the New Facility, to fully repay the outstanding indebtedness under its former credit facilities.  Further, the Company’s credit agreement required that it use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds are being used for general corporate purposes. No payments, fees or expenses have been paid, directly or indirectly, to any of the Company’s officers, directors or its associates, holders of 10% or more of any class of its equity securities or other affiliates.

9. Taxes

The Company’s effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income and nondeductible items, and changes in valuation allowances.

The Company’s effective tax rate for the three months ended March 31, 2018 was 5%, compared with (12)% for the three months ended March 31, 2017.  The change in effective income tax rate for the three months ended March 31, 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liability in states where income is expected to exceed available net operating losses.

The Company recognized the income tax effects of Tax Reform in its audited financial statements included in the Company’s 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period during which Tax Reform was signed into law.  The guidance also provides for a measurement period of up to one year from the enactment date of Tax Reform for the Company to complete its accounting for the U.S. tax law changes.  As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the Tax Reform.  No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of Tax Reform.  The estimate of the impact of Tax Reform was based on certain assumptions and the Company’s current interpretation of Tax Reform. This estimate may change as the Company receives additional clarification and implementation guidance and as additional interpretations of Tax Reform become available.

10. Earnings per share

The diluted earnings per share calculation in the following table excludes all stock options and unvested restricted stock for the three months ended March 31, 2017 because there was a net loss and their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars except for share and per share data)
Net income (loss) attributable to common stockholders	$1,675	$(20,714)
Average shares outstanding - basic	21,902,519	13,789,957
Average shares outstanding - diluted	22,069,353	13,789,957
Net income (loss) per share - basic	$0.08	$(1.50)
Net income (loss) per share - diluted	$0.08	$(1.50)

11. Segment information

The Company has two reportable segments, Completion Solutions and Production Solutions.

The Completion Solutions segment consists primarily of cementing, completion tools, wireline and coiled tubing services, while the Production Solutions consists of rig-based well maintenance and workover services.

The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. The Company evaluates the performance of its reportable segments based on adjusted gross profit. This segmentation is representative of the manner in which our Chief Operating Decision Maker and our Board of Directors view the business. We consider the Chief Operating Decision Maker to be the Chief Executive Officer.

Summary financial data by segment follows. The amounts labeled “Corporate” relate to assets not allocated to the reportable segments.

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
Revenues
Completion Solutions	$154,644	$87,279
Production Solutions	19,163	18,074
	$173,807	$105,353
Adjusted gross profit (1)
Completion Solutions	$33,218	$11,047
Production Solutions	2,362	2,918
	$35,580	$13,965
General and administrative expenses	15,428	12,769
Depreciation	13,109	13,561
Amortization of intangibles	1,900	2,201
Loss on equity method investment	75	—
Loss on sale of assets	370	224
Income (loss) from operations	$4,698	$(14,790)

Capital expenditures
Completion Solutions	$5,283	$8,291
Production Solutions	692	1,714
Corporate	493	—
	$6,468	$10,005

	March 31, 2018	December 31, 2017
Assets
Completion Solutions	$442,433	$428,702
Production Solutions	117,240	119,607
Corporate	78,063	30,550
	$637,736	$578,859

(1)	Excludes depreciation and amortization, shown separately below.

Revenues by country were as follows:

	Three Months Ended March 31,
	2018		2017
	(in thousands of dollars)
Revenues
United States	$166,705	95.9%	$101,158	96.0%
Canada	7,102	4.1%	4,195	4.0%
	$173,807	100.0%	$105,353	100.0%

Long-lived assets by country were as follows:

	March 31, 2018	December 31, 2017
	(in thousands of dollars)
Long-lived assets:
United States	$415,138	$426,858
Canada	5,011	4,764
	$420,149	$431,622

12. Supplemental disclosures of cash flow information

	Three Months Ended March 31,
	2018	2017
	(in thousands of dollars)
Supplemental disclosures
Cash paid for interest	$2,105	$3,456
Cash refunds for income taxes, net	—	—
Noncash investing and financing activities
Increase in accounts payable and accrued liabilities for additions to property and equipment	$2,264	$577
Issuance of common stock warrants	—	1,838
Issuance of common stock in acquisitions	—	547
Unpaid costs related to public offering	175	890

13. Subsequent Events

The Company has evaluated events occurring after the balance sheet date through the date these financial statements were available to be issued, for potential recognition or disclosure.  Based on that evaluation, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, together with the audited consolidated financial statements and notes thereto and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” in Part I, Financial Statements of this Quarterly Report and “Risk Factors” in Part I, Item 1A of the 2017 Annual Report.

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

On February 28, 2017, we completed the Combination, pursuant to which all of the issued and outstanding shares of Beckman common stock were converted into shares of our common stock, other than 1.6% of Beckman shares paid in cash. Prior to the Combination, Beckman, a growth-oriented oilfield services company that provides a wide range of well service and coiled tubing services, was also an SCF Partners portfolio company. As a result, the Combination was accounted for using the reorganization accounting method for entities under common control. Under this method of accounting, the financial statements and the discussions herein include the operating results of Nine and Beckman. In this Quarterly Report, unless the context otherwise requires, the terms “Nine,” “we,” “us,” “our” and the “Company” refer to (i) Nine Energy Service, Inc. and its subsidiaries together with Beckman prior to the Combination and (ii) Nine Energy Service, Inc. and its subsidiaries after the Combination. For more information on the Combination, see Note 3—“Acquisitions and Combinations” in our audited financial statements.

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

•

Adjusted gross profit (excluding depreciation and amortization) and adjusted gross profit margin:  Adjusted gross profit (excluding depreciation and amortization) is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment adjusted gross profit (excluding depreciation and amortization) as segment revenues less segment direct and indirect costs of revenues (excluding depreciation and amortization). Costs of revenues include direct and indirect labor costs, costs of materials, maintenance of equipment, fuel and transportation freight costs, contract services, crew cost and other miscellaneous expenses. Adjusted gross profit margin is calculated by dividing adjusted gross profit (excluding depreciation and amortization) by revenue. Our management continually evaluates our adjusted gross margin percentage and our adjusted gross margin percentage by segment to determine how each segment is performing. This metric aids management in capital resource allocation and pricing decisions. See “Non-GAAP Financial Measures” below.

•

Adjusted EBITDA:  Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) before interest expense, taxes and depreciation and amortization, further adjusted for (i) impairment of goodwill and other intangible assets, (ii) transaction expenses related to acquisitions or the Combination (iii) loss from discontinued operations, (iv) loss or gains from the revaluation of contingent liabilities, (v) non-cash stock-based compensation expense, (vi) loss or gains on sale of assets, (vii) inventory write-down, and (viii) adjustment for expenses or charges, to exclude certain items which we believe are not reflective of ongoing performance of our business, such as costs related to our IPO, legal expenses and settlement costs related to litigation outside the ordinary course of business, and restructuring costs. Our management believes Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. See “Non-GAAP Financial Measures” below.

•

Return on invested capital (“ROIC”):  ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit, divided by average total capital. We define after-tax net operating profit as income (loss) from continuing operations (net of tax) plus interest expense, less taxes on interest. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. Management believes ROIC is a meaningful measure because it quantifies how well we generate operating income relative to the capital we have invested in our business and illustrates the profitability of a business or project taking into account the capital invested. Management uses ROIC to assist them in capital resource allocation decisions and in evaluating business performance. Although ROIC is commonly used as a measure of capital efficiency, definitions of ROIC differ, and our computation of ROIC may not be comparable to other similarly titled measures of other companies.  See “Non-GAAP Financial Measures” below.

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

Factors Affecting the Comparability of our Future Results of Operations to our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily because the Company is now a publicly traded company.   We expect to incur direct, incremental G&A expenses as a result of being a publicly traded company, including, but not limited to, costs associated with hiring new personnel, annual and quarterly reports to stockholders, quarterly tax provision preparation, independent auditor fees, expenses relating to compliance with the rules and regulations of the SEC, listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental G&A expenses are not included in our historical results of operations.

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

Results of Operations

Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues
Completion Solutions	$154,644	$87,279
Production Solutions	19,163	18,074
	173,807	105,353
Cost of revenues (1)
Completion Solutions	121,426	76,232
Production Solutions	16,801	15,156
	138,227	91,388
Adjusted gross profit (excluding depreciation and amortization)
Completion Solutions	33,218	11,047
Production Solutions	2,362	2,918
	35,580	13,965
General and administrative expenses	15,428	12,769
Depreciation	13,109	13,561
Amortization of intangibles	1,900	2,201
Loss on equity method investment	75	—
Loss on sale of property and equipment	370	224
Loss from operations	4,698	(14,790)
Interest expense	2,930	3,758
Income (loss) from operations before income taxes	1,768	(18,548)
Income tax expense	93	2,166
Net income (loss)	$1,675	$(20,714)

(1)	Excludes depreciation and amortization, shown separately below.

Revenue

Total revenue is comprised of revenue from Completion Solutions and Production Solutions. Revenue for the three months ended March 31, 2018 increased by $68.5 million, or 65.0%, to $173.8 million, from $105.3 million for the three months ended March 31, 2017. Both segments’ businesses depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America, which in turn are strongly influenced by current and expected oil and natural gas prices, which showed improvement during 2017 and in the three months ended March 31, 2018.  During 2017, the closing price of oil reached a high of $60.46 per barrel and the closing price of natural gas reached a high of $3.71 per MMBtu. During the three months ended March 31, 2018, the closing price per barrel of oil reached $66.14, and the closing price of natural gas reached a high of $3.20 per MMBtu.  The increase in revenue by reportable segment is discussed below.

Completion Solutions:  Completion Solutions segment revenue increased by $67.4 million, or 77%, to $154.6 million for the three months ended March 31, 2018 from $87.2 million for the three months ended March 31, 2017 due to a significant increase in completions activity and increased pricing in response to the improvement of industry conditions. The increase in demand and price for our services resulted from our customers increasing their North American capital expenditures and drilling and completing more new wells in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Wireline revenue increased 115% from the three months ended March 31, 2018 to the three months ended March 31, 2017; total wireline stages completed increased 77% due to the increase in overall market activity.  Completion tools revenue increased 56%, reflecting a 105% increase in stages; completion tools revenue per stage fell 24% due to transition from a higher volume of plugs sold versus sleeves, reflective of the market change. Cementing revenue increased by 55% on a 5% increase in job count and improved pricing. Coiled Tubing Services revenue increased 77%, with total jobs increasing 31%.

Production Solutions:  Production Solutions segment revenue increased by $1.1 million, or 6%, to $19.2 million for the three months ended March 31, 2018 from $18.1 million for the three months ended March 31, 2017. Rig activity, measured in hours worked, decreased 4%, but was offset by an increase in non-rig work, third party costs charged to customers and improved pricing.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2018 increased by $46.8 million, or 51%, compared to the three months ended March 31, 2017. The increase was a result of an increase in revenue-generating activity related to improvement in the oil and gas market. Materials installed in wells and consumed while performing services increased by $21.2 million.  Compensation and benefits increased by $17.5 million and other costs, mostly related to improved levels of activity, increased by $8.1 million.

Completion Solutions:  Completion Solutions segment cost of services for the three months ended March 31, 2018 increased by $45.2 million, or 59%, when compared to the three months ended March 31, 2017. The increase was driven primarily by the increased level of activity. Costs related to materials installed in wells and consumed while performing services increased by $20.9 million, and other activity-driven costs increased by $6.6 million. Additionally, compensation and benefits were $17.1 million higher, as headcount was increased in response to the increase in revenue and forecasted activity increases.

Production Solutions:  Production Solutions segment cost of services for the three months ended March 31, 2018 increased by $1.6 million, or 11%, when compared to the three months ended March 31, 2017. Compensation and benefits increased by $0.4 million, due in part to reinstatement of previous salary reductions.  Other costs increased by $1.2 million, due to increased equipment maintenance, materials consumed while performing services and an increase in third party costs rebilled to customers.

Adjusted Gross Profit (Excluding Depreciation and Amortization)

Completion Solutions:  Adjusted gross profit (excluding depreciation and amortization) increased $22.2 million, to $33.2 million, for the three months ended March 31, 2018 compared to adjusted gross profit (excluding depreciation and amortization) of $11.0 million for the three months ended March 31, 2017 as a result of the factors described above under “Revenue” and “Cost of Revenues.”

Production Solutions:  Adjusted gross profit (excluding depreciation and amortization) decreased $0.5 million, to $2.4 million, for the three months ended March 31, 2018 compared to $2.9 million for the three months ended March 31, 2017 as a result of the factors described above under “Revenue” and “Cost of Revenues.”

General and Administrative Expenses

General and administrative expenses increased by $2.7 million, to $15.4 million, for the three months ended March 31, 2018 from $12.8 million for the three months ended March 31, 2017. The increase was primarily higher due to employee and other costs related to the level of business activity and expenses related to our IPO and being a public company.  Additionally, there was a $1.0 million increase for revaluation of the contingent liability related to the purchase of Scorpion.  General and administrative expenses as a percentage of revenue were 9% for the three months ended March 31, 2018, compared with 12% for the three months ended March 31, 2017.

Depreciation

Depreciation expense for the three months ended March 31, 2018 decreased by $0.5 million, to $13.1 million, from $13.6 million for the three months ended March 31, 2017. The decrease resulted primarily from the disposal of equipment.

Amortization of Intangibles

Amortization of intangibles decreased by $0.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The decrease resulted from the write-off of intangibles in one of the Completions Solutions operating units during 2017.

Interest Expense

Interest expense was $2.9 million for the three months ended March 31, 2018, a decrease of $0.8 million from the three months ended March 31, 2017.  The decline was a result of the reduction in debt following the IPO in January 2018 and funding of the New Facility.  The effect of the reduced debt was partly offset by a $0.4 million increase in the amortization and write-off of deferred financing costs.

Taxes

The Company’s effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income and nondeductible items, and changes in valuation allowances.

The Company’s effective tax rate for the three months ended March 31, 2018 was 5%, compared with (12)% for the three months ended March 31, 2017.  The change in effective income tax rate for the three months ended March 31, 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liability in states where income is expected to exceed available net operating losses.

Adjusted EBITDA

Adjusted EBITDA was $24.1 million for the three months ended March 31, 2018 as compared with $6.1 million for the three months ended March 31, 2017, an increase of 299%. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above.  See “Non-GAAP Financial Measures” below for further explanation.

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

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
EBITDA reconciliation:
Net income (loss)	$1,675	$(20,714)
Interest expense	2,930	3,758
Depreciation	13,109	13,561
Amortization	1,900	2,201
Income tax expense	93	2,166
EBITDA	$19,707	$972

Adjusted EBITDA reconciliation:
EBITDA	$19,707	$972
Transaction expenses	377	2,995
Loss or gains from the revaluation of contingent liabilities (1)	1,063	87
Loss on equity method investment	75	—
Non-cash stock-based compensation expense	2,240	1,536
Loss on sale of assets	370	224
Legal fees and settlements (2)	305	240
Adjusted EBITDA	$24,137	$6,054

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

Return on invested capital

ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit, divided by average total capital. We define after-tax net operating profit as income (loss) from continuing operations (net of tax) plus interest expense, less taxes on interest. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis.

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

The following table provides an explanation of our calculation of ROIC:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Income (loss) from continuing operations, net of tax	$1,675	$(20,714)
Add back:
Interest Expense	2,930	3,758
Taxes on interest	(615)	(1,315)
After-tax net operating profit (loss)	$3,990	$(18,271)
Total capital as of prior year-end:
Total stockholders' equity	$287,358	$288,186
Total debt	242,235	245,888
Less cash and cash equivalents	(17,513)	(4,074)
Total capital	$512,080	$530,000
Total capital as of period-end:
Total stockholders' equity	$459,440	$308,409
Total debt	115,274	251,473
Less cash and cash equivalents	(72,900)	(27,039)
Total capital	$501,814	$532,843
Average total capital	$506,947	$531,422
ROIC	3%	-14%

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

The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss).

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Calculation of gross profit (loss)
Revenues	$173,807	$105,353
Cost of revenue (exclusive of depreciation and amortization)	138,227	91,388
Depreciation (related to cost of revenues)	12,892	13,334
Amortization	1,900	2,201
Gross profit (loss)	$20,788	$(1,570)
Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit (loss)	$20,788	$(1,570)
Depreciation (related to cost of revenues)	12,892	13,334
Amortization	1,900	2,201
Adjusted gross profit (excluding depreciation and amortization)	$35,580	$13,965

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

At March 31, 2018, we had $72.9 million of cash and cash equivalents and $49.6 million of availability under our current credit facility, which resulted in a total liquidity position of $122.5 million.

On January 23, 2018, we completed our IPO of 7,000,000 shares of common stock at a price to the public of $23.00 per share. After subtracting underwriting discounts and commissions of $10.9 million and the estimated offering expenses, we received net proceeds of approximately $150.1 million. On January 24, 2018, we sold an additional 1,050,000 shares of common stock at the IPO price of $23.00 per share pursuant to the underwriters’ over-allotment option. After subtracting underwriting discounts and commissions of approximately $1.6 million and the estimated offering expenses, we received net proceeds of approximately $22.5 million. The combined net proceeds of the IPO, less offering expenses of $4.4 million, totaled $168.3 million.  We used a portion of these net proceeds, together with $125.0 million of term loan borrowings under our New Facility (which was funded upon the closing of the IPO), to fully repay the outstanding indebtedness under our former credit facilities.  Further, our credit agreement required that we use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds are being used for general corporate purposes.

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

Our cash flows for the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$17,307	$(10,138)
Net cash used in investing activities	(5,372)	(10,749)
Net cash provided by financing activities	43,648	43,859
Impact of foreign exchange rate on cash	(196)	(7)
Net change in cash and cash equivalents	$55,387	$22,965

Net cash flows provided by (used in) Operating Activities

Net cash provided by operating activities was $17.3 million for the three months ended March 31, 2018 compared to $10.1 million used in operating activities for the three months ended March 31, 2017. The $27.4 million increase in cash provided by operating activities was due to the general improvement in profitability and a decrease in the growth of working capital.

Net cash flows used in Investing Activities

Net cash used in investing activities was $5.4 million for the three months ended March 31, 2018, a decrease of $5.4 million from the three months ended March 31, 2017. The decrease was mainly attributable to a $3.5 million decrease in purchases of property and equipment and an increase in proceeds from sales of assets.  Additionally, the three months ended March 31, 2017 included a $1.0 million investment in a company that is developing technology expected to enhance our service offerings.

Net cash flows provided by Financing Activities

Net cash provided by financing activities totaled $43.6 million for the three months ended March 31, 2018 compared with $43.9 million provided by financing activities for the three months ended March 31, 2017, an increase of $0.2 million.  In the three months ended March 31, 2018, net proceeds from the IPO and other share issuances totaled $171.9 million, and borrowings under the Company’s New Facility totaled $125.0 million.  These proceeds were $229.1 million higher than the net proceeds from share issuances and borrowings in the three months ended March 31, 2017.  Additionally, payments on debt of $251.9 million in the three months ended March 31, 2018, including payment of all debt outstanding under the Company’s Legacy Facilities, were $228.1 million greater than payments on debt in the three months ended March 31, 2017.

Our Credit Facility

Concurrently with the consummation of our IPO, our New Facility became effective, consisting of $125 million of term loan commitments and $50 million of revolving credit commitments.  We borrowed $125 million of term loans and had approximately $49.4 million of undrawn revolver capacity under our credit facility. Borrowings under our credit facility may vary significantly from time to time depending on our cash needs at any given time.

Our credit facility is evidenced by a credit agreement dated as of September 14, 2017, with JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions, as amended by the First Amendment to Credit Agreement dated as of November 20, 2017 (as amended, the “Credit Agreement”). The Company was not permitted to borrow under the Credit Agreement, and the covenants of the Credit Agreement were not binding on the Company, until the consummation of our IPO on January 23, 2018. Pursuant to the Credit Agreement, Nine and its domestic restricted subsidiaries borrowed $125 million of term loans and are entitled to borrow up to $50 million (including letters of credit) as revolving credit loans under the revolving commitments. At no time will the maximum principal amount of revolving credit loans, together with the face amount of letters of credit, under the Credit Agreement be permitted to exceed $50 million, absent Nine obtaining additional commitments from existing or new lenders. On January 24, 2018, in connection with the closing of the over-allotment option of the IPO, the Company used a portion of the proceeds from the closing of the over-allotment option to make a mandatory prepayment of the term loan borrowings of $9.7 million. After giving effect to such prepayment, the Company had $115.3 million of outstanding term loans under the credit facility.

All of the obligations under the Credit Agreement are secured by first priority perfected security interests (subject to permitted liens) in substantially all of the personal property of Nine and its domestic restricted subsidiaries (including Beckman and its subsidiaries), excluding certain assets. Nine Canada is not a borrower or guarantor under the Credit Agreement.

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

We were in compliance with all covenants and ratios as of March 31, 2018.

Contractual Obligations

Other than as disclosed in Note 5 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report, our contractual obligations at March 31, 2018 did not change materially from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2017 Annual Report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of March 31, 2018.

Recent Accounting Pronouncements

See Note 2—“Summary of Significant Accounting Policies” to our audited financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, there have been no material changes in market risk from the information provided in our 2017 Annual Report. More detailed information concerning market risk can be found in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As required by Rule 13a-15(b) under the Exchange Act, the Company’s management, with the participation of its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, and due to the material weaknesses in internal control over financial reporting described in Item 9A of the Company’s 2017 Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

We have been named in the following proceeding:

Christina Sparks, et al v. Pioneer Natural Resources, et al., Filed in the District Court, 142nd Judicial District, Midland County, Texas. On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources, resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleges, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims.  The plaintiffs and intervenors are seeking money damages, including punitive damages.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our 2017 Annual Report. For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, Item 1A “Risk Factors” in our 2017 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

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

10.1*	Form of Nine Energy Service, Inc. Restricted Stock Agreement for Executives.

10.2*	Form of Nine Energy Service, Inc. Nonstatutory Stock Option Agreement for Executives.

10.3*	Form of Nine Energy Service, Inc. Restricted Stock Agreement for Non-Employee Directors.

10.4*	Form of Nine Energy Service, Inc. Nonstatutory Stock Option Agreement for Non-Employee Directors.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES

Nine Energy Service, Inc.

Date:	May 14, 2018	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Clinton Roeder
Clinton Roeder
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)