Form 10-Q
period 2018-06-30
Nine Energy Service, Inc.
filed 2018-08-13
CIK 1532286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 3, 2018, was 25,063,421.

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

We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report), Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: the level of capital spending and well completions by the onshore oil and natural gas industry in North America; oil and natural gas commodity prices; general economic conditions; our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel and other skilled and qualified workers; our ability to implement price increases or maintain existing prices on our services; conditions inherent in the oilfield services industry, such as equipment defects, liabilities arising from accidents or damage involving our fleet of trucks or other equipment, explosions and uncontrollable flows of gas or well fluids, and loss of well control; our ability to implement new technologies and services; seasonal and adverse weather conditions; and changes in laws or regulations regarding issues of health, safety and protection of the environment, including those relating to hydraulic fracturing, greenhouse gases and climate change.

These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$70,860	$17,513
Accounts receivable, net	140,968	99,565
Income taxes receivable	109	-
Inventories	23,091	22,230
Prepaid expenses and other	7,431	7,929
Notes receivable from shareholders (Note 6)	10,526	-
Total current assets	252,985	147,237
Property and equipment, net	248,803	259,039
Goodwill	93,756	93,756
Intangible assets, net	59,749	63,545
Other long-term assets	1,093	4,806
Notes receivable from shareholders (Note 6)	-	10,476
Total assets	$656,386	$578,859
Liabilities and Stockholders’ Equity
Current liabilities
Long-term debt, current portion	$5,899	$241,509
Accounts payable	39,002	29,643
Accrued expenses	25,871	14,687
Income taxes payable	-	581
Total current liabilities	70,772	286,420
Long-term liabilities
Long-term debt	107,980	—
Deferred taxes	5,392	5,017
Other long-term liabilities	62	64
Total liabilities	184,206	291,501
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 25,030,863 and 15,810,540 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	250	158
Additional paid-in capital	559,645	384,965
Accumulated other comprehensive income (loss)	(4,328)	(3,684)
Retained earnings (accumulated deficit)	(83,387)	(94,081)
Total stockholders’ equity	472,180	287,358
Total liabilities and stockholders’ equity	$656,386	$578,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$205,492	$135,860	$379,299	$241,213
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	163,591	111,604	301,818	202,992
General and administrative expenses	16,070	11,989	31,498	24,758
Depreciation	13,212	13,615	26,321	27,176
Amortization of intangibles	1,896	2,200	3,796	4,401
Loss on equity method investment	118	172	193	172
(Gain) loss on sale of property and equipment	(881)	4,421	(511)	4,645
Income (loss) from operations	11,486	(8,141)	16,184	(22,931)
Other expense
Interest expense	1,815	3,929	4,745	7,687
Total other expense	1,815	3,929	4,745	7,687
Income (loss) before income taxes	9,671	(12,070)	11,439	(30,618)
Income tax expense	652	35	745	2,201
Net income (loss)	9,019	(12,105)	10,694	(32,819)
Net income (loss) per share
Basic	$0.38	$(0.83)	$0.47	$(2.31)
Diluted	$0.37	$(0.83)	$0.46	$(2.31)
Weighted average shares outstanding
Basic	23,895,858	14,652,153	22,904,743	14,225,874
Diluted	24,351,000	14,652,153	23,198,077	14,225,874
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(250)	$(80)	$(644)	$(87)
Total other comprehensive loss, net of tax	(250)	(80)	(644)	(87)
Total comprehensive income (loss)	$8,769	$(12,185)	$10,050	$(32,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholders’
	Shares	Amounts	capital	income (loss)	deficit)	equity
	(in thousands of dollars, except shares)
Stockholders’ equity as of December 31, 2017	15,810,540	$158	$384,965	$(3,684)	$(94,081)	$287,358
Issuance of common stock in IPO, net of offering costs	8,050,000	81	168,180	—	—	168,261
Other issuances of common stock	1,170,323	11	289	—	—	300
Stock-based compensation expense	—	—	6,211	—	—	6,211
Other comprehensive income	—	—	—	(644)	—	(644)
Net income	—	—	—	—	10,694	10,694
Stockholders’ equity as of June 30, 2018	25,030,863	$250	$559,645	$(4,328)	$(83,387)	$472,180

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$10,694	$(32,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	26,321	27,176
Amortization of intangibles	3,796	4,401
Amortization of deferred financing costs	1,022	822
Recovery of doubtful accounts	(300)	(10)
Deferred tax expense	375	2,201
Provision for inventory obsolescence	228	1,023
Stock-based and deferred compensation expense	6,211	4,195
(Gain) loss on sale of property and equipment	(511)	4,645
Loss on revaluation of contingent consideration (Note 7)	1,670	144
Loss on equity method investment	193	172
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(41,368)	(35,139)
Inventories	(1,216)	(4,440)
Prepaid expenses and other current assets	186	(707)
Accounts payable and accrued expenses	18,584	7,992
Income taxes receivable/payable	(691)	(331)
Other assets and liabilities	6	(307)
Net cash provided by (used in) operating activities	25,200	(20,982)
Cash flows from investing activities
Proceeds from sales of assets	1,294	493
Proceeds from property and equipment casualty losses	1,743	65
Purchases of property and equipment	(18,065)	(18,644)
Equity method investment	—	(1,000)
Net cash used in investing activities	(15,028)	(19,086)
Cash flows from financing activities
Borrowings on revolving credit facilities	—	51,500
Payments on revolving credit facilities	(96,182)	(35,000)
Proceeds from term loan	125,000	—
Payments on term loans	(155,701)	(6,625)
Payments on notes payable—insurance premium financing	—	(272)
Proceeds from issuance of common stock in IPO, net of offering costs	171,450	—
Proceeds from other issuances of common stock	300	41,299
Distribution to shareholders	—	(2,438)
Deferred financing costs	(1,385)	(280)
Net cash provided by financing activities	43,482	48,184
Net increase in cash and cash equivalents	53,654	8,116
Impact of foreign currency exchange on cash	(307)	(63)
Cash and cash equivalents
Beginning of year	17,513	4,074
End of period	$70,860	$12,127

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

Bad debt expense reflected net recoveries of $30,000 and $39,000 for the three months ended June 30, 2018 and 2017, respectively. Bad debt expense reflected net recoveries of $0.3 million and $10,000 for the six months ended June 30, 2018 and 2017, respectively. The allowance for doubtful accounts was $0.2 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively.

Revenues for the three and six months ended June 30, 2018 included sales to one customer that individually represented 10% or more of total revenue. No customer accounted for 10% or more of total revenue for the three and six months ended June 30, 2017.

Inventories

Inventories, classified as finished goods, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserves for obsolescence were $2.2 million and $2.9 million at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018	December 31, 2017
	(in thousands of dollars)
Raw Materials	$1,063	$939
Finished Goods	22,028	21,291
Total	$23,091	$22,230

Equity

In January 2018, there was an 8.0256 for 1 stock split immediately preceding the Company’s initial public offering (the “IPO”).  All shares and per share data reflect the effect of the stock split.

In January 2018, we completed our IPO of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share.

The aggregate gross proceeds of our IPO were $185.2 million.  After subtracting underwriting discounts and commissions of $12.5 million and offering expenses of approximately $4.4 million (paid in 2017 and 2018), we received net proceeds of approximately $168.3 million.  We used a portion of these net proceeds, together with $125.0 million of term loan borrowings under our credit facility, to fully repay the outstanding indebtedness under our former credit facilities.  Further, our credit agreement required that we use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds are being used for general corporate purposes. No payments, fees or expenses have been paid, directly or indirectly, to any of our officers, directors or their associates, holders of 10% or more of any class of our equity securities or other affiliates.

Stock-based compensation

The Company maintains the Nine Energy Service, Inc. 2011 Stock Incentive Plan, pursuant to which the Company provides stock-based compensation to certain of its employees. The Company measures employee stock-based compensation awards at fair value on the date they are granted to employees and recognizes compensation cost in its financial statements over the requisite service period. Compensation expense is recorded for restricted stock over the applicable vesting period based on the fair value of the stock on the date of grant. Options are issued with an exercise price equal to the fair value of the stock on the date of grant. Compensation expense is recorded for the fair value of the stock options, and is recognized over the period of the underlying security’s vesting schedule. Consideration paid on the exercise of stock options is credited to share capital and additional paid-in capital.

Fair value of the stock options is measured by use of the Black-Scholes pricing model. Restricted stock is valued at the closing market price the day prior to the grant date.  The following discusses the assumptions used related to the Black-Scholes pricing model.

Expected life

The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the simplified method, which is the weighted average vesting term plus the original contractual term, divided by two.

Expected volatility

Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. Prior to the IPO, the Company’s stock was not publicly traded and the Company determined volatility based on an analysis of the PHLX Oil Service Index that tracks publicly traded oilfield service stocks.  When there is sufficient trading history, the Company will use the historical volatility.

Dividend yield

At the time of the issuance of the options, the Company did not expect to pay cash dividends in the foreseeable future. Therefore, a zero expected dividend yield was used in the valuation model.

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

Subsequent to the IPO, the stock value is the publicly traded share price at the time of grant.

Deferred financing costs

Deferred financing costs are amortized over the life of the related debt using the effective interest method. The Company expensed approximately $0.2 million and $0.4 million of deferred financing costs during the three months ended June 30, 2018 and 2017, respectively. The Company expensed approximately $1.0 million and $0.8 million of deferred financing costs during the six months ended June 30, 2018 and 2017, respectively, which amounts are included in interest expense in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The expense included the write-offs of approximately $0.7 million and $0.1 million of deferred financing costs for the six months ended June 30, 2018 and 2017, respectively. The amount written off in the six months ended June 30, 2018 represents the deferred financing costs related to the debt that was outstanding at December 31, 2017 and paid fully in January 2018; the amount written off in the six months ended June 30, 2017 represents the portion of the deferred financing costs related to the reduction in the amount available in the revolving credit facilities. There were no write-offs of deferred financing costs in the three months ended June 30, 2018 and 2017.

Deferred financing costs of $1.4 million and $0.7 million at June 30, 2018 and December 31, 2017, respectively, are reported as a reduction of long-term debt (Note 5).

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) No. 2014-09, Revenue from Contracts with Customers, which supersedes the current revenue recognition guidance. The ASU is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and asset recognized from costs incurred to obtain or fulfill a contract. Although the new guidance was generally effective for fiscal years beginning after December 31, 2017, the Company plans to adopt for the fiscal years beginning after December 31, 2018, as an emerging growth company, using the modified retrospective approach. The Company is currently reviewing revenue contracts in preparation for adoption of the guidance as of January 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Upon adoption of the new guidance, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Although the new guidance will be generally effective for fiscal years beginning after December 15, 2018, the Company plans to adopt for fiscal years beginning after December 31, 2019, as an emerging growth company. The Company is currently evaluating the impacts of adoption of this guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. Although the new guidance is generally effective for fiscal years beginning after December 15, 2017, the Company plans to adopt for the fiscal years beginning after December 31, 2018, as an emerging growth company. Early adoption is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized before the issuance date or effective date of the amendments. Entities will be required to apply the guidance prospectively when adopted. The Company is evaluating the impact this new pronouncement will have on the consolidated financial statements.

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
•

The issuance, on a pro-rata basis, to the Company’s shareholders, of Nine common stock based on a subscription amount equal to the number of common shares issued at a price of $31.18. The subscription was offered to all shareholders of record at the time of the Combination. Any unsubscribed shares were reallocated among the other shareholders; and

•	The issuance to the Company’s shareholders of Nine warrants equal to one half of the amount of shares issued related to the subscription described above.

4. Goodwill and intangible assets

The changes in the net carrying amount of the components of goodwill for the year ended December 31, 2017 and the six months ended June 30, 2018 are as follows:

	Goodwill
	Gross value	Accumulated impairment loss	Net
	(in thousands of dollars)
Balance as of December 31, 2016	$173,033	$(47,747)	$125,286
Impairment	—	(31,530)	(31,530)
Balance as of December 31, 2017	$173,033	$(79,277)	$93,756
Impairment	—	—	—
Balance as of June 30, 2018	$173,033	$(79,277)	$93,756

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

During the six months ended June 30, 2018, there were no indications that impairment of goodwill had occurred. Goodwill by segment was unchanged from December 31, 2017.

The changes in the net carrying value of the components of intangible assets for the year ended December 31, 2017 and the six months ended June 30, 2018 are as follows:

	Intangible assets
	Gross value	Accumulated amortization	Net
	(in thousands of dollars)
Balance as of December 31, 2016	$105,464	$(29,320)	$76,144
Amortization expense	—	(8,799)	(8,799)
Impairment	(12,000)	8,200	(3,800)
Balance as of December 31, 2017	$93,464	$(29,919)	$63,545
Amortization expense	—	(3,796)	(3,796)
Impairment	—	—	—
Balance as of June 30, 2018	$93,464	$(33,715)	$59,749

Amortization expense of $1.9 million and $3.8 million for the three and six months ended June 30, 2018, and $2.2 million and $4.4 million for the three and six months ended June 30, 2017, respectively, are related to cost of revenues, but reported separately as “Amortization of intangibles” in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

5. Long-term debt

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands of dollars)

Term Loan	$115,274	$—
Nine US revolving credit facility	—	75,000
Nine US term loan	—	35,175
Nine Canada revolving credit facility	—	9,760
Beckman term loan	—	110,800
Beckman revolving credit facility	—	11,500
Total debt before deferred financing costs	$115,274	$242,235
Deferred financing costs	(1,395)	(726)
Total	$113,879	$241,509
Less Current portion	(5,899)	(241,509)
Long-term debt	$107,980	$—

As explained in Note 2, the Company completed its IPO in January 2018.  On September 15, 2017, in anticipation of the IPO, the Company completed negotiations of terms for a new Credit Facility (the “New Facility”) that became effective upon the consummation of the IPO.  All balances owed under the Legacy Nine and Legacy Beckman entities’ Credit Facilities (“the Legacy Facilities”) were paid in full immediately following funding of the IPO, and such Legacy Facilities are no longer in effect. The New Facility aggregates the Company’s collateral and security and recognizes the Company as a single combined entity. The New Facility consists of a Term Loan Facility of $125 million, amortizable at a quarterly rate of 2.5%, and a $50 million Revolving Credit Facility. The New Facility matures in July 2020. At June 30, 2018, the revolving credit facility had an undrawn borrowing capacity of $49.3 million, which is net of a $0.7 million outstanding letter of credit.

All of the obligations under the New Facility are secured by first priority perfected security interests (subject to permitted liens) in substantially all of the personal property of Nine and its domestic restricted subsidiaries, excluding certain assets. Nine Canada is not a borrower or guarantor under the Credit Agreement.

Loans to Nine and its domestic restricted subsidiaries under the New Facility may be base rate loans or LIBOR loans. The applicable margin for base rate and prime rate loans will vary from 1.50% to 2.75%, and the applicable margin for LIBOR loans will vary from 2.50% to 3.75%, in each case depending on Nine’s leverage ratio. Interest rates averaged 5.6% during the six months ended June 30, 2018. Nine is permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. Such commitment fee is payable quarterly in arrears.

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

The Company was in compliance with all debt covenants under the New Facility as of June 30, 2018.

The fair value (level 2) of debt approximates book value, as its interest rates are variable and based on market rates.

6. Related Party Transactions

During 2014, in conjunction with an exercise of warrants to provide a capital infusion, the Company issued promissory notes totaling $2.5 million to both a former executive officer of the Company and a current manager of the Company.  The principal is due on June 30, 2019 (the “Maturity Date”).  Interest of 4% per annum is due and payable on the Maturity Date.  At each of June 30, 2018 and December 31, 2017, the outstanding balance of the notes, including principal and unpaid interest, totaled $2.9 million.  Unpaid interest at each of June 30, 2018 and December 31, 2017 totaled $0.4 million.

As part of the acquisition of Crest in 2014, the Company issued promissory notes totaling $9.4 million to former owners of Crest, including Mr. Crombie, who is an executive officer of the Company.  The principal is due on June 30, 2019.  The interest rate is based on the prime rate, the federal funds rate or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement, and is due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full.  At each of June 30, 2018 and December 31, 2017, the outstanding principal balance of the remaining promissory notes held by other former owners of Crest totaled $7.6 million.  Unpaid interest, included in “Prepaid expenses and other” in the Condensed Consolidated Balance Sheets, totaled $0.1 million and $8,000 at June 30, 2018 and December 31, 2017, respectively.

The Company leases office space, yard facilities and equipment, and purchases building maintenance services from entities owned by Mr. Crombie. Total lease expense and building maintenance expense was $0.4 million for each of the six months ended June 30, 2018 and 2017. There were payables to these entities of $13,000 at each of June 30, 2018 and December 31, 2017.

The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.5 million and $0.3 million for services provided to this entity during the six months ended June 30, 2018 and 2017, respectively. There was an outstanding receivable due from such entity of $0.1 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

The Company provides services in the ordinary course of business to EOG Resources, Inc. Gary L. Thomas, a director of the Company, acts as the President of EOG Resources, Inc. The Company generated revenue from EOG Resources, Inc. of $19.7 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

Self-insurance

The Company uses a combination of third party insurance and self-insurance for health insurance clams. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.3 million at each of June 30, 2018 and December 31, 2017, respectively, and is included under the caption “Accrued liabilities” on the Condensed Consolidated Balance Sheets.

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

The revaluation gains and losses are included in “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The following is a reconciliation of the beginning and ending amounts of contingent consideration obligation (level 3) related to the Scorpion acquisition for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands of dollars)
Balance at beginning of year	$1,730	$3,187
Common stock issuance	—	(547)
Payment	—	(1,325)
Revaluation	1,670	415
Balance at end of the period	$3,400	$1,730

Contingent liabilities related to the Scorpion acquisition include $3.4 million and $1.7 million reported in “Accrued expenses” at June 30, 2018 and December 31, 2017, respectively.  The liabilities related to Scorpion are expected to be paid by December 31, 2018.

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

The aggregate gross proceeds of the Company’s IPO were $185.2 million. After subtracting underwriting discounts and commissions of $12.5 million and offering expenses of approximately $4.4 million (paid in 2017 and 2018), the Company received net proceeds of approximately $168.3 million.  The Company used a portion of these net proceeds, together with $125.0 million of term loan borrowings under the New Facility, to fully repay the outstanding indebtedness under its former credit facilities.  Further, the Company’s credit agreement required that it use a portion of the proceeds from the over-allotment option to make a prepayment of the term loan borrowings of $9.7 million. The remainder of the net proceeds are being used for general corporate purposes. No payments, fees or expenses have been paid, directly or indirectly, to any of the Company’s officers, directors or its associates, holders of 10% or more of any class of its equity securities or other affiliates.

Other issuances of common stock during the six months ended June 30, 2018 include 1.1 million shares related to unvested restricted stock.

9. Taxes

The Company’s effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income and nondeductible items, and changes in valuation allowances.

The Company’s effective tax rate for the three and six months ended June 30, 2018 was 6.7% and 6.5%, compared with (0.3%) and (7.2%), for the three and six months ended June 30, 2017. The change in effective income tax rate for the three and six months ended June 30, 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liability in states where income is expected to exceed available net operating losses.

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

10. Earnings per share

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share of the Company:

In thousands except for share and per share data.

	2018			2017
Three months ended June 30,	Net Income	Average Shares Outstanding	EPS	Net Loss	Average Shares Outstanding	EPS
Basic	$9,019	23,895,858	$0.38	$(12,105)	14,652,153	$(0.83)
Assumed exercise of stock options	-	85,681		-	-
Unvested restricted stock	-	369,461		-	-
Diluted	$9,019	24,351,000	$0.37	$(12,105)	14,652,153	$(0.83)

	2018			2017
Six months ended June 30,	Net Income	Average Shares Outstanding	EPS	Net Loss	Average Shares Outstanding	EPS
Basic	$10,694	22,904,743	$0.47	$(32,819)	14,225,874	$(2.31)
Assumed exercise of stock options	-	58,914		-	-
Unvested restricted stock	-	234,420		-	-
Diluted	$10,694	23,198,077	$0.46	$(32,819)	14,225,874	$(2.31)

For the three and six months ended June 30, 2017, the computation of diluted earnings (losses) per share excluded outstanding stock options and unvested restricted stock because their inclusion would be anti-dilutive as the Company was in a net loss position.  The average number of securities that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per shares for the periods in which the Company experienced a net loss were as follows:

	2018	2017
Three months ended June 30,	—	148,511
Six months ended June 30,	—	113,191

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

Summary financial data by segment follows. The amounts labeled “Corporate” relate to assets not allocated to the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands of dollars)		(in thousands of dollars)
Revenues
Completion Solutions	$185,111	$115,148	$339,755	$202,427
Production Solutions	20,381	20,712	39,544	38,786
	$205,492	$135,860	$379,299	$241,213
Adjusted gross profit (1)
Completion Solutions	$39,109	$18,725	$72,327	$29,772
Production Solutions	2,792	5,531	5,154	8,449
	$41,901	$24,256	$77,481	$38,221

General and administrative expenses	16,070	11,989	31,498	24,758
Depreciation	13,212	13,615	26,321	27,176
Amortization of intangibles	1,896	2,200	3,796	4,401
Loss on equity method investment	118	172	193	172
(Gain) loss on sale of assets	(881)	4,421	(511)	4,645
Income (loss) from operations	$11,486	$(8,141)	$16,184	$(22,931)
Other expense
Interest expense	1,815	3,929	4,745	7,687
Total other expense	1,815	3,929	4,745	7,687
Income (loss) before income taxes	9,671	(12,070)	11,439	(30,618)
Income tax expense	652	35	745	2,201
Net income (loss)	$9,019	$(12,105)	$10,694	$(32,819)

Capital expenditures
Completion Solutions	$10,630	$7,127	$15,913	$15,418
Production Solutions	955	1,512	1,647	3,226
Corporate	12	—	505	—
	$11,597	$8,639	$18,065	$18,644

	June 30, 2018	December 31, 2017
Assets
Completion Solutions	$461,683	$428,702
Production Solutions	116,672	119,607
Corporate	78,031	30,550
	$656,386	$578,859

(1)	Excludes depreciation and amortization, shown separately below.

Revenues by country were as follows:

	Three Months Ended June 30,
	2018		2017
	(in thousands of dollars)
Revenues
United States	$197,431	96.1%	$130,568	96.1%
Canada	8,061	3.9%	5,292	3.9%
	$205,492	100.0%	$135,860	100.0%

	Six Months Ended June 30,
	2018		2017
	(in thousands of dollars)
Revenues
United States	$364,135	96.0%	$231,725	96.1%
Canada	15,164	4.0%	9,488	3.9%
	$379,299	100.0%	$241,213	100.0%

Long-lived assets by country were as follows:

	June 30, 2018	December 31, 2017
	(in thousands of dollars)
Long-lived assets:
United States	$398,521	$426,858
Canada	4,880	4,764
	$403,401	$431,622

12. Supplemental disclosures of cash flow information

	Six Months Ended June 30,
	2018	2017
	(in thousands of dollars)
Supplemental disclosures
Cash paid for interest	$(2,688)	$(6,751)
Cash paid for income taxes, net	(1,042)	(347)
Noncash investing and financing activities
Increase in accounts payable and accrued liabilities for additions to property and equipment	$735	$6,029
Increase in prepaid expenses and other for uncollected proceeds from sale of assets		(534)
Issuance of common stock warrants	—	2,687
Issuance of common stock in acquisitions	—	547
Unpaid costs related to public offering	—	835

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, together with the audited consolidated financial statements and notes thereto and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our  2017 Annual Report.

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

Industry Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. Oil and natural gas prices declined significantly between the third quarter of 2014 and the first quarter of 2016. However, oil and natural gas prices have since gradually increased, a positive trend since the members of the Organization of Petroleum Exporting Countries and certain other oil-producing nations agreed to reduce their oil output in 2016. This price recovery has stimulated an increase in onshore North American completions activity, and if the current price environment holds or continues to improve, we expect a further increase in demand for our services. As the demand for our services and complexity of our jobs increase, we anticipate the ability to increase prices for our services, creating more favorable margins for the services we provide.

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

Results of Operations

Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Revenues
Completion Solutions	$185,111	$115,148
Production Solutions	20,351	20,712
	205,462	135,860
Cost of revenues (1)
Completion Solutions	146,002	96,423
Production Solutions	17,589	15,181
	163,591	111,604
Adjusted gross profit (excluding depreciation and amortization)
Completion Solutions	39,109	18,725
Production Solutions	2,792	5,531
	41,901	24,256

General and administrative expenses	16,070	11,989
Depreciation	13,212	13,615
Amortization of intangibles	1,896	2,200
Loss on equity method investment	118	172
(Gain) loss on sale of property and equipment	(881)	4,421
Income (loss) from operations	11,486	(8,141)
Interest expense	1,815	3,929
Income (loss) before income taxes	9,671	(12,070)
Income tax expense	652	35
Net income (loss)	$9,019	$(12,105)

(1)	Excludes depreciation and amortization, shown separately below.

Revenue

Total revenue is comprised of revenue from Completion Solutions and Production Solutions. Revenue for the three months ended June 30, 2018 increased by $69.6 million, or 51%, to $205.5 million, from $135.9 million for the three months ended June 30, 2017. Both segments’ businesses depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America, which in turn are strongly influenced by current and expected oil and natural gas prices, which showed improvement during 2017 and in the three months ended June 30, 2018.  During 2017, the closing price of oil reached a high of $60.46 per barrel and the closing price of natural gas reached a high of $3.71 per MMBtu. During the three months ended June 30, 2018, the closing price per barrel of oil reached $72.35, and the closing price of natural gas reached a high of $3.02 per MMBtu. The increase in revenue by reportable segment is discussed below.

Completion Solutions:  Completion Solutions segment revenue increased by $70.0 million, or 61%, to $185.1 million for the three months ended June 30, 2018 from $115.1 million for the three months ended June 30, 2017 due to a significant increase in completions activity and increased pricing in response to the improvement of industry conditions. The increase in demand and price for our services resulted from our customers increasing their North American capital expenditures and drilling and completing more new wells in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Wireline revenue increased 97% from the three months ended June 30, 2018 to the three months ended June 30, 2017; total wireline stages completed increased 62% due to the increase in overall market activity. Completion tools revenue increased 64%, reflecting a 110% increase in stages; completion tools revenue per stage fell 22% due to transition from a higher volume of plugs sold versus sleeves, reflective of the market change. Cementing revenue increased by 34% due to a 10% increase in job count and improved pricing. Coiled Tubing Services revenue increased 54% on a 27% increase in total jobs.

Production Solutions:  Production Solutions segment revenue decreased by $0.4 million, or 2%, to $20.4 million for the three months ended June 30, 2018 from $20.7 million for the three months ended June 30, 2017. Rig activity, measured in hours worked, decreased 8%, but was offset by improved pricing, an increase in non-rig work and third-party costs charged to customers.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2018 increased by $52.0 million, or 47%, compared to the three months ended June 30, 2017. The increase was a result of an increase in revenue-generating activity related to improvement in the oil and gas market. Materials installed in wells and consumed while performing services increased by $24.2 million. Compensation and benefits increased by $19.9 million and other costs, mostly related to improved levels of activity, increased by $7.9 million.

Completion Solutions:  Completion Solutions segment cost of services for the three months ended June 30, 2018 increased by $49.6 million, or 51%, when compared to the three months ended June 30, 2017. The increase was driven primarily by the increased level of activity. Costs related to materials installed in wells and consumed while performing services increased by $24.1 million, and other activity-driven costs increased by $7.4 million. Additionally, compensation and benefits were $18.0 million higher, as headcount was increased in response to the increase in revenue and forecasted activity increases.

Production Solutions:  Production Solutions segment cost of services for the three months ended June 30, 2018 increased by $2.4 million, or 16%, when compared to the three months ended June 30, 2017. Compensation and benefits increased by $1.9 million, due in part to reinstatement of previous salary reductions. Other costs increased by $0.5 million, due to increased materials consumed while performing services and other increases related to activity.

Adjusted Gross Profit (Excluding Depreciation and Amortization)

Completion Solutions:  Adjusted gross profit (excluding depreciation and amortization) increased $20.4 million, to $39.1 million, for the three months ended June 30, 2018 compared to adjusted gross profit (excluding depreciation and amortization) of $18.7 million for the three months ended June 30, 2017 as a result of the factors described above under “Revenue” and “Cost of Revenues.”

Production Solutions:  Adjusted gross profit (excluding depreciation and amortization) decreased $2.7 million, to $2.8 million, for the three months ended June 30, 2018 compared to $5.5 million for the three months ended June 30, 2017 as a result of the factors described above under “Revenue” and “Cost of Revenues.”

General and Administrative Expenses

General and administrative expenses increased by $4.1 million, to $16.1 million, for the three months ended June 30, 2018 from $12.0 million for the three months ended June 30, 2017. The increase was higher primarily due to employee and other costs related to the level of business activity and expenses related to our IPO and being a public company. Additionally, there was a $0.5 million increase for revaluation of the contingent liability related to the purchase of Scorpion. General and administrative expenses as a percentage of revenue were 8% for the three months ended June 30, 2018, compared with 9% for the three months ended June 30, 2017.

Depreciation

Depreciation expense for the three months ended June 30, 2018 decreased by $0.4 million, to $13.2 million, from $13.6 million for the three months ended June 30, 2017. The decrease resulted primarily from the disposal of equipment.

Amortization of Intangibles

Amortization of intangibles decreased by $0.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease resulted from the write-off of intangibles in one of the Completions Solutions operating units during 2017.

Interest Expense

Interest expense was $1.8 million for the three months ended June 30, 2018, a decrease of $2.1 million from the three months ended June 30, 2017. The decline was a result of the reduction in debt following the IPO in January 2018 and funding of the New Facility.

Taxes

The Company’s effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income and nondeductible items, and changes in valuation allowances.

The Company’s effective tax rate for the three months ended June 30, 2018 was 6.7%, compared with (0.3%) for the three months ended June 30, 2017. The change in effective income tax rate for the three months ended June 30, 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liability in states where income is expected to exceed available net operating losses.

Adjusted EBITDA

Adjusted EBITDA was $30.6 million for the three months ended June 30, 2018 as compared with $15.7 million for the three months ended June 30, 2017, an increase of 95%. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above.  See “Non-GAAP Financial Measures” below for further explanation.

Results for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Revenues
Completion Solutions	$339,755	$202,427
Production Solutions	39,544	38,786
	379,299	241,213
Cost of revenues (1)
Completion Solutions	267,428	172,655
Production Solutions	34,390	30,337
	301,818	202,992
Adjusted gross profit (excluding depreciation and amortization)
Completion Solutions	72,327	29,772
Production Solutions	5,154	8,449
	77,481	38,221

General and administrative expenses	31,498	24,758
Depreciation	26,321	27,176
Amortization of intangibles	3,796	4,401
Loss on equity method investment	193	172
(Gain) loss on sale of property and equipment	(511)	4,645
Income (loss) from operations	16,184	(22,931)
Interest expense	4,745	7,687
Income (loss) before income taxes	11,439	(30,618)
Income tax expense	745	2,201
Net income (loss)	$10,694	$(32,819)

(1)	Excludes depreciation and amortization, shown separately below.

Revenue

Total revenue is comprised of revenue from Completion Solutions and Production Solutions. Revenue for the six months ended June 30, 2018 increased by $138.1 million, or 57%, to $379.3 million, from $241.2 million for the six months ended June 30, 2017. Both segments’ businesses depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America, which in turn are strongly influenced by current and expected oil and natural gas prices, which showed improvement during 2017 and in the six months ended June 30, 2018.  During 2017, the closing price of oil reached a high of $60.46 per barrel and the closing price of natural gas reached a high of $3.71 per MMBtu. During the six months ended June 30, 2018, the closing price per barrel of oil reached $74.15, and the closing price of natural gas reached a high of $3.20 per MMBtu.  The increase in revenue by reportable segment is discussed below.

Completion Solutions:  Completion Solutions segment revenue increased by $137.3 million, or 68%, to $339.8 million for the six months ended June 30, 2018 from $202.4 million for the six months ended June 30, 2017 due to a significant increase in completions activity and increased pricing in response to the improvement of industry conditions. The increase in demand and price for our services resulted from our customers increasing their North American capital expenditures and drilling and completing more new wells in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Wireline revenue increased 105% from the six months ended June 30, 2018 to the six months ended June 30, 2017; total wireline stages completed increased 68% due to the increase in overall market activity.  Completion tools revenue increased 61%, reflecting a 108% increase in stages; completion tools revenue per stage fell 23% due to transition from a higher volume of plugs sold versus sleeves, reflective of the market change. Cementing revenue increased by 43% due to an 8% increase in job count and improved pricing. Coiled Tubing Services revenue increased 65% on a 29% increase in total jobs.

Production Solutions:  Production Solutions segment revenue increased by $0.8 million, or 2%, to $39.5 million for the six months ended June 30, 2018 from $38.8 million for the six months ended June 30, 2017. Rig activity, measured in hours worked, decreased 6%, but was offset by improved pricing, an increase in non-rig work and third party costs charged to customers.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2018 increased by $98.8 million, or 49%, compared to the six months ended June 30, 2017. The increase was a result of an increase in revenue-generating activity related to improvement in the oil and gas market. Materials installed in wells and consumed while performing services increased by $46.5 million.  Compensation and benefits increased by $38.0 million and other costs, mostly related to improved levels of activity, increased by $14.3 million.

Completion Solutions:  Completion Solutions segment cost of services for the six months ended June 30, 2018 increased by $94.8 million, or 55%, when compared to the six months ended June 30, 2017. The increase was driven primarily by the increased level of activity. Costs related to materials installed in wells and consumed while performing services increased by $46.2 million, and other activity-driven costs increased by $13.1 million. Additionally, compensation and benefits were $35.5 million higher, as headcount increased in response to the increase in revenue and forecasted activity increases.

Production Solutions:  Production Solutions segment cost of services for the six months ended June 30, 2018 increased by $4.1 million, or 13%, when compared to the six months ended June 30, 2017. Compensation and benefits increased by $2.4 million, due in part to reinstatement of previous salary reductions. Other costs increased by $1.7 million, due to increased equipment maintenance, increased materials consumed while performing services and an increase in third party costs rebilled to customers.

Adjusted Gross Profit (Excluding Depreciation and Amortization)

Completion Solutions:  Adjusted gross profit (excluding depreciation and amortization) increased $42.6 million, to $72.3 million, for the six months ended June 30, 2018 compared to adjusted gross profit (excluding depreciation and amortization) of $29.8 million for the six months ended June 30, 2017 as a result of the factors described above under “Revenue” and “Cost of Revenues.”

Production Solutions:  Adjusted gross profit (excluding depreciation and amortization) decreased $3.2 million, to $5.2 million, for the six months ended June 30, 2018 compared to $8.4 million for the six months ended June 30, 2017 as a result of the factors described above under “Revenue” and “Cost of Revenues.”

General and Administrative Expenses

General and administrative expenses increased by $6.7 million, to $31.5 million, for the six months ended June 30, 2018 from $24.8 million for the six months ended June 30, 2017. The increase was higher primarily due to employee and other costs related to the level of business activity and expenses related to our IPO and being a public company. Additionally, there was a $1.5 million increase for revaluation of the contingent liability related to the purchase of Scorpion.  General and administrative expenses as a percentage of revenue were 8% for the six months ended June 30, 2018, compared with 10% for the six months ended June 30, 2017.

Depreciation

Depreciation expense for the six months ended June 30, 2018 decreased by $0.9 million, to $26.3 million, from $27.2 million for the six months ended June 30, 2017. The decrease resulted primarily from the disposal of equipment.

Amortization of Intangibles

Amortization of intangibles decreased by $0.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease resulted from the write-off of intangibles in one of the Completions Solutions operating units during 2017.

Interest Expense

Interest expense was $4.7 million for the six months ended June 30, 2018, a decrease of $2.9 million from the six months ended June 30, 2017.  The decline was a result of the reduction in debt following our IPO in January 2018 and funding of the New Facility.

Taxes

The Company’s effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income and nondeductible items, and changes in valuation allowances.

The Company’s effective tax rate for the six months ended June 30, 2018 was 6.5%, compared with (7.2%) for the six months ended June 30, 2017. The change in effective income tax rate for the six months ended June 30, 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liability in states where income is expected to exceed available net operating losses.

Adjusted EBITDA

Adjusted EBITDA was $54.7 million for the six months ended June 30, 2018 as compared with $21.8 million for the six months ended June 30, 2017, an increase of 152%. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above.  See “Non-GAAP Financial Measures” below for further explanation.

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

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
EBITDA reconciliation:
Net income (loss)	$9,019	$(12,105)	$10,694	$(32,819)
Interest expense	1,815	3,929	4,745	7,687
Depreciation	13,212	13,615	26,321	27,176
Amortization	1,896	2,200	3,796	4,401
Income tax expense	652	35	745	2,201
EBITDA	$26,594	$7,674	$46,301	$8,646

Adjusted EBITDA reconciliation:
EBITDA	$26,594	$7,674	$46,301	$8,646
Transaction expenses	-	370	377	3,365
Loss or gains from the revaluation of contingent liabilities (1)	607	57	1,670	144
Loss on equity method investment	118	172	193	172
Non-cash stock-based compensation expense	3,971	2,659	6,211	4,195
(Gain) loss on sale of assets	(881)	4,421	(511)	4,645
Legal fees and settlements (2)	177	350	482	590
Adjusted EBITDA	$30,586	$15,703	$54,723	$21,757

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

The following table provides an explanation of our calculation of ROIC for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$9,019	$(12,105)	$10,694	$(32,819)
Add back:
Interest Expense	1,815	3,929	4,745	7,687
Taxes on interest	(381)	(1,397)	(996)	(2,733)
After-tax net operating profit (loss)	$10,453	$(9,573)	$14,443	$(27,865)
Total capital as of prior period-end/year-end:
Total stockholders' equity	$459,440	$308,409	$287,358	$288,186
Total debt	115,274	251,473	242,235	245,888
Less cash and cash equivalents	(72,900)	(27,039)	(17,513)	(4,074)
Total capital	$501,814	$532,843	$512,080	$530,000
Total capital as of period-end:
Total stockholders' equity	$472,180	$298,883	$472,180	$298,883
Total debt	115,274	256,072	115,274	256,072
Less cash and cash equivalents	(70,860)	(12,127)	(70,860)	(12,127)
Total capital	$516,594	$542,828	$516,594	$542,828
Average total capital	$509,204	$537,836	$514,337	$536,414
ROIC	8%	-7%	6%	-10%

Adjusted gross profit (excluding depreciation and amortization)

GAAP defines gross profit as revenues less cost of revenues, and includes depreciation and amortization in costs of revenues. We define adjusted gross profit (excluding depreciation and amortization) as revenues less cost of revenues excluding depreciation and amortization. This measure differs from the GAAP definition of gross profit because we do not include the impact of depreciation and amortization, which represent non-cash expenses.

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

The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Calculation of gross profit (loss)
Revenues	$205,492	$135,860	$379,299	$241,213
Cost of revenue (exclusive of depreciation and amortization)	163,591	111,604	301,818	202,992
Depreciation (related to cost of revenues)	12,993	13,397	25,885	26,731
Amortization	1,896	2,200	3,796	4,401
Gross profit	$27,012	$8,659	$47,800	$7,089
Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit	$27,012	$8,659	$47,800	$7,089
Depreciation (related to cost of revenues)	12,993	13,397	25,885	26,731
Amortization	1,896	2,200	3,796	4,401
Adjusted gross profit (excluding depreciation and amortization)	$41,901	$24,256	$77,481	$38,221

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

At June 30, 2018, we had $70.9 million of cash and cash equivalents and $49.3 million of availability under our current credit facility, which resulted in a total liquidity position of $120.2 million.

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

Our cash flows for the six months ended June 30, 2018 and 2017 are presented below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$25,200	$(20,982)
Net cash used in investing activities	(15,028)	(19,086)
Net cash provided by financing activities	43,482	48,184
Impact of foreign exchange rate on cash	(307)	(63)
Net change in cash and cash equivalents	$53,347	$8,053

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $25.2 million for the six months ended June 30, 2018 compared to $21.0 million  used in operating activities for the six months ended June 30, 2017. The $46.2 million increase in cash provided by operating activities was due to the general improvement in profitability.

Net cash used in investing activities

Net cash used in investing activities was $15.0 million for the six months ended June 30, 2018, a decrease of $4.1 million from the six months ended June 30, 2017. The decrease was mainly attributable to a $2.5 million increase in proceeds from sales of assets and casualty losses. Additionally, the six months ended June 30, 2017 included a $1.0 million investment in a company that is developing technology expected to enhance our service offerings.

Net cash provided by financing activities

Net cash provided by financing activities totaled $43.5 million for the six months ended June 30, 2018, compared with $48.2 million provided by financing activities for the six months ended June 30, 2017, a decrease of $4.7 million.  In the six months ended June 30, 2018, net proceeds from the IPO and other share issuances totaled $171.8 million, and borrowings under the Company’s New Facility totaled $125.0 million. These proceeds were $206.4 million higher than the net proceeds from share issuances and borrowings in the six months ended June 30, 2017. Additionally, payments on debt of $251.9 million in the six months ended June 30, 2018, including payment of all debt outstanding under the Company’s Legacy Facilities, were $210.0 million greater than payments on debt in the six months ended June 30, 2017.

Our Credit Facility

Concurrently with the consummation of our IPO, our New Facility became effective, consisting of $125 million of term loan commitments and $50 million of revolving credit commitments.  We borrowed $125 million of term loans and had approximately $49.3 million of undrawn revolver capacity under our credit facility. Borrowings under our credit facility may vary significantly from time to time depending on our cash needs at any given time.

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

We were in compliance with all covenants and ratios as of June 30, 2018.

Contractual Obligations

Other than as disclosed in Note 5 - Debt in Part I, Item 1 “Financial Statements” of this Quarterly Report, our contractual obligations at June 30, 2018 did not change materially from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” of our 2017 Annual Report.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of June 30, 2018.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to our audited financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, there have been no material changes in market risk from the information provided in our 2017 Annual Report. More detailed information concerning market risk can be found in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As required by Rule 13a-15(b) under the Exchange Act, the Company’s management, with the participation of its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, and due to the material weaknesses in internal control over financial reporting described in Item 9A of the Company’s 2017 Annual Report, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting.  There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
†	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Nine Energy Service, Inc.

Date:	August 13, 2018	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

		By:	/s/ Clinton Roeder
Clinton Roeder
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)