Form 10-Q
period 2018-09-30
Nine Energy Service, Inc.
filed 2018-11-13
CIK 1532286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 9, 2018, was 30,169,216.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved.

We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part II in this Quarterly Report on Form 10-Q, “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I in this Quarterly Report on Form 10-Q, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2017.

Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following:

•	the level of capital spending and well completions by the onshore oil and natural gas industry in North America;
•	oil and natural gas commodity prices;
•	general economic conditions;
•	our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel and other skilled and qualified workers;
•	our ability to implement price increases or maintain existing prices on our services;
•

conditions inherent in the oilfield services industry, such as equipment defects, liabilities arising from accidents or damage involving our fleet of trucks or other equipment, explosions and uncontrollable flows of gas or well fluids, and loss of well control;

•	our ability to implement new technologies and services;
•	seasonal and adverse weather conditions;
•	changes in laws or regulations regarding issues of health, safety, and protection of the environment, including those relating to hydraulic fracturing, greenhouse gases, and climate change; and
•

our ability to successfully integrate the assets and operations that we acquired with our acquisition of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC, and Magnum Oil Tools Canada Ltd. and realize anticipated revenues, cost savings, or other benefits of such acquisition.

These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2018	December 31, 2017

Assets
Current assets
Cash and cash equivalents	$86,534	$17,513
Accounts receivable, net	162,437	99,565
Income taxes receivable	84	—
Inventories, net	29,571	22,230
Prepaid expenses and other current assets	7,035	7,929
Notes receivable from shareholders (Note 8)	10,551	—
Total current assets	296,212	147,237
Property and equipment, net	257,447	259,039
Goodwill	93,756	93,756
Intangible assets, net	57,892	63,545
Other long-term assets	1,144	4,806
Notes receivable from shareholders (Note 8)	—	10,476
Total assets	$706,451	$578,859
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$241,509
Accounts payable	49,497	29,643
Accrued expenses	44,600	14,687
Current portion of capital lease obligations	372	—
Income taxes payable	—	581
Total current liabilities	94,469	286,420
Long-term liabilities
Long-term debt	114,048	—
Deferred income taxes	5,983	5,017
Long-term lease obligations	1,266	—
Other long-term liabilities	55	64
Total liabilities	215,821	291,501
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 25,114,597 and 15,810,540 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	251	158
Additional paid-in capital	564,229	384,965
Accumulated other comprehensive loss	(4,121)	(3,684)
Accumulated deficit	(69,729)	(94,081)
Total stockholders’ equity	490,630	287,358
Total liabilities and stockholders’ equity	$706,451	$578,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$218,427	$148,167	$597,726	$389,380
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	165,882	119,909	467,700	322,901
General and administrative expenses	21,784	12,870	53,282	37,628
Depreciation	13,661	13,150	39,982	40,326
Amortization of intangibles	1,857	2,200	5,653	6,601
Loss on equity method investment	77	83	270	255
(Gain) loss on sale of property and equipment	(1,190)	148	(1,701)	4,793
Income (loss) from operations	16,356	(193)	32,540	(23,124)
Other expense
Interest expense	1,568	4,093	6,313	11,780
Total other expense	1,568	4,093	6,313	11,780
Income (loss) before income taxes	14,788	(4,286)	26,227	(34,904)
Provision for income taxes	1,130	766	1,875	2,967
Net income (loss)	$13,658	$(5,052)	$24,352	$(37,871)
Net income (loss) per share
Basic	$0.57	$(0.34)	$1.05	$(2.61)
Diluted	$0.56	$(0.34)	$1.03	$(2.61)
Weighted average shares outstanding
Basic	23,971,032	14,992,431	23,264,014	14,492,757
Diluted	24,389,295	14,992,431	23,603,922	14,492,757
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$207	$(105)	$(437)	$(192)
Total other comprehensive income (loss), net of tax	207	(105)	(437)	(192)
Total comprehensive income (loss)	$13,865	$(5,157)	$23,915	$(38,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit)	Equity
Stockholders’ equity as of December 31, 2017	15,810,540	$158	$384,965	$(3,684)	$(94,081)	$287,358
Issuance of common stock in IPO, net of offering costs	8,050,000	81	168,180	—	—	168,261
Issuance of common stock under stock-based compensation plan	1,171,008	11	(11)	—	—	—
Stock-based compensation expense	—	—	9,719	—	—	9,719
Exercise of stock options	96,367	1	1,866	—	—	1,867
Vesting of restricted stock	(26,361)	—	(790)	—	—	(790)
Other issuances of common stock	13,043	—	300	—	—	300
Other comprehensive loss	—	—	—	(437)	—	(437)
Net income	—	—	—	—	24,352	24,352
Stockholders’ equity as of September 30, 2018	25,114,597	$251	$564,229	$(4,121)	$(69,729)	$490,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$24,352	$(37,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	39,982	40,326
Amortization of intangibles	5,653	6,601
Amortization of deferred financing costs	1,191	1,212
Recovery of doubtful accounts	(319)	(7)
Provision for deferred income taxes	965	2,624
Provision for inventory obsolescence	278	1,023
Stock-based compensation expense	9,719	6,380
(Gain) loss on sale of property and equipment	(1,701)	4,793
Loss on revaluation of contingent liabilities (Note 9)	1,715	421
Loss on equity method investment	270	255
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	(62,702)	(46,940)
Inventories, net	(7,705)	(6,560)
Prepaid expenses and other current assets	1,760	(289)
Accounts payable and accrued expenses	38,117	19,051
Income taxes receivable/payable	(666)	14,577
Other assets and liabilities	(153)	(1,821)
Net cash provided by operating activities	50,756	3,775
Cash flows from investing activities
Proceeds from sales of property and equipment	1,791	1,078
Proceeds from property and equipment casualty losses	1,743	97
Purchases of property and equipment	(29,545)	(29,991)
Equity method investment	—	(1,000)
Net cash used in investing activities	(26,011)	(29,816)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	53,500
Payments on revolving credit facilities	(96,182)	(37,500)
Proceeds from term loan	125,000	—
Payments on term loans	(155,701)	(21,725)
Payments on notes payable—insurance premium financing	—	(272)
Proceeds from issuance of common stock in IPO, net of offering costs	171,450	—
Proceeds from other issuances of common stock	300	61,374
Proceeds from exercise of stock options	1,867	—
Vesting of restricted stock	(790)	—
Distribution to shareholders	—	(2,438)
Cost of debt issuance	(1,385)	(716)
Net cash provided by financing activities	44,559	52,223
Impact of foreign currency exchange on cash	(283)	(85)
Net increase in cash and cash equivalents	69,021	26,097
Cash and cash equivalents
Beginning of year	17,513	4,074
End of period	$86,534	$30,171
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,363	$10,492
Cash paid (refunded) for income taxes	$1,582	$(14,311)
Capital expenditures included in accounts payable and accrued expenses	$11,946	$8,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

1. Company and Organization

Company Description

Nine Energy Service, Inc. (the “Company” or “Nine”), a Delaware corporation, is an oilfield services business that provides services integral to the completion of unconventional wells through a full range of tools and methodologies and provides a range of production enhancement and well workover services. The Company is headquartered in Houston, Texas.

Magnum Acquisition

On October 25, 2018, pursuant to the terms of a Securities Purchase Agreement, dated October 15, 2018 (the “Magnum Purchase Agreement”), the Company acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum” and such acquisition, the “Magnum Acquisition”) for approximately $334.5 million in upfront cash consideration, subject to customary adjustments, and 5.0 million shares of the Company’s common stock, which were issued to the sellers of Magnum in a private placement. The Magnum Purchase Agreement also includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes and certain gains or losses) for the “E-Set” tools business in 2019 through 2025 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. Due to the timing of the closing of the acquisition, the Company has not completed the detailed valuation work necessary to determine the required estimates of the fair value of the acquired assets and liabilities assumed and the related allocation of purchase price. The Company’s preliminary allocation of purchase price to the assets acquired will be included in the Company’s future filings.

Initial Public Offering

In January 2018, the Company completed its initial public offering (“IPO”) of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share pursuant to a registration statement on Form S-1 (File 333-217601), as amended and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 18, 2018. For additional information, see Note 10 – Stockholders’ Equity.

Beckman Combination

On February 28, 2017, pursuant to the terms and conditions of a combination agreement dated February 3, 2017, the Company merged with Beckman Production Services, Inc. (“Beckman”), and all of the issued and outstanding shares of Beckman common stock were converted into shares of common stock of Nine Energy Service, Inc. (the “Combination”). Prior to the Combination, SCF-VII, L.P. had controlled a majority of the voting interests of Nine and Beckman since February 28, 2011 and July 31, 2012, respectively. The merger of the entities into the combined company was accounted for using reorganization accounting (i.e., “as if” pooling of interest) for entities under common control. For additional information, see Note 4 – Acquisitions and Combinations.

2. Basis of Presentation

Condensed Consolidated Financial Information

The accompanying Condensed Consolidated Financial Statements have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2017 and the Condensed Consolidated Statement of Stockholders' Equity as of December 31, 2017, are derived from audited Consolidated Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position, have been included. These Condensed Consolidated Financial Statements include all accounts of the Company.

These Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Nine and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Such estimates include fair value assumptions used in purchase accounting and in analyzing goodwill, other intangibles and long-lived assets for possible impairment, useful lives used in depreciation and amortization expense, stock-based compensation fair value, estimated realizable value on excess and obsolete inventories, deferred taxes and income tax contingencies, and losses on accounts receivable. It is at least reasonably possible that the estimates used will change within the next year.

3. New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the ‘‘FASB’’) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition guidance. The standard is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and asset recognized from costs incurred to obtain or fulfill a contract. As part of its ongoing evaluation of the impact of the standard, the Company is analyzing its portfolio contracts and reviewing its current accounting policies and practices to identify potential differences that would result from applying the new standard to its existing contracts. Although the standard was generally effective for fiscal years beginning after December 15, 2017, the Company plans to adopt for the fiscal year beginning after December 15, 2018, as an emerging growth company, using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard, which requires the use of a modified retrospective transition approach, includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. Based on initial evaluation, the Company expects to include operating leases with durations greater than twelve months on its Condensed Consolidated Balance Sheets. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard. Although the standard will be generally effective for fiscal years beginning after December 15, 2018, the Company plans to adopt for the fiscal year beginning after December 15, 2019, as an emerging growth company.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As an emerging growth company, the Company plans to adopt the new standard for the fiscal year beginning after December 15, 2018. The Company is currently evaluating the impact of the new standard on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The Company is currently evaluating the impact of the new standard on its Condensed Consolidated Financial Statements. Although the standard is generally effective for fiscal years beginning after December 15, 2017, the Company plans to adopt for the fiscal year beginning after December 15, 2018, as an emerging growth company. Entities will be required to apply the guidance prospectively when adopted.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of an operating unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the operating unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that operating unit. An entity still has the option to perform the qualitative assessment for an operating unit to determine if the quantitative impairment test is necessary. The new standard should be adopted for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. As an emerging growth company, the Company plans to adopt the new standard for the fiscal year beginning after December 15, 2021. The Company is currently evaluating the impact of the new standard on its Condensed Consolidated Financial Statements.

4. Acquisitions and Combinations

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

In conjunction with the Combination, in addition to the conversion of Beckman shares into Nine shares, other events occurred, including:

•	The conversion of Beckman shares owned by non-accredited shareholders of Beckman at the time of the Combination into cash at a price of $17.69 per Beckman share;
•	Payment of cash for Beckman shares that converted into fractional Nine shares at a price of $31.18 per Nine share;
•	The conversion of options to purchase Beckman common stock into options to purchase Nine common stock;
•	The conversion of Beckman restricted shares into Nine restricted shares;
•	The conversion of warrants to purchase Beckman common stock into warrants to purchase Nine common stock;
•	The issuance of options to purchase Nine common stock;
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

5. Inventories

Inventories, classified as finished goods, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $1.7 million and $2.9 million at September 30, 2018 and December 31, 2017, respectively.

Inventories, net as of September 30, 2018 and December 31, 2017 were comprised of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Raw materials	$2,796	$939
Finished goods	28,518	24,197
Inventories	31,314	25,136
Reserve for obsolescence	(1,743)	(2,906)
Inventories, net	$29,571	$22,230

6. Goodwill and Intangible Assets

The changes in the net carrying amount of the components of goodwill for the year ended December 31, 2017 and the nine months ended September 30, 2018 were as follows:

	Goodwill
	Gross Value	Accumulated Impairment Loss	Net
	(in thousands)
Balance as of December 31, 2016	$173,033	$(47,747)	$125,286
Impairment	—	(31,530)	(31,530)
Balance as of December 31, 2017	$173,033	$(79,277)	$93,756
Impairment	—	—	—
Balance as of September 30, 2018	$173,033	$(79,277)	$93,756

At December 31, 2017, the Company performed its annual impairment test on each of its operating units and concluded that there was impairment at one operating unit in its Completion Solutions segment because its carrying value exceeded its estimated fair value, which resulted from declining profitability and deteriorating market conditions. As such, the Company recognized a goodwill impairment loss of $31.5 million in the fourth quarter of 2017.

The December 31, 2017 impairment test for the Production Solutions segment indicated that the estimated fair value calculation provided only 11% of cushion in relation to carrying value. As a result, this segment’s goodwill, which totals $13.0 million, is susceptible to impairment risk from adverse economic conditions in the future.

During the nine months ended September 30, 2018, there were no indications that impairment of goodwill had occurred. Goodwill by segment was unchanged from December 31, 2017.

The changes in the net carrying value of the components of intangible assets for the year ended December 31, 2017 and the nine months ended September 30, 2018 were as follows:

	Intangible assets
	Gross Value	Accumulated Amortization	Net
	(in thousands)
Balance as of December 31, 2016	$105,464	$(29,320)	$76,144
Amortization expense	—	(8,799)	(8,799)
Impairment	(12,000)	8,200	(3,800)
Balance as of December 31, 2017	$93,464	$(29,919)	$63,545
Amortization expense	—	(5,653)	(5,653)
Impairment	—	—	—
Balance as of September 30, 2018	$93,464	$(35,572)	$57,892

Amortization expense of $1.9 million and $5.7 million for the three and nine months ended September 30, 2018, and $2.2 million and $6.6 million for the three and nine months ended September 30, 2017, respectively, are related to cost of revenues, but reported separately as “Amortization of intangibles” in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

During the nine months ended September 30, 2018, there were no indications that impairment of intangible assets had occurred.

7. Debt Obligations

The Company’s debt obligations as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
2018 IPO Term Loan Credit Facility	$115,274	$—
Legacy Term Loans	—	145,975
Legacy Revolving Credit Facilities	—	96,260
Total debt before deferred financing costs	$115,274	$242,235
Deferred financing costs	(1,226)	(726)
Total debt	$114,048	$241,509
Less: Current portion of long-term debt	—	(241,509)
Long-term debt	$114,048	$—

2018 IPO Credit Agreement

On September 14, 2017, the Company entered into a new credit agreement (as amended on November 20, 2017, the “2018 IPO Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JP Morgan”) as administrative agent and certain other financial institutions that became effective upon the consummation of the IPO in January 2018 (the “Effective Date”). Pursuant to the terms of the 2018 IPO Credit Agreement, the Company and its domestic restricted subsidiaries were entitled to borrow $125.0 million of term loans (the “2018 IPO Term Loan Credit Facility”), which the Company drew in full on the Effective Date. In January 2018, the Company also made a mandatory prepayment of $9.7 million against the 2018 IPO Term Loan Credit Facility, which approximated 50.0% of the estimated net proceeds from the IPO in excess of $150.0 million, as prescribed under the 2018 IPO Credit Agreement.

In addition, under the 2018 IPO Credit Agreement, the Company and its domestic restricted subsidiaries were entitled to borrow up to $50.0 million (including letters of credit) as revolving credit loans under the revolving commitments (the “2018 IPO Revolving Credit Facility”). At September 30, 2018, the 2018 IPO Revolving Credit Facility had an undrawn capacity of $49.5 million, which was net of a $0.5 million outstanding letter of credit.

Concurrent with the effectiveness of the 2018 IPO Credit Agreement, using proceeds received from the IPO and borrowings under the 2018 IPO Term Loan Credit Facility, the Company repaid all indebtedness under its prior term loan and the Beckman term loan (together, the “Legacy Term Loans”) and under its prior revolving credit facility and the Beckman revolving credit facility (together, the “Legacy Revolving Credit Facilities”) in the first quarter of 2018, which approximated $242.2 million. In addition, in the first quarter of 2018, the Company wrote off approximately $0.7 million in deferred financing costs associated with the Legacy Term Loans and the Legacy Revolving Credit Facilities.

All of the obligations under the 2018 IPO Credit Agreement were secured by first priority perfected security interests (subject to permitted liens) in substantially all of the personal property of the Company and its domestic restricted subsidiaries, excluding certain assets.

Loans to the Company and its domestic restricted subsidiaries under the 2018 IPO Credit Agreement were either base rate loans or LIBOR loans. The applicable margin for base rate loans varied from 1.50% to 2.75%, and the applicable margin for LIBOR loans varied from 2.50% to 3.75%, in each case depending on the Company’s leverage ratio. Interest rates averaged 5.5% during the nine months ended September 30, 2018. The Company was permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. In addition, a commitment fee of 0.50% per annum was charged on the average daily unused portion of the revolving commitments. Such commitment fee was payable quarterly in arrears.

The 2018 IPO Credit Agreement contained various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. Financial covenants under the 2018 IPO Credit Agreement included a maximum total leverage ratio, an asset coverage ratio and a fixed charge coverage ratio, each of which was calculated on a quarterly basis. The Company was in compliance with all debt covenants under the 2018 IPO Credit Agreement as of September 30, 2018.

The fair value of the Company’s debt obligations under the 2018 IPO Credit Agreement was classified within Level 2 of the fair value hierarchy. Fair value approximated carrying value, as the interest rates are variable and based on market rates.

On October 25, 2018, the Company fully repaid and terminated the 2018 IPO Credit Agreement as more fully described below.

Unamortized deferred financing costs associated with the Company’s 2018 IPO Term Loan Credit Facility were $1.2 million at September 30, 2018. These costs were being amortized through the maturity date of the 2018 IPO Term Loan Credit Facility using the effective interest method. The Company wrote off these deferred financing costs on October 25, 2018 in conjunction with the termination of the 2018 IPO Credit Agreement.

Senior Notes

On October 25, 2018, the Company issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “Senior Notes”). The Senior Notes will bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year with the first interest payment being due on May 1, 2019. The proceeds from the Senior Notes, together with cash on hand and borrowings under the 2018 ABL Credit Facility (as defined below), were used to (i) fund a portion of the upfront cash purchase price of the Magnum Acquisition, (ii) repay all indebtedness under the 2018 IPO Credit Agreement and (iii) pay fees and expenses associated with the issuance of the Senior Notes, the Magnum Acquisition and the 2018 ABL Credit Facility. For additional information regarding the Magnum Acquisition, see Note 1 – Company and Organization.

2018 ABL Credit Facility

On October 25, 2018, the Company entered into a five-year asset based senior secured revolving credit facility with JP Morgan serving as administrative agent for the lenders thereunder (the “2018 ABL Credit Facility”). The 2018 ABL Credit Facility permits aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit. The borrowing base is initially $146.5 million. Concurrent with the effectiveness of the 2018 ABL Credit Facility, the Company borrowed approximately $35.0 million to fund a portion of the upfront cash purchase price of the Magnum Acquisition. The 2018 ABL Credit Facility will mature on October 25, 2023 or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date.

8. Related Party Transactions

During 2014, in conjunction with an exercise of warrants to provide a capital infusion, the Company issued promissory notes totaling $2.5 million to both a former executive officer of the Company and a current manager of the Company. The principal is due on June 30, 2019 (the “Maturity Date”). Interest of 4% per annum is due and payable on the Maturity Date. At each of September 30, 2018 and December 31, 2017, the outstanding balance of the notes, including principal and unpaid interest, totaled $3.0 million and $2.9 million, respectively. Unpaid interest at each of September 30, 2018 and December 31, 2017 totaled $0.4 million.

As part of the acquisition of Crest Pumping Technologies, LLC (“Crest”) in 2014, the Company issued promissory notes totaling $9.4 million to former owners of Crest, including David Crombie, who is an executive officer of the Company. The principal is due on June 30, 2019. The interest rate is based on the prime rate, the federal funds rate or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement and is due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full. At each of September 30, 2018 and December 31, 2017, the outstanding principal balance of the remaining promissory notes held by other former owners of Crest totaled $7.6 million. Unpaid interest, included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets, totaled $0.1 million and $8,000 at September 30, 2018 and December 31, 2017, respectively.

The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by Mr. Crombie. Total lease expense and building maintenance expense was $0.6 million for each of the nine months ended September 30, 2018 and 2017. There were no payables to these entities at September 30, 2018 and $13,000 of payables to these entities at December 31, 2017.

The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.5 million and $0.4 million for services provided to this entity during the nine months ended September 30, 2018 and 2017, respectively. There was an outstanding receivable due from such entity of $0.1 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively.

The Company provides services in the ordinary course of business to EOG Resources, Inc. Gary L. Thomas, a director of the Company, acts as the President of EOG Resources, Inc. The Company generated revenue from EOG Resources, Inc. of $31.8 million and $26.1 million for the nine months ended September 30, 2018 and 2017, respectively.

9. Commitments and Contingencies

Litigation

From time to time, the Company has various claims, lawsuits, and administrative proceedings that are pending or threatened with respect to personal injury, workers’ compensation, contractual matters, and other matters. Although no assurance can be given with respect to the outcome of these and the effect such outcomes may have, the Company believes any ultimate liability resulting from the outcome of such claims, lawsuits, or administrative proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on its business, operating results, or financial condition.

The Company has been named in the following proceeding:

Christina Sparks, et al v. Pioneer Natural Resources, et al., Filed in the District Court, 142nd Judicial District, Midland County, Texas. On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources USA, Inc. (“Pioneer Natural Resources”), resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleges, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims. The plaintiffs and intervenors are seeking money damages, including punitive damages. Discovery proceedings are underway in this matter, and trial is scheduled for mid-2019.

The Company maintains insurance coverage against liability for, among other things, personal injury (including death), which coverage is subject to certain exclusions and deductibles. The Company tendered this matter to its insurance company for defense and indemnification of Big Lake Services and the other defendants. While the Company maintains such insurance policies with insurers in amounts and with coverage and deductibles that it, with the advice of its insurance advisors and brokers, believes are reasonable and prudent, the Company cannot ensure that this insurance will be adequate to protect it from all material expenses related to current or potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Self-insurance

The Company uses a combination of third-party insurance and self-insurance for health insurance clams. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.5 million and $1.3 million at September 30, 2018 and December 31, 2017, respectively, and is included under the caption “Accrued expenses” on the Condensed Consolidated Balance Sheets.

Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.

Scorpion Contingent Liability

In connection with the acquisition of Pat Greenlee Builders, LLC (“Scorpion”) in 2015, the Company recorded a liability for contingent consideration to be paid in shares of Company common stock and in cash, contingent upon quantities of Scorpion Composite PlugsTM sold during 2016 and gross margin related to the product sales for three years following the acquisition.

The contingent consideration related to the Scorpion acquisition is reported at fair value, based on discounted cash flows. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor.

The revaluation gains and losses are included in “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). The following is a reconciliation of the beginning and ending amounts of contingent consideration obligation (level 3) related to the Scorpion acquisition for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Balance at beginning of year	$1,730	$3,187
Common stock issuance	—	(547)
Payment	—	(1,325)
Revaluation adjustment	1,715	415
Balance at end of the period	$3,445	$1,730

Contingent liabilities related to the Scorpion acquisition include $3.4 million and $1.7 million and are reported in “Accrued expenses” in the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively. The contingent liabilities related to Scorpion are expected to be paid by December 31, 2018.

10. Stockholders’ Equity

In January 2018, the Company completed its IPO of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share pursuant to a registration statement on Form S‑1 (File 333‑217601), as amended and declared effective by the SEC on January 18, 2018.

After subtracting approximately $16.9 million of underwriting discounts, commissions, and offering expenses, the Company received net proceeds of approximately $168.3 million from its IPO. The Company used these proceeds, together with borrowings under the 2018 IPO Term Loan Credit Facility, to repay all indebtedness under its Legacy Term Loans and Legacy Revolving Credit Facilities, to prepay $9.7 million of the borrowings under the 2018 IPO Term Loan Credit Facility, as well as for general corporate purposes. For additional information, see Note 7 – Debt Obligations. No payments, fees or expenses have been paid, directly or indirectly, to any of the Company’s officers, directors or associates, holders of 10% or more of any class of its equity securities or other affiliates.

11. Taxes

The Company’s effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.

The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 7.6% and 7.1%, respectively, compared to (17.9%) and (8.5%) for the three and nine months ended September 30, 2017, respectively. The change in effective tax rate for the three and nine months ended September 30, 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liabilities in states where income is expected to exceed available net operating losses.

The Company recognized the income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform”) in its audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period during which the Tax Reform was signed into law. The guidance also provides for a measurement period of up to one year from the enactment date of the Tax Reform for the Company to complete its accounting for the U.S. tax law changes. As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the Tax Reform. No subsequent adjustments have been made to the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of the Tax Reform. The estimate of the impact of the Tax Reform was based on certain assumptions and the Company’s current interpretation of the Tax Reform. Any adjustments to the 2017 estimate due to additional clarification and implementation guidance will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified, which will be no later than the fourth quarter of 2018.

12. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and restricted stock.

Basic and diluted income (loss) per common share was computed as follows (in thousands, except share and per share amounts):

	2018			2017
Three Months Ended September 30,	Net Income	Average Shares Outstanding	Income Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
Basic	$13,658	23,971,032	$0.57	$(5,052)	14,992,431	$(0.34)
Assumed exercise of stock options	—	41,341		—	—
Unvested restricted stock	—	376,922		—	—
Diluted	$13,658	24,389,295	$0.56	$(5,052)	14,992,431	$(0.34)

	2018			2017
Nine Months Ended September 30,	Net Income	Average Shares Outstanding	Income Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
Basic	$24,352	23,264,014	$1.05	$(37,871)	14,492,757	$(2.61)
Assumed exercise of stock options	—	31,879		—	—
Unvested restricted stock	—	308,029		—	—
Diluted	$24,352	23,603,922	$1.03	$(37,871)	14,492,757	$(2.61)

For the three and nine months ended September 30, 2017, the computation of diluted income (loss) per share excluded outstanding stock options and unvested restricted stock because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted income (loss) per share that would potentially dilute earnings per share for the periods in which the Company experienced a net loss were as follows:

	2018	2017
Three months ended September 30,	—	212,181
Nine months ended September 30,	—	205,324

13. Segment Information

The Company has two reportable segments, Completion Solutions and Production Solutions. The Completion Solutions segment consists primarily of cementing, completion tools, wireline and coiled tubing services, while the Production Solutions consists of rig-based well maintenance and workover services.

The Company’s reportable segments are strategic units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies. Operating segments have not been aggregated as part of a reportable segment. The Company evaluates the performance of its reportable segments based on adjusted gross profit. This segmentation is representative of the manner in which its Chief Operating Decision Maker (“CODM”) and its Board of Directors view the business. The Company considers the CODM to be its Chief Executive Officer.

Summary financial data by segment is as follows. The amounts labeled “Corporate” relate to assets not allocated to the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenues
Completion Solutions	$196,608	$128,623	$536,363	$331,050
Production Solutions	21,819	19,544	61,363	58,330
	$218,427	$148,167	$597,726	$389,380
Cost of revenues (1)
Completion Solutions	$147,178	$103,056	$414,606	$275,711
Production Solutions	18,704	16,853	53,094	47,190
	$165,882	$119,909	$467,700	$322,901
Adjusted gross profit
Completion Solutions	$49,430	$25,567	$121,757	$55,339
Production Solutions	3,115	2,691	8,269	11,140
	$52,545	$28,258	$130,026	$66,479

General and administrative expenses	21,784	12,870	53,282	37,628
Depreciation	13,661	13,150	39,982	40,326
Amortization of intangibles	1,857	2,200	5,653	6,601
Loss on equity method investment	77	83	270	255
(Gain) loss on sale of property and equipment	(1,190)	148	(1,701)	4,793
Income (loss) from operations	$16,356	$(193)	$32,540	$(23,124)
Other expense
Interest expense	1,568	4,093	6,313	11,780
Total other expense	1,568	4,093	6,313	11,780
Income (loss) before income taxes	14,788	(4,286)	26,227	(34,904)
Provision for income taxes	1,130	766	1,875	2,967
Net income (loss)	$13,658	$(5,052)	$24,352	$(37,871)

Capital expenditures
Completion Solutions	$10,723	$10,561	$26,636	$25,979
Production Solutions	665	786	2,312	4,012
Corporate	92	—	597	—
	$11,480	$11,347	$29,545	$29,991

	September 30, 2018	December 31, 2017
Total Assets
Completion Solutions	$496,373	$428,702
Production Solutions	116,516	119,607
Corporate	93,562	30,550
	$706,451	$578,859
(1)	Excludes depreciation and amortization, which are shown separately.

14. Subsequent Events

On October 25, 2018, the Company consummated the Magnum Acquisition. Also, on October 25, 2018, in connection with the Magnum Acquisition, the Company issued $400.0 million principal amount of Senior Notes, entered into the 2018 ABL Credit Facility and fully repaid and terminated the 2018 IPO Credit Agreement. For additional information, see Note 1 – Company and Organization and Note 7 – Debt Obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2017.

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statement because of various factors, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and “Risk Factors” in Item 1A of Part II in this Quarterly Report on Form 10-Q.

OVERVIEW

Company Description

Nine Energy Service, Inc. is a leading North American onshore completion and production services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in both the U.S. and Canada to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.

Initial Public Offering

In January 2018, we completed our initial public offering (“IPO”) of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share. For additional information, see Note 10 – Stockholders’ Equity included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Beckman Combination

On February 28, 2017, pursuant to the terms and conditions of a combination agreement dated February 3, 2017, we merged with Beckman Production Services, Inc. (“Beckman”), and all of the issued and outstanding shares of Beckman common stock were converted into shares of common stock of Nine Energy Service, Inc. (the “Combination”). Prior to the Combination, SCF-VII, L.P. had controlled a majority of the voting interests of Nine and Beckman since February 28, 2011 and July 31, 2012, respectively. The merger of the entities into the combined Company was accounted for using reorganization accounting (i.e., “as if” pooling of interest) for entities under common control. For additional information, see Note 4 – Acquisitions and Combinations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Nine,” “we,” “us,” “our” and the “Company” refer to (i) Nine Energy Service, Inc. and its subsidiaries together with Beckman prior to the Combination and (ii) Nine Energy Service, Inc. and its subsidiaries after the Combination. For additional information, see Note 4 – Acquisitions and Combinations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Events

Magnum Acquisition

On October 25, 2018, pursuant to the terms of a Securities Purchase Agreement dated October 15, 2018 (the “Magnum Purchase Agreement”) we acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum” and such acquisition, the “Magnum Acquisition”) for approximately $334.5 million in upfront cash consideration, subject to customary adjustments, and 5.0 million shares of our common stock, which were issued to the sellers of Magnum in a private placement. The Magnum Purchase Agreement also includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2025 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019.

Senior Notes

On October 25, 2018, we issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “Senior Notes”). The Senior Notes will bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year with the first interest payment being due on May 1, 2019. The proceeds from the Senior Notes, together with cash on hand and borrowings under the 2018 ABL Credit Facility (as defined below), were used to (i) fund a portion of the upfront cash purchase price of the Magnum Acquisition, (ii) repay all indebtedness under the 2018 IPO Credit Agreement (as defined below) and (iii) pay fees and expenses associated with the issuance of the Senior Notes, the Magnum Acquisition and the 2018 ABL Credit Facility.

2018 ABL Credit Facility

On October 25, 2018, we entered into a five-year asset based senior secured revolving credit facility with JP Morgan Chase Bank, N.A. (“JP Morgan”) serving as administrative agent for the lenders thereunder (the “2018 ABL Credit Facility”). The 2018 ABL Credit Facility permits aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit. The borrowing base is initially $146.5 million. Concurrent with the effectiveness of the 2018 ABL Credit Facility, we borrowed approximately $35.0 million to fund a portion of the upfront cash purchase price of the Magnum Acquisition. The 2018 ABL Credit Facility will mature on October 25, 2023 or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date.

Business Segments

We operate in two segments:

•

Completion Solutions: Our Completion Solutions segment provides services integral to the completion of unconventional wells through a full range of tools and methodologies. Through our Completion Solutions segment, we provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including those that provide pinpoint frac sleeve system technologies, which enable comparable rates per stage while providing more control over fracture initiation, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool in lengths of up to 30,000 feet and which provides a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.

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

How We Generate Revenue and the Costs of Conducting Our Business

We generate our revenues by providing completion and production services to E&P customers across all major onshore basins in both the U.S. and Canada. We primarily earn our revenues pursuant to work orders entered into with our customers on a job-by-job basis. We typically will enter into a Master Service Agreement (“MSA”) with each customer that provides a framework of general terms and conditions of our services that will govern any future transactions or jobs awarded to us. Each specific job is obtained through competitive bidding or as a result of negotiations with customers. The rate we charge is determined by location, complexity of the job, operating conditions, duration of the contract, and market conditions. In addition to MSAs, we have entered into a select number of longer-term contracts with certain customers relating to our wireline and cementing services, and we may enter into similar contracts from time to time to the extent beneficial to the operation of our business. These longer-term contracts address pricing and other details concerning our services, but each job is performed on a standalone basis.

The principal expenses involved in conducting both our Completion Solutions and Production Solutions segments are labor costs, materials and freight, the costs of maintaining our equipment, and fuel costs. Our direct labor costs vary with the amount of equipment deployed and the utilization of that equipment. Another key component of labor cost relates to the ongoing training of our field service employees, which improves safety rates and reduces employee attrition.

How We Evaluate Our Operations

We evaluate our performance based on a number of financial and non-financial measures, including the following:

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

•

Adjusted gross profit (excluding depreciation and amortization) and adjusted gross profit margin: Adjusted gross profit (excluding depreciation and amortization) is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment adjusted gross profit (excluding depreciation and amortization) as segment revenues less segment direct and indirect costs of revenues (excluding depreciation and amortization). Costs of revenues include direct and indirect labor costs, costs of materials, maintenance of equipment, fuel and transportation freight costs, contract services, crew cost, and other miscellaneous expenses. Adjusted gross profit margin is calculated by dividing adjusted gross profit (excluding depreciation and amortization) by revenue. Our management continually evaluates our adjusted gross margin percentage and our adjusted gross margin percentage by segment to determine how each segment is performing. This metric aids management in capital resource allocation and pricing decisions. See “Non-GAAP Financial Measures” below.

•

Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) before interest expense, taxes, and depreciation and amortization, further adjusted for (i) impairment of goodwill and other intangible assets, (ii) transaction expenses related to acquisitions or the Combination (iii) loss from discontinued operations, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on equity investment, (vi) stock-based compensation expense, (vii) loss or gain on sale of property and equipment and (viii) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as costs related to legal expenses and settlement costs related to litigation outside the ordinary course of business and restructuring costs. Our management believes Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. See “Non-GAAP Financial Measures” below.

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

Factors Affecting the Comparability of our Future Results of Operations to our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below:

•

Public company expenses: We have only been a publicly traded company since the first quarter of 2018. We incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including costs associated with hiring new personnel, annual and quarterly reports to stockholders, quarterly tax provision preparation, independent auditor fees, expenses relating to compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), listing standards of the New York Stock Exchange and the Sarbanes-Oxley Act of 2002, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs, and independent director compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations.

•

The Magnum Acquisition: Our historical results of operations do not include the impact of the Magnum Acquisition. As a result of the Magnum Acquisition and the application of purchase accounting, our assets and liabilities will be adjusted to their estimated fair market value as of the closing date of the Magnum Acquisition. We anticipate that these adjusted valuations will result in an increase in our operating expenses due to the increased carrying value of our fixed assets and the amortization of our intangible assets with finite lives. Additionally, the excess of the total purchase price over the estimated fair value of our assets and liabilities at closing will be allocated to goodwill. A preliminary assessment of the estimated fair value of our assets indicates that the value at which we carry our goodwill and intangible assets will increase significantly. For goodwill and indefinite-lived intangible assets, an assessment of impairment will be performed annually or when there is an indication an impairment may have occurred. Intangible assets with finite lives are tested for impairment whenever events or changes in facts and circumstances indicate that their carrying amount may not be recoverable. An intangible asset with a finite life will be amortized on a straight-line basis of its estimated useful life.

As a result of the Magnum Acquisition, our completion tools line will constitute a larger portion of our business. We expect that the Magnum Acquisition will generate additional free cash flow, reduce overall capital intensity and improve our margins. We also expect that the Magnum Acquisition will further diversify our basin exposure and add significant size and scale. For more information regarding Magnum and the Magnum Acquisition, see “Recent Events – Magnum Acquisition”.

•

Increased leverage: We incurred significant indebtedness in connection with the consummation of the Magnum Acquisition and our total indebtedness and related interest expense will be significantly higher than prior to the Magnum Acquisition. Immediately after the consummation of the Magnum Acquisition on October 25, 2018, we had approximately $435.0 million of outstanding long-term debt, consisting of the Senior Notes and borrowings under the 2018 ABL Credit Facility, compared to the outstanding indebtedness of $115.3 million, consisting of borrowings under the 2018 IPO Credit Facility, as of September 30, 2018.

Industry Trends and Outlook

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. Oil and natural gas prices declined significantly between the third quarter of 2014 and the first quarter of 2016. However, oil and natural gas prices have since gradually increased throughout 2017 into 2018 thus far. The continued price improvement, along with operational efficiencies has stimulated an increase in onshore North American completion activity, and if the current price environment holds at or near these levels or continues to improve, we expect a further increase in demand for our services. As the demand for our services and complexity and efficiencies of our jobs increase, we anticipate the ability to increase prices for our services, creating more favorable margins for the services we provide.

The increase in high-intensity, high-efficiency completions of oil and gas wells further enhances the demand for our services. We compete with a limited number of service companies for the most complex and technically demanding wells in which we specialize, which are characterized by extended laterals, increased stage spacing, multi-well pads and cluster spacing, and high proppant loads. These well characteristics lead to increased operating leverage and returns for us, as we are able to complete more jobs and stages with the same number of units and crews. Service providers for these projects are selected based on their technical expertise and ability to execute safely and efficiently, rather than only price.

Results of Operations

Results for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenues
Completion Solutions	$196,608	$128,623	$67,985
Production Solutions	21,819	19,544	2,275
	218,427	148,167	70,260
Cost of revenues (1)
Completion Solutions	147,178	103,056	44,122
Production Solutions	18,704	16,853	1,851
	165,882	119,909	45,973
Adjusted gross profit (excluding depreciation and amortization)
Completion Solutions	49,430	25,567	23,863
Production Solutions	3,115	2,691	424
	52,545	28,258	24,287

General and administrative expenses	21,784	12,870	8,914
Depreciation	13,661	13,150	511
Amortization of intangibles	1,857	2,200	(343)
Loss on equity method investment	77	83	(6)
(Gain) loss on sale of property and equipment	(1,190)	148	(1,338)
Income (loss) from operations	16,356	(193)	16,549
Interest expense	1,568	4,093	(2,525)
Income (loss) before income taxes	14,788	(4,286)	19,074
Provision for income taxes	1,130	766	364
Net income (loss)	$13,658	$(5,052)	$18,710

(1)	Excludes depreciation and amortization, shown separately below.

Revenues

Revenue increased $70.3 million, or 47%, to $218.4 million for the third quarter of 2018, primarily due to an increase in activity across both our Completion Solutions and Production Solutions segments. Both of our segments depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices, which showed improvement during 2017 and through the three months ended September 30, 2018. During 2017, the closing price of oil reached a high of $60.42 per barrel, and the closing price of natural gas reached a high of $3.50 per MMBtu. During the third quarter of 2018, the closing price per barrel of oil reached $74.14, and the closing price of natural gas reached a high of $3.06 per MMBtu.

The increase in revenue by reportable segment is discussed below.

Completion Solutions: Revenue increased $68.0 million, or 53%, to $196.6 million for the third quarter of 2018, primarily due to a significant increase in completions activity and increased pricing in response to the improvement of industry conditions in comparison to the third quarter of 2017. The increase in demand and price for our services resulted from our customers increasing their North American capital expenditures, as well as drilling and completing more new wells in the third quarter of 2018 compared to the third quarter of 2017. Wireline revenue increased 77% for the third quarter of 2018, reflecting improved pricing and increased activity; total wireline stages completed increased 34% due to the increase in overall market activity. Completion tools revenue increased 67%, reflecting a 102% increase in stages; tools revenue per stage fell 17% due to the transition to a higher volume of plugs sold versus sleeves, reflective of the market change. Cementing revenue increased by 50%, primarily due to a 45% increase in job count and improved pricing. Coiled tubing services revenue increased 25% mainly due to improved pricing, as total job count increased by 4%.

Production Solutions: Revenue increased $2.3 million, or 12%, to $21.8 million for the third quarter of 2018. Rig activity, measured in hours worked, decreased 1%, but was more than offset by improved pricing, an increase in non-rig work and third-party costs charged to customers.

Cost of Revenues

Cost of revenues increased $46.0 million, or 38%, to $165.9 million for the third quarter of 2018. The increase was a result of an increase in revenue-generating activity related to improvement in the oil and gas market. Materials installed in wells and consumed while performing services increased $22.7 million. Employee costs increased $17.4 million and other costs, mostly related to improved levels of activity, increased $5.9 million.

The increase in cost of revenues by reportable segment is discussed below.

Completion Solutions: Cost of revenues increased $44.1 million, or 43%, to $147.2 million for the third quarter of 2018. Costs related to materials installed in wells and consumed while performing services increased $22.2 million, primarily as a result of the increased level of activity. Employee costs increased $16.7 million, as headcount was increased in response to the increase in activity and revenue. Other costs, such as repair and maintenance, vehicle, freight and travel costs, increased $5.2 million, primarily as a result of the increased level of activity.

Production Solutions: Cost of revenues increased $1.9 million, or 11%, to $18.7 million for the third quarter of 2018. Costs related to materials consumed while performing services increased $0.5 million, primarily as a result of the increased level of activity. Employee costs increased by $0.7 million, due in part to reinstatement of salaries that were previously reduced. Other costs increased by $0.7 million, primarily as a result of the increased level of activity.

Adjusted Gross Profit (Excluding Depreciation and Amortization)

Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $23.9 million to $49.4 million for the third quarter of 2018 due to the factors described above under “Revenues” and “Cost of Revenues.”

Production Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $0.4 million to $3.1 million for the third quarter of 2018 as a result of the factors described above under “Revenues” and “Cost of Revenues.”

General and Administrative Expenses

General and administrative expenses increased $8.9 million to $21.8 million for the third quarter of 2018. The increase was primarily due to higher employee and other costs related to the level of business activity, expenses related to business acquisitions and costs inherent in being a public company. General and administrative expenses as a percentage of revenue was 10% for the third quarter of 2018, compared to 9% for the third quarter of 2017.

Depreciation

Depreciation expense increased $0.5 million to $13.7 million for the third quarter of 2018, primarily due to an increase in capital expenditures in comparison to the third quarter of 2017.

Amortization of Intangibles

Amortization of intangibles decreased $0.3 million to $1.9 million for the third quarter of 2018, primarily due to the write-off of intangible assets in one of the Completion Solutions operating units in 2017.

Interest Expense

Interest expense decreased $2.5 million to $1.6 million for the third quarter of 2018. The decrease was primarily a result of the reduction in debt in January 2018 in connection with the IPO and the effectiveness of the 2018 IPO Credit Agreement (as defined below).

Provision for Income Taxes

Our effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.

Our effective tax rate was 7.6% and (17.9%) for the third quarter of 2018 and 2017, respectively. The change in effective tax rate for the third quarter of 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liabilities in states where income is expected to exceed available net operating losses.

Adjusted EBITDA

Adjusted EBITDA increased $20.3 million to $38.4 million for the third quarter of 2018. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenues
Completion Solutions	$536,363	$331,050	$205,313
Production Solutions	61,363	58,330	3,033
	597,726	389,380	208,346
Cost of revenues (1)
Completion Solutions	414,606	275,711	138,895
Production Solutions	53,094	47,190	5,904
	467,700	322,901	144,799
Adjusted gross profit (excluding depreciation and amortization)
Completion Solutions	121,757	55,339	66,418
Production Solutions	8,269	11,140	(2,871)
	130,026	66,479	63,547

General and administrative expenses	53,282	37,628	15,654
Depreciation	39,982	40,326	(344)
Amortization of intangibles	5,653	6,601	(948)
Loss on equity method investment	270	255	15
(Gain) loss on sale of property and equipment	(1,701)	4,793	(6,494)
Income (loss) from operations	32,540	(23,124)	55,664
Interest expense	6,313	11,780	(5,467)
Income (loss) before income taxes	26,227	(34,904)	61,131
Provision for income taxes	1,875	2,967	(1,092)
Net income (loss)	$24,352	$(37,871)	$62,223

(1)	Excludes depreciation and amortization, shown separately below.

Revenues

Revenue increased $208.3 million, or 54%, to $597.7 million for the first nine months of 2018, primarily due to an increase in activity across both our Completion Solutions and Production Solutions segments. Both of our segments depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices, which showed improvement during 2017 and through the first nine months of 2018. During 2017, the closing price of oil reached a high of $60.42 per barrel, and the closing price of natural gas reached a high of $3.50 per MMBtu. During the first nine months of 2018, the closing price per barrel of oil reached $74.15, and the closing price of natural gas reached a high of $3.20 per MMBtu. The increase in revenue by reportable segment is discussed below.

The increase in revenue by reportable segment is discussed below.

Completion Solutions: Revenue increased $205.3 million, or 62%, to $536.4 million for the first nine months of 2018 due to a significant increase in completions activity and increased pricing in response to the improvement of industry conditions. The increase in demand and price for our services resulted from our customers increasing their North American capital expenditures and drilling and completing more new wells in the first nine months of 2018. Wireline revenue increased 93% for the first nine months of 2018 due to improved pricing and activity; total wireline stages completed increased 54% due to the increase in overall market activity. Completion tools revenue increased 63%, reflecting a 106% increase in stages; completion tools revenue per stage fell 21% due to a transition to a higher volume of plugs sold versus sleeves, reflective of the market change. Cementing revenue increased by 45% due to an 18% increase in job count and improved pricing. Coiled tubing services revenue increased 48% on a 19% increase in total jobs and pricing increases.

Production Solutions: Revenue increased $3.0 million, or 5%, to $61.4 million for the first nine months of 2018. Rig activity, measured in hours worked, decreased 4%, but was more than offset by improved pricing, an increase in non-rig work and third-party costs charged to customers.

Cost of Revenues

Cost of revenues increased $144.8 million, or 45%, to $467.7 million for the first nine months of 2018. The increase was a result of an increase in revenue-generating activity related to improvement in the oil and gas market. Materials installed in wells and consumed while performing services increased $68.6 million. Compensation and benefits increased by $55.3 million and other costs, mostly related to improved levels of activity, increased $20.9 million.

The increase in cost of revenues by reportable segment is discussed below.

Completion Solutions: Cost of revenues increased $138.9 million, or 50%, to $414.6 million for the first nine months of 2018. Costs related to materials installed in wells and consumed while performing services increased $68.1 million, primarily as a result of the increased level of activity. Employee costs increased $52.1 million and other costs, such as repair and maintenance, vehicle and travel costs, increased by $18.7 million, in each case, primarily as a result of the increased level of activity.

Production Solutions: Cost of revenues increased $5.9 million, or 13%, to $53.1 million for the first nine months of 2018. Employee costs increased by $3.2 million, due in part to reinstatement of salaries that were previously reduced. Materials consumed in performing services increased $0.5 million and other costs increased $2.2 million, in each case, primarily as a result of increased level of activity.

Adjusted Gross Profit (Excluding Depreciation and Amortization)

Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $66.4 million to $121.8 million for the first nine months of 2018 due to the factors described above under “Revenue” and “Cost of Revenues.”

Production Solutions: Adjusted gross profit (excluding depreciation and amortization) decreased $2.9 million to $8.3 million for the first nine months of 2018 as a result of the factors described above under “Revenue” and “Cost of Revenues.”

General and Administrative Expenses

General and administrative expenses increased $15.7 million to $53.3 million for the first nine months of 2018. The increase was primarily due to higher employee and other costs related to the level of business activity, expenses related to our IPO and business acquisitions and costs inherent in being a public company. Additionally, there was a $1.3 million increase in loss on revaluation of the contingent liability related to the purchase of Pat Greenlee Builders, LLC (“Scorpion”). General and administrative expenses as a percentage of revenue was 9% for the first nine months of 2018, as compared with 10% for the first nine months of 2017.

Depreciation

Depreciation expense decreased $0.3 million to $40.0 million for the first nine months of 2018. The decrease resulted primarily from an increase in the disposal of property and equipment during the first nine months of 2018.

Amortization of Intangibles

Amortization of intangibles decreased $0.9 million to $5.7 million for the first nine months of 2018. The decrease resulted from the write-off of intangibles in one of the Completion Solutions operating units during 2017.

Interest Expense

Interest expense decreased $5.5 million to $6.3 million for the first nine months of 2018. The decline was primarily a result of the reduction in debt in January 2018 in connection with the IPO and the effectiveness of the 2018 IPO Credit Agreement (as defined below).

Provision for Income Taxes

Our effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.

Our effective tax rate was 7.1% and (8.5%) for the first nine months of 2018 and 2017, respectively. The change in effective tax rate for the first nine months of 2018 was primarily attributable to changes in pre-tax book income and valuation allowance positions as well as tax liabilities in states where income is expected to exceed available net operating losses.

Adjusted EBITDA

Adjusted EBITDA increased $53.2 million to $93.1 million for the first nine months of 2018. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.

We define EBITDA as net income (loss) before interest expense, depreciation, amortization of intangibles, and provision for income taxes. EBITDA is not a measure of net income or cash flows as determined by U.S. generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as EBITDA further adjusted for (i) impairment of goodwill and other intangible assets, (ii) transaction expenses related to acquisitions or the Combination, (iii) loss from discontinued operations, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on equity investment, (vi) stock-based compensation expense, (vii) loss or gain on sale of property and equipment and (viii) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as costs related to legal expenses and settlement costs related to litigation outside the ordinary course of business and restructuring costs.

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

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
EBITDA reconciliation:
Net income (loss)	$13,658	$(5,052)	$24,352	$(37,871)
Interest expense	1,568	4,093	6,313	11,780
Depreciation	13,661	13,150	39,982	40,326
Amortization of intangibles	1,857	2,200	5,653	6,601
Provision for income taxes	1,130	766	1,875	2,967
EBITDA	$31,874	$15,157	$78,175	$23,803

Adjusted EBITDA reconciliation:
EBITDA	$31,874	$15,157	$78,175	$23,803
Transaction expenses	2,320	50	2,697	3,415
Loss on revaluation of contingent liabilities (1)	45	277	1,715	421
Loss on equity method investment	77	83	270	255
Stock-based compensation expense	3,508	2,185	9,719	6,380
(Gain) loss on sale of property and equipment	(1,190)	148	(1,701)	4,793
Legal fees and settlements (2)	1,721	188	2,203	778
Adjusted EBITDA	$38,355	$18,088	$93,078	$39,845

(1)

Loss on revaluation of contingent liabilities relates to our acquisition of Scorpion to be paid in shares of our common stock and in cash, contingent upon quantities of Scorpion Composite Plugs sold during 2016 and gross margin related to the product sales for three years following the acquisition.

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

The following table provides an explanation of our calculation of ROIC for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss)	$13,658	$(5,052)	$24,352	$(37,871)
Add back:
Interest expense	1,568	4,093	6,313	11,780
Taxes on interest	(330)	(1,433)	(1,326)	(4,123)
After-tax net operating profit (loss)	$14,896	$(2,392)	$29,339	$(30,214)
Total capital as of prior period-end/year-end:
Total stockholders' equity	$472,180	$298,883	$287,358	$288,186
Total debt	115,274	256,072	242,235	245,888
Less cash and cash equivalents	(70,860)	(12,127)	(17,513)	(4,074)
Total capital	$516,594	$542,828	$512,080	$530,000
Total capital as of period-end:
Total stockholders' equity	$490,630	$315,987	$490,630	$315,987
Total debt	115,274	240,840	$115,274	240,840
Less cash and cash equivalents	(86,534)	(30,171)	(86,534)	(30,171)
Total capital	$519,370	$526,656	$519,370	$526,656
Average total capital	$517,982	$534,742	$515,725	$528,328
ROIC	11.50%	(2)%	8%	(8)%

Adjusted Gross Profit (Excluding Depreciation and Amortization)

GAAP defines gross profit as revenues less cost of revenues and includes depreciation and amortization in costs of revenues. We define adjusted gross profit (excluding depreciation and amortization) as revenues less cost of revenues excluding depreciation and amortization. This measure differs from the GAAP definition of gross profit because we do not include the impact of depreciation and amortization, which represent non-cash expenses.

Management uses adjusted gross profit (excluding depreciation and amortization) to evaluate operating performance and to determine resource allocation between segments. We prepare adjusted gross profit (excluding depreciation and amortization) to eliminate the impact of depreciation and amortization because we do not consider depreciation and amortization indicative of our core operating performance. Adjusted gross profit (excluding depreciation and amortization) should not be considered as an alternative to gross profit (loss), operating income (loss), or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted gross profit (excluding depreciation and amortization) may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted gross profit (excluding depreciation and amortization) or similarly titled measures in the same manner as we do.

The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Calculation of gross profit
Revenues	$218,427	$148,167	$597,726	$389,380
Cost of revenues (exclusive of depreciation and amortization)	165,882	119,909	467,700	322,901
Depreciation (related to cost of revenues)	13,434	12,927	39,319	39,658
Amortization of intangibles	1,857	2,200	5,653	6,601
Gross profit	$37,254	$13,131	$85,054	$20,220
Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit	$37,254	$13,131	$85,054	$20,220
Depreciation (related to cost of revenues)	13,434	12,927	39,319	39,658
Amortization of intangibles	1,857	2,200	5,653	6,601
Adjusted gross profit (excluding depreciation and amortization)	$52,545	$28,258	$130,026	$66,479

Liquidity and Capital Resources

Sources and Uses of Liquidity

Historically, we have met our liquidity needs principally from cash flows from operating activities, external borrowings, and capital contributions. Our principal uses of cash are to fund capital expenditures and acquisitions, to service our outstanding debt, and to fund our day to day operations. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.

In addition, our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, the level of drilling, completion and production activity for North American onshore oil and natural gas resources, and financial and business and other factors, many of which are beyond our control.

Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.

At September 30, 2018, we had $86.5 million of cash and cash equivalents and $49.5 million of availability under the 2018 IPO Credit Agreement, which resulted in a total liquidity position of $136.0 million.

Initial Public Offering

In January 2018, we completed our IPO of 8,050,000 shares of common stock (including 1,050,000 shares pursuant to an over-allotment option) at a price to the public of $23.00 per share pursuant to a registration statement on form S-1 (File 333-217601), as amended and declared effective by the SEC on January 18, 2018. After subtracting approximately $16.9 million of underwriting discounts, commissions and offering expenses, we received net proceeds of approximately $168.3 million from our IPO. We used these proceeds, together with borrowings under the 2018 IPO Term Loan Credit Facility (as defined below), to repay all indebtedness under our prior term loan and the Beckman term loan (together, the “Legacy Term Loans”) and under our prior revolving credit facility and the Beckman revolving credit facility (together, the “Legacy Revolving Credit Facilities”), as more fully described below, to prepay $9.7 million of the borrowings under the 2018 IPO Term Loan Credit Facility, as well as for general corporate purposes. No payments, fees or expenses have been paid, directly or indirectly, to any of our officers, directors or associates, holders of 10% or more of any class of our equity securities or other affiliates.

2018 IPO Credit Agreement

On September 14, 2017, we entered into a new credit agreement (as amended on November 20, 2017, the “2018 IPO Credit Agreement”) with JP Morgan as administrative agent, and certain other financial institutions that became effective upon the consummation of the IPO in January 2018 (the “Effective Date”). Pursuant to the terms of the 2018 IPO Credit Agreement, we and our domestic restricted subsidiaries were entitled to borrow $125.0 million of term loans (the “2018 IPO Term Loan Credit Facility”), which we drew in full on the Effective Date. In January 2018, we also made a mandatory prepayment of $9.7 million against the 2018 IPO Term Loan Credit Facility, which approximated 50.0% of the estimated net proceeds from the IPO in excess of $150.0 million, as prescribed under the 2018 IPO Credit Agreement.

In addition, under the 2018 IPO Credit Agreement, we and our domestic restricted subsidiaries were entitled to borrow up to $50.0 million (including letters of credit) as revolving credit loans under the revolving commitments (the “2018 IPO Revolving Credit Facility”). At September 30, 2018, the 2018 IPO Revolving Credit Facility had an undrawn capacity of $49.5 million, which was net of a $0.5 million outstanding letter of credit.

Concurrent with the effectiveness of the 2018 IPO Credit Agreement, using proceeds received from the IPO and borrowings under the 2018 IPO Term Loan Credit Facility, we repaid all indebtedness under the Legacy Term Loans and Legacy Revolving Credit Facilities in the first quarter of 2018, which approximated $242.2 million. In addition, for the first quarter of 2018, we wrote off approximately $0.7 million in deferred financing costs associated with the Legacy Term Loans and the Legacy Revolving Credit Facilities.

All of the obligations under the 2018 IPO Credit Agreement were secured by first priority perfected security interests (subject to permitted liens) in substantially all of the personal property of us and our domestic restricted subsidiaries, excluding certain assets.

Loans to us and our domestic restricted subsidiaries under the 2018 IPO Credit Agreement were either base rate loans or LIBOR loans. The applicable margin for base rate loans varied from 1.50% to 2.75%, and the applicable margin for LIBOR loans varied from 2.50% to 3.75%, in each case depending on our leverage ratio. Interest rates averaged 5.5% during the nine months ended September 30, 2018. We were permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs. In addition, a commitment fee of 0.50% per annum was charged on the average daily unused portion of the revolving commitments. Such commitment fee was payable quarterly in arrears.

The 2018 IPO Credit Agreement contained various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Financial covenants under the 2018 IPO Credit Agreement included a maximum total leverage ratio, an asset coverage ratio and a fixed charge coverage ratio, each of which was calculated on a quarterly basis. We were in compliance with all debt covenants under the 2018 IPO Credit Agreement as of September 30, 2018.

On October 25, 2018, we fully repaid and terminated the 2018 IPO Credit Agreement as more fully described in “Recent Events”.

Unamortized deferred financing costs associated with the 2018 IPO Term Loan Credit Facility were $1.2 million at September 30, 2018. These costs were being amortized through the maturity date of the 2018 IPO Term Loan Credit Facility using the effective interest method. We wrote off these deferred financing costs on October 25, 2018 in conjunction with the termination of the 2018 IPO Credit Agreement.

Cash Flows

Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities	$50,756	$3,775
Investing activities	(26,011)	(29,816)
Financing activities	44,559	52,223
Impact of foreign exchange rate on cash	(283)	(85)
Net change in cash and cash equivalents	$69,021	$26,097

Operating Activities

Net cash provided by operating activities was $50.8 million for the nine months ended September 30, 2018 compared to $3.8 million provided by operating activities for the nine months ended September 30, 2017. The $47.0 million increase in operating cash flow was primarily due to the general improvement in profitability.

Investing Activities

Net cash used in investing activities was $26.0 million for the nine months ended September 30, 2018, a decrease in cash used of $3.8 million from the nine months ended September 30, 2017. The decrease in cash flow used in investing activities was mainly attributable to a $2.4 million increase in proceeds received from sales of property and equipment including casualty losses. Additionally, the nine months ended September 30, 2017 included a $1.0 million investment in a company that is developing technology expected to enhance our service offerings.

Financing Activities

Net cash provided by financing activities totaled $44.6 million for the nine months ended September 30, 2018, a decrease in cash provided of $7.7 million from the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net proceeds from the IPO and other share issuances totaled $171.8 million, and borrowings under the 2018 IPO Credit Agreement totaled $125.0 million. These proceeds were $181.9 million higher than the net proceeds from share issuances and borrowings in the nine months ended September 30, 2017. Additionally, payments on debt of $251.9 million for the nine months ended September 30, 2018, including payment of all debt outstanding under the Legacy Term Loans and Legacy Revolving Credit Facilities, were $192.4 million greater than payments on debt for the nine months ended September 30, 2017.

Contractual Obligations

Other than as disclosed in Note 7 – Debt Obligations in Item 1 of Part I of this Quarterly Report on Form 10-Q, our contractual obligations at September 30, 2018 did not change materially, outside the normal course of business, from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, as of September 30, 2018.

Recent Accounting Pronouncements

See Note 3 – New Accounting Standards included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information previously disclosed in Item 7A of Part II included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, and due to the material weaknesses in internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we have various claims, lawsuits, and administrative proceedings that are pending or threatened with respect to personal injury, workers’ compensation, contractual matters, and other matters. Although no assurance can be given with respect to the outcome of these and the effect such outcomes may have, we believe any ultimate liability resulting from the outcome of such claims, lawsuits, or administrative proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our business, operating results, or financial condition.

We have been named in the following proceeding:

Christina Sparks, et al v. Pioneer Natural Resources, et al., Filed in the District Court, 142nd Judicial District, Midland County, Texas. On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources USA, Inc. (“Pioneer Natural Resources”), resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleges, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims. The plaintiffs and intervenors are seeking money damages, including punitive damages. Discovery proceedings are underway in this matter, and trial is scheduled for mid-2019.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in disclosed in “Risk Factors” in Item 1A of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

We may be unable to successfully integrate the acquired assets and operations or to realize anticipated revenues, cost savings,

or other benefits of the Magnum Acquisition.

Because the Magnum Acquisition involves the combination of two companies that have operated independently, we will need to devote significant management attention and resources to integrating business practices, cultures, and operations of each business. Our ability to achieve the anticipated benefits of the Magnum Acquisition will depend in part upon whether we can integrate the acquired assets and operations into our existing businesses in an efficient and effective manner. Potential difficulties we may encounter as part of the integration process include:

•	the inability to successfully combine our respective businesses in a manner that permits us to achieve the cost savings, synergies, and other anticipated benefits from the Magnum Acquisition;
•

the challenge of integrating complex systems, operating procedures, compliance programs, technology, networks, and other assets while carrying on our ongoing business in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	the challenge of managing the expanded operations of a larger and more complex company and coordinating geographically separate organizations; and
•

potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with the Magnum Acquisition, including cash costs of integration that may exceed what we currently anticipate.

Any one of these factors could result in increased costs, decreases in the amount of anticipated benefits and diversion of management’s attention, which could materially impact our business, financial condition, and results of operations. In addition, even following successful integration, the anticipated benefits of the Magnum Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Certain product lines acquired in the Magnum Acquisition are subject to the risk of supplier concentration.

Certain of the product lines acquired in the Magnum Acquisition depend on a limited number of third-party suppliers and vendors. As a result of this concentration in some supply chains, our business and operations could be negatively affected if certain key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. The partial or complete loss of any one of those key suppliers, or a significant adverse change in the relationship with any such suppliers, through consolidation or otherwise, may limit our ability to manufacture and sell certain of our product lines acquired in the Magnum Acquisition.

Intense competition in the markets for our dissolvable plug products may lead to pricing pressures, reduced sales, or reduced market share.

The oil and natural gas industry is intensely competitive and has been characterized by price erosion for new technologies as additional competing products enter the market. We may be unable to maintain the current pricing and profitability of our dissolvable plug products, including the products acquired in the Magnum Acquisition, in the future, which could harm our business.

We compete with major domestic and international oilfield services companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we do. We have experienced pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions. Likewise, our customers may seek pricing declines more precipitously than our ability to reduce costs, leaving us unable to achieve or maintain pricing to our customers at a level sufficient to cover our costs.

We have been able to moderate average selling price declines in many of our proprietary product lines by continuing to introduce new and differentiated products with more valuable features and higher prices. However, there can be no assurance that we will be able to do so in the future. If the amounts we are able to charge customers for our dissolvable plug products decline significantly or are insufficient to cover our costs, that could have a material adverse effect on our financial condition, results of operations, and cash flows.

We have incurred and will continue to incur significant transaction and acquisition-related costs in connection with the Magnum Acquisition.

We have incurred and will continue to incur significant costs associated with the Magnum Acquisition and combining the operations of Magnum with our operations. The substantial majority of the expenses resulting from the Magnum Acquisition will be composed of transaction costs related to the Magnum Acquisition and our integration efforts. These fees and costs may be substantial and include fees paid to legal financial and accounting advisors, filing fees, and printing costs. Additional unanticipated costs may be incurred in the integration of Magnum’s business, including through the consolidation of our operations, workforce, information technology, and accounting systems. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the acquired assets with our assets, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Following the Magnum Acquisition, our overall level of debt obligations increased, which could adversely affect us.

Following the Magnum Acquisition, our overall debt level increased significantly. As of September 30, 2018, we had an aggregate outstanding principal balance of approximately $115.3 million under the 2018 IPO Credit Agreement. In connection with the Magnum Acquisition, although we fully repaid our aggregate outstanding principal balance and terminated the 2018 IPO Credit Agreement, we incurred significant indebtedness. On October 25, 2018, in connection with the Magnum Acquisition, we issued an aggregate principal amount of $400.0 million of Senior Notes and borrowed $35.0 million under the 2018 ABL Credit Facility.

Our increased level of debt and other obligations following the Magnum Acquisition could have significant adverse consequences on our business and future prospects, including the following:

•	we may not be able to obtain additional financing in the future on acceptable terms or at all for working capital, capital expenditures, acquisitions, debt service requirements, or other purposes;
•	less-levered competitors could have a competitive advantage because they have lower debt service requirements;

•	credit rating agencies could downgrade our credit ratings following the Magnum Acquisition below currently expected levels; and
•	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our competitors.

We are subject to complex U.S. and foreign laws and regulations governing anti-corruption and export controls and economic sanctions.

The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act (“UKBA”), Canada’s Corruption of Foreign Public Officials Act (the “CFPOA”), and similar anti-bribery and anticorruption laws generally prohibit companies and their intermediaries from making improper payments or improperly providing anything of value for the purpose of obtaining or retaining business. Following the Magnum Acquisition, we now operate and make sales in parts of the world that may be viewed as higher risk for corruption or may have experienced some corruption in the past, and in some instances, strict compliance with the FCPA, UKBA, CFPOA, and similar anti-bribery laws may conflict with local practices. We are also subject to export control and economic sanctions laws and regulations, including those implemented by the U.S. Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the European Union and its member States, Her Majesty’s Treasury of the United Kingdom, and other relevant sanctions authorities. These measures can prohibit or restrict transactions and dealings with certain designated persons and in certain countries in which we conduct business. Despite efforts to ensure compliance, there can be no assurance that our directors, officers, employees, agents, and third-party intermediaries will comply with such laws and regulations. We can be held liable for violations under such laws and regulations either due to our acts or omissions or due to the acts or omissions of others, including intermediaries working on our behalf.

If we fail to comply with applicable laws and regulations, including those referred to above, we may be subject to criminal and civil penalties or other sanctions, which could harm our reputation and have a material adverse impact on our business, financial condition, results of operations, and prospects. Any investigation of any actual or alleged violations of such laws could also harm our reputation or have an adverse impact on our business, financial condition, results of operations, and prospects. Additionally, we could face other third-party claims by agents, shareholders, debt holders, or other interest holders or constituents of our company. Our customers in relevant jurisdictions could seek to impose penalties or take other actions adverse to our interests, and we may be required to dedicate significant time and resources to investigate and resolve allegations of misconduct, regardless of the merit of such allegations. Furthermore, compliance with this additional regulatory burden could increase our operating or other costs.

The Magnum Acquisition could expose us to additional liabilities.

We have assumed certain potential liabilities relating to Magnum, and we could be exposed to additional unknown and contingent liabilities associated with the acquired business, including post-closing tax obligations and other liabilities for activities of Magnum before the consummation of the Magnum Acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities. We have performed a certain level of due diligence in connection with the Magnum Acquisition and have attempted to verify the representations made by Magnum, but there may be liabilities related to Magnum of which we are unaware. There is a risk that we could ultimately be liable for obligations such as post-closing tax obligations relating to Magnum for which indemnification is either not available or not sufficient, which could materially adversely affect our business, results of operations, and cash flow.

During the 2019 fiscal year we may no longer qualify as an “emerging growth company,” and we may no longer be able to take advantage of certain exemptions from various reporting requirements.

During the 2019 fiscal year, we may no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are emerging growth companies. Following the time that we are no longer an “emerging growth company,” we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Further, we will not be able to take advantage of the same reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that smaller reporting companies are permitted to provide or exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation, frequency of approval of executive compensation, and of any golden parachute payments not previously approved. In addition, we will no longer be able to take advantage of Section 107 of the JOBS Act that provides that an emerging growth company may take advantage of the extended transition period provided in the Securities Act of 1933, as amended, and the Exchange Act for complying with new or revised accounting standards. Compliance with these additional rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources.

Changes in United States federal income tax law may have an adverse effect on our cash flows, results of operations, or financial condition overall.

The final version of the tax reform bill commonly known as the Tax Cuts and Jobs Act (the “Tax Reform”) signed into law on December 22, 2017 may affect our cash flows, results of operations, and financial condition. Among other items, the Tax Reform provided for a new limitation on the deduction for net interest expense. Given the scope of this law and the potential interdependency of its changes, it is difficult at this time to assess whether the overall effect of the Tax Reform will be cumulatively positive or negative for our earnings and cash flow, but such changes may adversely impact our financial results.

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

10.1

Indemnification Agreement, dated as of August 9, 2018, by and between Nine Energy Service, Inc. and Darryl Willis (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on August 10, 2018).

10.2

Amended and Restated Employment Agreement, dated August 28, 2018, by and between Nine Energy Service, LLC and Ann G. Fox (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on August 30, 2018).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

*	Filed herewith
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
†	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	November 13, 2018	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2018	By:	/s/ Clinton Roeder
Clinton Roeder
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)