Form 10-Q
period 2019-03-31
Nine Energy Service, Inc.
filed 2019-05-08
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO
Commission File Number: 001-38347
__________________________________________________________________
Nine Energy Service, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NINE	New York Stock Exchange
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 6, 2019 was 30,707,380.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018. These factors, some of which are beyond our control, include the following:

•	the level of capital spending and well completions by the onshore oil and natural gas industry;

•	oil and natural gas commodity prices;

•	general economic conditions;

•	our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled and qualified workers;

•	our ability to implement price increases or maintain existing prices on our products and services;

•	pricing pressures, reduced sales, or reduced market share as a result of intense competition in the markets for our dissolvable plug products;

•	our ability to accurately predict customer demand;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$31,157	$63,615
Accounts receivable, net	159,245	154,783
Inventories, net	98,053	91,435
Prepaid expenses and other current assets	20,608	15,717
Notes receivable from shareholders (Note 9)	7,094	7,626
Total current assets	316,157	333,176
Property and equipment, net	221,134	211,644
Definite-lived intangible assets, net	168,763	173,451
Goodwill	307,804	307,804
Indefinite-lived intangible assets	108,711	108,711
Other long-term assets	6,052	6,386
Total assets	$1,128,621	$1,141,172
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$47,688	$46,132
Accrued expenses	44,033	61,434
Current portion of capital lease obligations	992	665
Income taxes payable	853	57
Total current liabilities	93,566	108,288
Long-term liabilities
Long-term debt	405,498	424,978
Deferred income taxes	5,437	5,915
Long-term capital lease obligations	3,101	2,330
Other long-term liabilities	5,552	4,838
Total liabilities	513,154	546,349
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 30,782,600 and 30,163,408 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	308	302
Additional paid-in capital	749,508	746,428
Accumulated other comprehensive loss	(4,595)	(4,843)
Accumulated deficit	(129,754)	(147,064)
Total stockholders’ equity	615,467	594,823
Total liabilities and stockholders’ equity	$1,128,621	$1,141,172
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$229,705	$173,807
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	178,590	138,227
General and administrative expenses	19,939	14,365
(Gain) loss on revaluation of contingent liabilities	(13,955)	1,063
Depreciation	13,530	13,109
Amortization of intangibles	4,688	1,900
Loss on equity method investment	—	75
(Gain) loss on sale of property and equipment	(23)	370
Income from operations	26,936	4,698
Other expense
Interest expense	9,166	2,930
Total other expense	9,166	2,930
Income before income taxes	17,770	1,768
Provision for income taxes	460	93
Net income	$17,310	$1,675
Earnings per share
Basic	$0.59	$0.08
Diluted	$0.59	$0.08
Weighted average shares outstanding
Basic	29,150,996	21,902,519
Diluted	29,471,753	22,069,353
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$248	$(394)
Total other comprehensive income (loss), net of tax	248	(394)
Total comprehensive income	$17,558	$1,281
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Stockholders’ equity as of December 31, 2018	30,163,408	$302	$746,428	$(4,843)	$(147,064)	$594,823
Issuance of common stock under stock compensation plan	622,021	6	(6)	—	—	—
Stock-based compensation expense	—	—	3,153	—	—	3,153
Exercise of stock options	674	—	15	—	—	15
Vesting of restricted stock	(3,503)	—	(82)	—	—	(82)
Other comprehensive income	—	—	—	248	—	248
Net income	—	—	—	—	17,310	17,310
Stockholders’ equity as of March 31, 2019	30,782,600	$308	$749,508	$(4,595)	$(129,754)	$615,467

Stockholders’ equity as of December 31, 2017	15,810,540	$158	$384,965	$(3,684)	$(94,081)	$287,358
Issuance of common stock in IPO, net of offering costs	8,050,000	81	168,180	—	—	168,261
Other issuances of common stock	418,317	4	296	—	—	300
Stock-based compensation expense	—	—	2,240	—	—	2,240
Other comprehensive loss	—	—	—	(394)	—	(394)
Net income	—	—	—	—	1,675	1,675
Stockholders’ equity as of March 31, 2018	24,278,857	$243	$555,681	$(4,078)	$(92,406)	$459,440

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$17,310	$1,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,530	13,109
Amortization of intangibles	4,688	1,900
Amortization of deferred financing costs	746	853
Provision for (recovery of) doubtful accounts	47	(270)
Benefit for deferred income taxes	(478)	(47)
Provision for inventory obsolescence	1,338	—
Stock-based compensation expense	3,153	2,240
(Gain) loss on sale of property and equipment	(23)	370
(Gain) loss on revaluation of contingent liabilities	(13,955)	1,063
Loss on equity method investment	—	75
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	(4,402)	(16,387)
Inventories, net	(7,879)	406
Prepaid expenses and other current assets	(6,060)	757
Accounts payable and accrued expenses	(3,703)	11,357
Income taxes receivable/payable	796	140
Other assets and liabilities	780	66
Net cash provided by operating activities	5,888	17,307
Cash flows from investing activities
Proceeds from sales of property and equipment	477	1,096
Proceeds from property and equipment casualty losses	1,238	—
Proceeds from notes receivable payments	532	—
Purchases of property and equipment	(20,386)	(6,468)
Net cash used in investing activities	(18,139)	(5,372)
Cash flows from financing activities
Payments on revolving credit facilities	(20,000)	(96,182)
Proceeds from term loan	—	125,000
Payments on term loans	—	(155,701)
Payments on capital leases	(212)	—
Proceeds from issuance of common stock in IPO, net of offering costs	—	171,616
Proceeds from other issuances of common stock	—	300
Proceeds from exercise of stock options	15	—
Vesting of restricted stock	(82)	—
Cost of debt issuance	—	(1,385)
Net cash provided by (used in) financing activities	(20,279)	43,648
Impact of foreign currency exchange on cash	72	(196)
Net increase (decrease) in cash and cash equivalents	(32,458)	55,387
Cash and cash equivalents
Cash and cash equivalents beginning of year	63,615	17,513
Cash and cash equivalents end of period	$31,157	$72,900
Supplemental disclosures of cash flow information:
Cash paid for interest	$750	$2,105
Cash paid for income taxes	$132	$—
Capital expenditures in accounts payable and accrued expenses	$6,227	$2,264
Property and equipment obtained by capital lease	$1,310	$—
Receivable from property and equipment insurance	$24	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Company and Organization
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
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Financial Statements have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2018 and the Condensed Consolidated Statements of Stockholders’ Equity as of December 31, 2018 and 2017 are derived from audited Consolidated Financial Statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position have been included. These Condensed Consolidated Financial Statements include all accounts of the Company.
These Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Nine and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Such estimates include fair value assumptions used in purchase accounting and in analyzing goodwill, definite and indefinite-lived intangible assets, and property and equipment for possible impairment, useful lives used in depreciation and amortization expense, stock-based compensation fair value, estimated realizable value on excess and obsolete inventories, deferred taxes and income tax contingencies, and losses on accounts receivable. It is at least reasonably possible that the estimates used will change within the next year.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the presentation of “(Gain) loss on revaluation of contingent liabilities” as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

3. New Accounting Standards
Accounting Standards Update 2014-09
Background
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition guidance. The standard is based on the principle that revenue is recognized to depict the transfer of goods and services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and asset recognized from costs incurred to obtain or fulfill a contract. The FASB subsequently issued ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 which provide additional guidance around Topic 606. These amendments are encompassed in the Company’s reference to ASU No. 2014-09 below.
As an emerging growth company, the Company is permitted to, and will, apply ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018 and interim reporting periods within annual reporting periods beginning after December 15, 2019. In the fourth quarter of 2019, the Company, as an emerging growth company, expects to adopt ASU No. 2014-09 for the annual period ending December 31, 2019 (effective January 1, 2019) utilizing the modified retrospective approach. The Company will continue to report revenues under current accounting standards until it formally adopts ASU No. 2014-09.
Status of Management’s Implementation Efforts of ASU No. 2014-09
During 2018, in preparation for the adoption of ASU No. 2014-09, the Company reviewed the various types of customer contract arrangements for each of its businesses. These reviews included the following:

•	accumulating all customer contractual arrangements;

•	identifying the individual performance obligations pursuant to each arrangement;

•	quantifying the considerations under each arrangement;

•	allocating the consideration under each arrangement to the identified performance obligation; and

•	determining the timing of revenue recognition pursuant to each arrangement.
The Company has completed these contract reviews and has determined there will be no material adjustment to retained earnings upon adoption of ASU No. 2014-09, effective January 1, 2019. The Company is currently updating and implementing revised accounting system processes in order to capture information required to be disclosed under ASU No. 2014-09.
The Company has also begun updating its current accounting policies to align with revenue recognition practices under ASU No. 2014-09. In 2019, as part of its ongoing evaluation of contracts with customers, the Company will hold regular meetings with key stakeholders across the organization to determine any impact ASU No. 2014-09 may have on its current or new business processes. Additionally, the Company continues to evaluate its internal processes to address risks associated with incorporating ASU No. 2014-09. Upon adoption, the Company will also implement new internal controls associated with incorporating ASU No. 2014-09, which is not expected to result in a material change in its existing control environment.
Disclosure Requirements for ASU No. 2014-09
The Company’s disclosures related to revenue recognition will be significantly expanded under ASU No. 2014-09, specifically around the quantitative and qualitative information associated with performance obligations, changes in contract assets and liabilities, and the disaggregation of revenue. The Company is currently in the process of evaluating the impact of these disclosure requirements.

Other Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard, which requires the use of a modified retrospective transition approach, includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. Based on initial evaluation, the Company expects to include operating leases with durations greater than twelve months on its Condensed Consolidated Balance Sheets. The Company is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard. Although the standard is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the Company, as an emerging growth company, is permitted, and plans, to adopt the standard for the fiscal years beginning after December 15, 2019 and the interim periods within the fiscal years beginning after December 15, 2020.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the fiscal years beginning after December 15, 2018 and the interim periods within fiscal years beginning after December 15, 2019. The Company will apply the guidance retrospectively and is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this standard provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the integrated set of assets and activities is not a business. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements. Although the standard is generally effective for fiscal years beginning after December 15, 2017, the Company, as an emerging growth company, is permitted, and plans, to adopt the standard for the fiscal years beginning after December 15, 2018 and the interim periods within annual periods beginning after December 15, 2019. Entities are required to apply the guidance prospectively when adopted.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The ASU is required to be applied retrospectively, except the new Level 3 disclosure requirements are applied prospectively. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in ASU No. 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective for public businesses for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the annual reporting periods beginning after December 15, 2020 and the interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
4. Business Acquisitions
Magnum Acquisition
On October 25, 2018 (the “Closing Date”), pursuant to the terms of a Securities Purchase Agreement, dated October 15, 2018 (the “Magnum Purchase Agreement”), the Company acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC, and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum”) for approximately $334.5 million in upfront cash consideration, subject to customary adjustments, and 5.0 million shares of the Company’s common stock, which were issued to the sellers of Magnum in a private placement. The Magnum Purchase Agreement also includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2025 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019 (the “Magnum Earnout”).
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
The following table summarizes the fair value of purchase consideration transferred on the Closing Date:

Fair Value
(in thousands)
Proceeds from newly issued Senior Notes and 2018 ABL Credit Facility(1)	$296,622
Cash provided from operations	58,760
Total upfront cash consideration	$355,382

Issuance of the Company’s common shares	$177,350
Contingent consideration(2)	23,029
Total purchase consideration	$555,761
(1) Senior Notes and 2018 ABL Credit Facility are defined in Note 8 – Debt Obligations.

(2) The estimated fair value of the Magnum Earnout was based on a Monte Carlo simulation model with estimated outcomes ranging from $0 to $25.0 million. The estimated fair value of the Magnum Earnout is based upon available information and certain assumptions, known at the time of this Quarterly Report on Form 10-Q, which management believes are reasonable. Any difference in the actual Magnum Earnout from the estimated fair value of the Magnum Earnout will be recorded in operating income (loss) in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
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

The following table summarizes the preliminary allocation of the purchase price of the Magnum Acquisition to the assets acquired and liabilities assumed based on the fair value as of the Closing Date, with the excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill:

Purchase Price Allocation
(in thousands)
Cash and cash equivalents	$8,509
Accounts receivable, net	30,441
Income taxes receivable	272
Inventories, net	55,169
Prepaid expenses and other current assets	1,147
Property and equipment, net	3,729
Goodwill	225,839
Definite-lived intangible assets, net	148,000
Indefinite-lived intangible assets	96,000
Other long-term assets	1,055
Accounts payable	(3,626)
Accrued expenses	(10,759)
Other long-term liabilities	(15)
Total net assets acquired	$555,761
All goodwill acquired is attributable to expected synergies gained through the Magnum Acquisition as well as the assembled workforce. In addition, all goodwill acquired is included in the Completion Solutions segment and is deductible for tax purposes. For additional information on goodwill, see Note 6 – Goodwill and Intangible Assets.
Magnum’s results of operations are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss), as part of its Completion Solutions segment, for the three months ended March 31, 2019. It is impractical to quantify the contribution of Magnum since the Closing Date, as the business was fully integrated into the Company’s existing operations in 2018.
Frac Tech Acquisition
On October 1, 2018, pursuant to the terms and conditions of a Securities Purchase Agreement (the “Frac Tech Purchase Agreement”), the Company acquired Frac Technology AS, a Norwegian private limited company (“Frac Tech”) focused on the development of downhole technology, including a casing flotation tool and a number of patented downhole completion tools. This acquisition was not material to the Company’s Condensed Consolidated Financial Statements.

5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $2.9 million and $1.9 million at March 31, 2019 and December 31, 2018, respectively.
Inventories, net as of March 31, 2019 and December 31, 2018 were comprised of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$41,986	$38,890
Work in progress	2,739	130
Finished goods	56,262	54,301
Inventories	100,987	93,321
Reserve for obsolescence	(2,934)	(1,886)
Inventories, net	$98,053	$91,435
6. Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of the components of goodwill for the three months ended March 31, 2019 were as follows:

	Goodwill
	Gross Value	Accumulated Impairment Loss	Net
	(in thousands)
Balance as of December 31, 2018	$400,067	$(92,263)	$307,804
Impairment	—	—	—
Balance as of March 31, 2019	$400,067	$(92,263)	$307,804
Intangible Assets
The changes in the net carrying value of the components of intangible assets for the three months ended March 31, 2019 were as follows:

	Intangible Assets
	Customer Relationships	Non- Compete Agreements	Technology	Definite-Lived Intangible Asset Total	Trade Names	Other Intangible Assets	Infinite-Lived Intangible Asset Total
	(in thousands, except weighted average amortization period information)
Balance as of December 31, 2018	$47,964	$2,850	$122,637	$173,451	$107,700	$1,011	$108,711
Additions	—	—	—	—	—	—	—
Amortization expense	(2,094)	(415)	(2,179)	(4,688)	—	—	—
Balance as of March 31, 2019	$45,870	$2,435	$120,458	$168,763	$107,700	$1,011	$108,711
Weighted average amortization period	7.1	3.5	14.3		Indefinite	Indefinite
Amortization of intangibles was $4.7 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

7. Accrued Expenses
Accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$16,383	$11,930
Accrued bonus	1,088	13,250
Sales tax payable	1,389	1,185
Magnum contingent liability	6,245	20,922
Accrued interest	14,770	7,031
Other accrued expenses	4,158	7,116
Accrued expenses	$44,033	$61,434
8. Debt Obligations
The Company’s debt obligations as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Senior Notes	$400,000	$400,000
2018 ABL Credit Facility	15,000	35,000
Total debt before deferred financing costs	$415,000	$435,000
Deferred financing costs	(9,502)	(10,022)
Total debt	$405,498	$424,978
Less: Current portion of long-term debt	—	—
Long-term debt	$405,498	$424,978
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at March 31, 2019.
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
Unamortized deferred financing costs associated with the Senior Notes were $9.5 million and $10.0 million at March 31, 2019 and December 31, 2018, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.

2018 ABL Credit Facility
On October 25, 2018, the Company entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”), by and among the Company, Nine Energy Canada, Inc., JP Morgan Chase Bank, N.A. (“JP Morgan”) as administrative agent and as an issuing lender, and certain other financial institutions party thereto as lenders and issuing lenders. The 2018 ABL Credit Agreement permits aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “2018 ABL Credit Facility”). The 2018 ABL Credit Facility will mature on October 25, 2023 or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date.
Loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be CDOR loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. Interest rates averaged 4.71% during the first quarter of 2019.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below a certain threshold or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2019.
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
In the first quarter of 2019, the Company repaid approximately $20.0 million of its outstanding revolver borrowings. The Company is permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty, subject to minimum amounts of prepayments and customary LIBOR breakage costs.
At March 31, 2019, the Company’s availability under the 2018 ABL Credit Facility was approximately $129.7 million, net of outstanding revolver borrowings of $15.0 million and an outstanding letter of credit of $0.5 million.
Prior Credit Agreements
On September 14, 2017, the Company entered into a credit agreement (as amended on November 20, 2017, the “2018 IPO Credit Agreement”) with JP Morgan as administrative agent and certain other financial institutions that became effective upon the consummation of the initial public offering (“IPO”) in January 2018 (the “Effective Date”). Pursuant to the terms of the 2018 IPO Credit Agreement, the Company and its domestic restricted subsidiaries were entitled to borrow $125.0 million of term loans (the “2018 IPO Term Loan Credit Facility”), which the Company drew in full on the Effective Date. In January 2018, the Company also made a mandatory prepayment of $9.7 million against the 2018 IPO Term Loan Credit Facility, which approximated 50.0% of the estimated net proceeds from the IPO in excess of $150.0 million, as prescribed under the 2018 IPO Credit Agreement. In addition, under the 2018 IPO Credit Agreement, the Company and its domestic restricted subsidiaries were entitled to borrow up to $50.0 million (including letters of credit) as revolving credit loans under the revolving commitments. Loans to the Company and its domestic restricted subsidiaries under the 2018 IPO Credit Agreement were either base rate loans or LIBOR loans. The applicable margin for base rate loans varied from 1.50% to 2.75%, and the applicable margin for LIBOR loans varied from 2.50% to 3.75%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum was charged on the average daily unused portion of the revolving commitments. On October 25, 2018, the Company fully repaid and terminated the 2018 IPO Credit Agreement.
In 2014, the Company entered into the Amended and Restated Credit Agreement (as amended, the “Legacy Nine Credit Agreement”) with HSBC Bank USA, N.A., as U.S. administrative agent, HSBC Bank Canada, as Canadian agent, and certain other financial institutions. All loans and other obligations under the Legacy Nine Credit Agreement were scheduled to mature on May 31, 2018. In 2014, Beckman Production Services, Inc. entered into a credit agreement (as amended, the “Legacy Beckman Credit Agreement” and together with the Legacy Nine Credit Agreement, the “Legacy Credit Agreements”) with Wells Fargo Bank, National Association, as administrative agent, and certain other financial institutions. All loans and other obligations under the Legacy Beckman Credit Agreement were scheduled to mature on June 30, 2018. Concurrent with the effectiveness of the 2018 IPO Credit Agreement in January 2018, the Company repaid all indebtedness under the Legacy Credit Agreements, which approximated $242.2 million.
Debt Extinguishment Costs
During the first quarter of 2018, the Company recorded debt extinguishment costs of approximately $0.7 million in unamortized deferred financing costs associated with the termination of the Legacy Credit Agreements. These unamortized deferred financing costs were being amortized through the maturity dates of each agreement using the effective interest method. These debt extinguishment costs are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2018.
Fair Value of Debt Instruments

The estimated fair value of the Company’s debt obligations as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Senior Notes	$412,000	$376,000
2018 ABL Credit Facility	$15,000	$35,000
The fair value of the Senior Notes is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The 2018 ABL Credit Facility is also classified within Level 2 of the fair value hierarchy. The fair value of the 2018 ABL Credit Facility approximates its carrying value.

9. Related Party Transactions
As part of the acquisition of Crest Pumping Technologies, LLC (“Crest”) in 2014, the Company issued promissory notes totaling $9.4 million to former owners of Crest, including David Crombie, who is an executive officer of the Company. The principal is due on June 30, 2019. The interest rate is based on the prime rate, the federal funds rate, or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement and is due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full. At March 31, 2019 and December 31, 2018, the outstanding principal balance of the notes of the remaining individuals totaled $7.1 million and $7.6 million, respectively. Unpaid interest, included in “Prepaid expenses and other current assets” in the Company’s Condensed Consolidated Balance Sheets, totaled $147,000 and $10,000 at March 31, 2019 and December 31, 2018, respectively.
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by Mr. Crombie. Total lease expense and building maintenance expense was $0.2 million for each of the three months ended March 31, 2019 and 2018. There were $13,000 and no payables to these entities at March 31, 2019 and December 31, 2018, respectively. The Company also purchased $0.1 million of equipment during the three months ended March 31, 2019 from an entity in which Mr. Crombie is a limited partner.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. Total rental expense associated with this office space was $0.4 million for the three months ended March 31, 2019.
At December 31, 2018, the Company had an open receivable due from the sellers of Magnum primarily attributed to sales commissions paid to an intercompany entity that was not included in the Magnum Acquisition. The Company received payment in full in the first quarter of 2019.
The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.1 million and $0.2 million for services provided to this entity during the three months ended March 31, 2019 and 2018, respectively. There was an outstanding receivable due from such entity of $0.1 million and $0.1 million as of March 31, 2019 and December 31, 2018, respectively.
The Company provides services in the ordinary course of business to EOG Resources, Inc. (“EOG”). Gary L. Thomas, a director of the Company, acted as the President of EOG until his retirement from EOG at December 31, 2018. The Company generated revenue from EOG of $7.8 million for the three months ended March 31, 2018.

10. Commitments and Contingencies

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
On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources USA, Inc. (“Pioneer Natural Resources”), resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleges, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims. The plaintiffs and intervenors sought money damages, including punitive damages. On December 17, 2018, a mediation was held, and the parties reached an agreement in principle to settle this matter. The Company has tendered this matter to its insurance company for defense and indemnification of Big Lake Services and the other defendants and expects this settlement will be fully funded by its insurance company. Finalization of the settlement is subject to the execution of definitive documentation and approval by the court.
Self-insurance

The Company uses a combination of third-party insurance and self-insurance for health insurance clams. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.8 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively, and is included under the caption “Accrued expenses” on the Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company has recorded the following contingent liabilities at March 31, 2019:
Magnum Earnout
The Magnum Purchase Agreement includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2025 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. For additional information on the Magnum Acquisition, see Note 4 – Business Acquisitions.
Frac Tech Earnout
On October 1, 2018, pursuant to the terms and conditions of the Frac Tech Purchase Agreement, the Company acquired Frac Tech. The Frac Tech Purchase Agreement includes, among other things, the potential for additional future payments, based on certain Frac Tech sales volume metrics through December 31, 2023.
The following is a reconciliation of the beginning and ending amounts of the contingent liabilities (Level 3) for the three months ended March 31, 2019:

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2018	$24,521	$1,008	$25,529
Revaluation adjustments	(14,137)	182	(13,955)
Balance at March 31, 2019	$10,384	$1,190	$11,574

The contingent consideration related to the contingent liabilities is reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $6.3 million and $20.9 million reported in “Accrued expenses” at March 31, 2019 and December 31, 2018, respectively, and $5.3 million and $4.6 million reported in “Other long-term liabilities” at March 31, 2019 and December 31, 2018, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.
The Company’s effective tax rate for the three months ended March 31, 2019 was 2.6%, compared to 5.3% for the three months ended March 31, 2018. The change in effective tax rate for the three months ended March 31, 2019 was primarily attributable to changes in pre-tax income and valuation allowance positions as well as tax liability in jurisdictions where income is expected to exceed available net operating losses.

12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options, restricted stock, and restricted stock units.
Basic and diluted earnings per common share was computed as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Net Income	Average Shares Outstanding	Earnings Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$17,310	29,150,996	$0.59	$1,675	21,902,519	$0.08
Assumed exercise of stock options		2,709			37,238
Unvested restricted stock and stock units		318,048			129,596
Diluted	$17,310	29,471,753	$0.59	$1,675	22,069,353	$0.08

13. Segment Information
The Company reports its results of operations in the following two segments: Completion Solutions and Production Solutions.
The Completion Solutions segment consists primarily of cementing, completion tools, wireline, and coiled tubing services, while the Production Solutions segment consists of rig-based well maintenance and workover services.
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
Summary financial data by segment is as follows. The amounts labeled “Corporate” relate to assets not allocated to the reportable segments.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues
Completion Solutions	$209,132	$154,644
Production Solutions	20,573	19,163
	$229,705	$173,807
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$161,439	$121,426
Production Solutions	17,151	16,801
	$178,590	$138,227
Adjusted gross profit
Completion Solutions	$47,693	$33,218
Production Solutions	3,422	2,362
	$51,115	$35,580

General and administrative expenses	19,939	14,365
(Gain) loss on revaluation of contingent liabilities	(13,955)	1,063
Depreciation	13,530	13,109
Amortization of intangibles	4,688	1,900
Loss on equity method investment	—	75
(Gain) loss on sale of property and equipment	(23)	370
Income from operations	$26,936	$4,698
Other expense
Interest expense	9,166	2,930
Total other expense	9,166	2,930
Income before income taxes	17,770	1,768
Provision for income taxes	460	93
Net income	$17,310	$1,675

Capital expenditures by segment for the three months ended March 31, 2019 and 2018, were as follows:

	March 31, 2019	March 31, 2018
	(in thousands)
Completion Solutions	$22,478	$5,283
Production Solutions	914	692
Corporate	55	493
	$23,447	$6,468
Total assets by segment as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Completion Solutions	$1,053,653	$1,045,643
Production Solutions	34,662	35,086
Corporate	40,306	60,443
	$1,128,621	$1,141,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2019, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2018.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those discussed in any forward-looking statement because of various risks and uncertainties, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a leading North American onshore completion and production services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in both the U.S. and Canada as well as abroad to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
Recent Events
Magnum Acquisition
On October 25, 2018, pursuant to the terms of a Securities Purchase Agreement dated October 15, 2018 (the “Magnum Purchase Agreement”), we acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC, and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum” and such acquisition, the “Magnum Acquisition”) for approximately $334.5 million in upfront cash consideration, subject to customary adjustments, and 5.0 million shares of our common stock, which were issued to the sellers of Magnum in a private placement. The Magnum Purchase Agreement also includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2025 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. For additional information on the Magnum Acquisition, see Note 4 – Business Acquisitions included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Senior Notes

On October 25, 2018, we issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “Senior Notes”). The proceeds from the Senior Notes, together with cash on hand and borrowings under the 2018 ABL Credit Facility (as defined below), were used to (i) fund a portion of the upfront cash purchase price of the Magnum Acquisition, (ii) repay all indebtedness under the credit facility entered into in conjunction with our initial public offering (the “IPO”), and (iii) pay fees and expenses associated with the issuance of the Senior Notes, the Magnum Acquisition, and the 2018 ABL Credit Facility (as described below). For additional information on the Senior Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
2018 ABL Credit Facility
On October 25, 2018, we entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”) that permits aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “2018 ABL Credit Facility”). Concurrent with the effectiveness of the 2018 ABL Credit Facility, we borrowed approximately $35.0 million to fund a portion of the upfront cash purchase price of the Magnum Acquisition. In the first quarter of 2019, we repaid approximately $20.0 million of our outstanding revolver borrowings. For additional information on the 2018 ABL Credit Facility, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

•
Adjusted Gross Profit (Excluding Depreciation and Amortization): Adjusted gross profit (excluding depreciation and amortization) is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment adjusted gross profit (excluding depreciation and amortization) as segment revenues less segment direct and indirect costs of revenues (excluding depreciation and amortization). Costs of revenues include direct and indirect labor costs, costs of materials, maintenance of equipment, fuel, transportation freight costs, contract services, crew cost, and other miscellaneous expenses. For additional information, see “Non-GAAP Financial Measures” below.

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

Factors Affecting the Comparability of Our Results of Operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, and our historical results of operations among the periods presented may not be comparable to each other, primarily due to the Magnum Acquisition.
The historical results of operations for the three months ended March 31, 2019 included in this Quarterly Report on Form 10-Q include activity related to the Magnum Acquisition whereas the historical results of operations for the three months ended March 31, 2018 do not include activity related to the Magnum Acquisition. As a result, the historical results of operations for the three months ended March 31, 2018 may not give you an accurate indication of what our actual results would have been if the Magnum Acquisition had been completed at the beginning of the period presented, or of what our future results of operations are likely to be for the following reasons:

•
As a result of the Magnum Acquisition and the application of purchase accounting, these identifiable net assets have been adjusted to their estimated fair value as of October 25, 2018, the closing date of the Magnum Acquisition (the “Closing Date”). These adjusted valuations increase our operating expenses in periods after the Closing Date primarily due to an increase in the amortization of intangible assets with definite lives.

•	Transaction and integration costs associated with the Magnum Acquisition increase operating expenses in periods after the Closing Date.

•
Our completion tools line constitutes a larger portion of our business, due in large part to the Magnum Acquisition. We expect that the Magnum Acquisition will generate additional free cash flow, reduce overall capital intensity, and improve our margins. We also expect that the Magnum Acquisition will further diversify our basin exposure and add significant size and scale.

•	We incurred significant indebtedness in connection with the consummation of the Magnum Acquisition, and our related interest expense is expected to be significantly higher than in prior periods.

For additional information on the Magnum Acquisition, see Note 4 – Business Acquisitions included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. During 2018, oil prices rose to their highest levels since the downturn that began in late 2014. However, during the fourth quarter of 2018, oil prices declined approximately 40%, which is generally believed to be due to concerns over a worldwide oversupply of oil as well as concerns over the possible slowing of global demand growth. In response, OPEC members and some nonmembers, including Russia, have renewed pledges to reduce planned production in an effort to draw down a global oversupply and to rebalance supply and demand. These and other events have provided support for an increase in the oil price during the first quarter of 2019. Despite the increase, we expect ongoing oil price volatility as compliance with the output reduction agreements, changes in oil inventories, GDP growth, and actual demand growth are reported. Similarly, natural gas prices are expected to continue to be volatile. Significant factors that are likely to affect 2019 commodity prices include the effect of U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally; the extent to which members of OPEC and other oil exporting nations adhere to and agree to extend the agreed oil production cuts; and overall North American natural gas supply and demand fundamentals, including the pace at which export capacity grows.

Customer budgets for 2019 were set at the end of 2018. As discussed above, there was a sharp decline in oil price during the fourth quarter of 2018. As a result, customer budgets for 2019 are more limited than previously anticipated, and on average, customers have decreased E&P investments in 2019 as compared to 2018, which could adversely affect our business. Even if there is price improvement in oil and natural gas throughout 2019, it is expected that operator activity would not materially increase, as operators would likely remain focused on operating within their previously set capital plans.

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

Results of Operations
Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenues
Completion Solutions	$209,132	$154,644	$54,488
Production Solutions	20,573	19,163	1,410
	$229,705	$173,807	$55,898
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$161,439	$121,426	$40,013
Production Solutions	17,151	16,801	350
	$178,590	$138,227	$40,363
Adjusted gross profit
Completion Solutions	$47,693	$33,218	$14,475
Production Solutions	3,422	2,362	1,060
	$51,115	$35,580	$15,535

General and administrative expenses	19,939	14,365	5,574
(Gain) loss on revaluation of contingent liabilities	(13,955)	1,063	(15,018)
Depreciation	13,530	13,109	421
Amortization of intangibles	4,688	1,900	2,788
Loss on equity method investment	—	75	(75)
(Gain) loss on sale of property and equipment	(23)	370	(393)
Income from operations	$26,936	$4,698	$22,238
Other expense
Interest expense	9,166	2,930	6,236
Total other expense	9,166	2,930	6,236
Income before income taxes	17,770	1,768	16,002
Provision for income taxes	460	93	367
Net income	$17,310	$1,675	$15,635

Revenues
Revenues increased $55.9 million, or 32%, to $229.7 million for the first quarter of 2019, primarily within our Completion Solutions segment, due in large part to the Magnum Acquisition in the fourth quarter of 2018 as well as increased revenues in other service lines within the segment. Both the Completion Solutions segment and the Production Solutions segment depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the first quarter of 2019, the closing price of oil reached a high of $60.19 per barrel, and the closing price of natural gas reached a high of $4.25 per MMBtu. During the first quarter of 2018, the closing price per barrel of oil reached $66.27, and the closing price of natural gas reached a high of $6.24 per MMBtu.
Additional information with respect to revenues by reportable segment is discussed below.
Completion Solutions: Revenues increased $54.5 million, or 35%, to $209.1 million for the first quarter of 2019. The increase is primarily related to an increase in completion tools revenue of 187% in comparison to the first quarter of 2018, with a corresponding increase of 109% in completion tool stages, and an increase of 37% in completion tools revenues by stage, due in large part to the Magnum Acquisition in the fourth quarter of 2018. In addition, wireline revenues increased 29% for the first quarter of 2019 and total wireline stages completed increased 36% due to an increase in activity in comparison to the first quarter of 2018. Cementing revenues (including pump downs) increased by 24%, primarily due to a 22% increase in cement job count quarter-over-quarter. Coiled tubing services revenues decreased 11% in comparison to the first quarter of 2018 as total job count decreased by 31%.
Production Solutions: Revenues increased $1.4 million, or 7%, to $20.6 million for the first quarter of 2019. Rig activity, measured in hours worked, decreased 4%, but was more than offset by an overall increase in non-rig work between periods coupled with price increases that took place after the first quarter of 2018.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $40.4 million, or 29%, to $178.6 million for the first quarter of 2019. The increase was a result of additional revenue-generating activity in comparison to the first quarter of 2018, driven in large part by the Magnum Acquisition in the fourth quarter of 2018. Materials installed in wells and consumed while performing services increased $25.3 million. Employee costs increased $9.1 million, and other costs increased $6.0 million in comparison to the first quarter of 2018.
Additional information with respect to cost of revenues by reportable segment is discussed below.
Completion Solutions: Cost of revenues increased $40.0 million, or 33%, to $161.4 million for the first quarter of 2019. Costs related to materials installed in wells and consumed while performing services increased $25.6 million, primarily as a result of the increase in revenue generating-activity due in large part to the Magnum Acquisition in the fourth quarter of 2018 as well as increased revenue in other service lines within the segment. Employee costs increased $8.6 million in comparison to the first quarter of 2018, as headcount increased primarily due to the Magnum Acquisition. Other costs, such as integration costs, freight, facilities and vehicle expense, increased $5.8 million mainly due to increased activity and the Magnum Acquisition.
Production Solutions: Cost of revenues increased $0.4 million, or 2%, to $17.2 million for the first quarter of 2019. Employee costs increased by $0.5 million, due in part to increased compensation in the first quarter of 2019 while other costs, such as vehicle and facilities expense, increased by $0.2 million. The overall increase in cost of revenues was partially offset by a decrease in costs related to materials consumed while performing services of $0.3 million.
Adjusted Gross Profit
Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $14.5 million to $47.7 million for the first quarter of 2019 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $1.1 million to $3.4 million for the first quarter of 2019 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $5.6 million to $19.9 million for the first quarter of 2019. The increase in comparison to the first quarter of 2018 was primarily attributed to additional general and administrative costs, including compensation, benefits, and integration costs, associated with the Magnum Acquisition, which was acquired in the fourth quarter of 2018. General and administrative expenses as a percentage of revenue was 8.7% for the first quarter of 2019, compared to 8.3% for the first quarter of 2018.
(Gain) Loss on Revaluation of Contingent Liabilities
(Gain) loss on the revaluation of contingent liabilities increased $15.0 million to a gain of $14.0 million for the first quarter of 2019. The increase was primarily attributed to a reduction in the estimated sales of certain dissolvable plug products in 2019 associated with the Magnum Acquisition.
Depreciation
Depreciation expense increased $0.4 million to $13.5 million for the first quarter of 2019, primarily due to an increase in capital expenditures in the first quarter of 2019 within the Completion Solutions segment mainly due to increased activity in comparison to the first quarter of 2018. The overall increase was partially offset by a reduction in depreciation expense associated with businesses in the Production Solutions segment mainly due to the property and equipment impairment charge recorded in the fourth quarter of 2018.

Amortization of Intangibles
Amortization of intangibles increased $2.8 million to $4.7 million for the first quarter of 2019, primarily due to a $3.1 million increase in amortization attributed to the intangible assets acquired as part of the Magnum Acquisition and Frac Tech Acquisition. The overall increase was partially offset by a reduction in amortization of $0.3 million associated with intangible assets in the Production Solutions segment, which were fully impaired in the fourth quarter of 2018.
Interest Expense
Interest expense increased $6.2 million to $9.2 million for the first quarter of 2019. The increase in comparison to the first quarter of 2018 was primarily attributed to higher indebtedness and an increased interest rate in conjunction with the Senior Notes, which were entered into in the fourth quarter of 2018 in connection with the Magnum Acquisition.
Provision (Benefit) for Income Taxes
Our effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.
Our effective tax rate for the first quarter of 2019 was 2.6%, compared to 5.3% for the first quarter of 2018. The change in effective tax rate between periods was primarily attributable to changes in pre-tax income and valuation allowance positions, as well as tax liability in jurisdictions where income is expected to exceed available net operating losses.
Adjusted EBITDA
Adjusted EBITDA increased $15.0 million to $39.2 million for the first quarter of 2019. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
EBITDA reconciliation:
Net income	$17,310	$1,675
Interest expense	9,166	2,930
Depreciation	13,530	13,109
Amortization of intangibles	4,688	1,900
Provision for income taxes	460	93
EBITDA	$45,154	$19,707

Adjusted EBITDA reconciliation:
EBITDA	$45,154	$19,707
Transaction and integration costs	4,762	377
(Gain) loss on revaluation of contingent liabilities (1)	(13,955)	1,063
Loss on equity method investment	—	75
Stock-based compensation expense	3,153	2,240
(Gain) loss on sale of property and equipment	(23)	370
Legal fees and settlements (2)	68	305
Adjusted EBITDA	$39,159	$24,137
(1)Amounts relate to the revaluation of contingent liabilities associated with our recent acquisitions. The impact is included in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(2)Amounts represent fees and legal settlements associated with legal proceedings brought pursuant to the Fair Labor Standards Act and/or similar state laws.
Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) transaction and integration costs related to acquisitions and our IPO, (ii) property and equipment, goodwill, and/or intangible asset impairment charges, (iii) interest expense, and (iv) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We then take the average of the current and prior period-end total capital for use in this analysis.
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

The following table provides an explanation of our calculation of ROIC for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(in thousands)
Net income	$17,310
Add back:
Interest expense	9,166
Transaction and integration costs	4,762
Benefit for deferred income taxes	(478)
After-tax net operating profit	$30,760
Total capital as of prior year-end:
Total stockholders’ equity	$594,823
Total debt	435,000
Less cash and cash equivalents	(63,615)
Total capital	$966,208
Total capital as of period end:
Total stockholders’ equity	$615,467
Total debt	415,000
Less cash and cash equivalents	(31,157)
Total capital	$999,310
Average total capital	$982,759
ROIC	12.5%

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

The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Calculation of gross profit
Revenues	$229,705	$173,807
Cost of revenues (exclusive of depreciation and amortization shown separately below)	178,590	138,227
Depreciation (related to cost of revenues)	13,306	12,892
Amortization of intangibles	4,688	1,900
Gross profit	$33,121	$20,788
Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit	$33,121	$20,788
Depreciation (related to cost of revenues)	13,306	12,892
Amortization of intangibles	4,688	1,900
Adjusted gross profit (excluding depreciation and amortization)	$51,115	$35,580

Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash flows from operating activities, external borrowings, proceeds from the IPO, and capital contributions (prior to the IPO). Our principal uses of cash are to fund capital expenditures and acquisitions, to service our outstanding debt, and to fund our working capital requirements. In 2018, we issued $400.0 million of Senior Notes to, together with cash on hand and borrowings under the 2018 ABL Credit Facility, fund the Magnum Acquisition as well as fully repay and terminate the term loan borrowings and the outstanding revolving credit commitments under our prior credit facility. For additional information regarding the Senior Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
At March 31, 2019, we had $31.2 million of cash and cash equivalents and $129.7 million of availability under the 2018 ABL Credit Facility, which resulted in a total liquidity position of $160.9 million.
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
Loans to us and our domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be CDOR loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on our leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. Interest rates averaged 4.71% during the first quarter of 2019.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below a certain threshold or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2019.
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
At March 31, 2019, our availability under the 2018 ABL Credit Facility was approximately $129.7 million, net of outstanding revolver borrowings of $15.0 million and an outstanding letter of credit of $0.5 million.
Cash Flows

Cash flows provided by (used in) operations by type of activity were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities	$5,888	$17,307
Investing activities	(18,139)	(5,372)
Financing activities	(20,279)	43,648
Impact of foreign exchange rate on cash	72	(196)
Net change in cash and cash equivalents	$(32,458)	$55,387

Operating Activities
Net cash provided by operating activities was $5.9 million for the first quarter of 2019 compared to $17.3 million in net cash provided by operating activities for the first quarter of 2018. The $11.4 million decrease in net cash provided by operating activities was primarily a result of a $16.8 million increase in net cash used to support our working capital needs compared to the first quarter of 2018. The overall decrease in net cash provided by operating activities was partially offset by a $5.4 million increase in cash flow provided by continuing operations, adjusted for any non-cash items, primarily due to revenue growth compared to the first quarter of 2018.
Investing Activities
Net cash used in investing activities was $18.1 million for the first quarter of 2019 compared to $5.4 million in net cash used in investing activities for the first quarter of 2018. The $12.8 million increase in net cash used in investing activities was primarily attributed to an increase of $13.9 million in cash purchases of property and equipment in the first quarter of 2019 compared to the first quarter of 2018. The overall increase in net cash used in investing activities was partially offset by $0.5 million in proceeds received from notes receivables payments in the first quarter of 2019 that did not occur in the first quarter of 2018 as well as an increase of $0.6 million in proceeds received from the sale of property and equipment (including casualty losses) in the first quarter of 2019 compared to the first quarter of 2018.
Financing Activities
Net cash used in financing activities was $20.3 million for the first quarter of 2019 compared to $43.6 million in cash flow provided by financing activities in the first quarter of 2018. The $63.9 million decrease in net cash provided by financing activities was primarily attributed to $171.9 million in proceeds received from the IPO and issuances of common stock and

$125.0 million in proceeds received from our credit facility entered into in conjunction with the IPO in the first quarter of 2018 that did not recur in the first quarter of 2019. The overall decrease in net cash provided by financing activities was partially offset by $155.7 million in payments made on prior term loans and $1.4 million in deferred financing costs in the first quarter of 2018 that did not recur in the first quarter of 2019 as well as a reduction of $76.2 million in payments made on revolving credit facilities in the first quarter of 2019 compared to the first quarter of 2018.
Contractual Obligations
Our contractual obligations at March 31, 2019 did not change materially, outside the normal course of business, from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
At March 31, 2019, we had a letter of credit of $0.5 million, which represented an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of Regulation S-K. As of March 31, 2019, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letter of credit.
Recent Accounting Pronouncements
See Note 3 – New Accounting Standards included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information previously disclosed in Item 7A of Part II included in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, and due to the material weakness in internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE AND SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit number	Description

2.1†
Securities Purchase Agreement, dated as of October 15, 2018, by and among Warren Lynn Frazier, Garrett Lynn Frazier 2018 DG Trust, Derrick Chase Frazier 2018 DG Trust, Frazier Family Foundation, Inc., as sellers, Warren Lynn Frazier, solely and in his capacity as seller representative, MOTI Holdco, LLC and Nine Energy Canada Inc., as buyers, Nine Energy Service, Inc. and certain other parties named therein (Incorporated by reference to Exhibit 2.1 of Nine Energy Service, Inc.'s Current Report on Form 8-K filed on October 15, 2018).

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

10.1*	Form of Nine Energy Service, Inc. Performance Share Unit Grant Notice and Form of Performance Share Unit Agreement.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

*	Filed herewith

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

†	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	May 8, 2019	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2019	By:	/s/ Clinton Roeder
Clinton Roeder
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)