Form 10-Q
period 2019-06-30
Nine Energy Service, Inc.
filed 2019-08-12
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 8, 2019 was 30,680,434.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018. These factors, some of which are beyond our control, include the following:

•	the level of capital spending and well completions by the onshore oil and natural gas industry;

•	oil and natural gas commodity prices;

•	general economic conditions;

•	our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled and qualified workers;

•	our ability to implement price increases or maintain existing prices on our products and services;

•	pricing pressures, reduced sales, or reduced market share as a result of intense competition in the markets for our composite and dissolvable plug products;

•	our ability to accurately predict customer demand;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$16,886	$63,615
Accounts receivable, net	169,450	154,783
Inventories, net	87,935	91,435
Prepaid expenses and other current assets	16,482	15,717
Notes receivable from shareholders (Note 9)	—	7,626
Total current assets	290,753	333,176
Property and equipment, net	220,575	211,644
Definite-lived intangible assets, net	164,135	173,451
Goodwill	307,804	307,804
Indefinite-lived intangible assets	108,711	108,711
Other long-term assets	5,723	6,386
Total assets	$1,097,701	$1,141,172
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,993	$46,132
Accrued expenses	30,820	61,434
Current portion of capital lease obligations	1,012	665
Income taxes payable	97	57
Total current liabilities	70,922	108,288
Long-term liabilities
Long-term debt	391,018	424,978
Deferred income taxes	2,896	5,915
Long-term capital lease obligations	2,864	2,330
Other long-term liabilities	5,692	4,838
Total liabilities	473,392	546,349
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 30,683,009 and 30,163,408 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	307	302
Additional paid-in capital	752,072	746,428
Accumulated other comprehensive loss	(4,403)	(4,843)
Accumulated deficit	(123,667)	(147,064)
Total stockholders’ equity	624,309	594,823
Total liabilities and stockholders’ equity	$1,097,701	$1,141,172
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$237,517	$205,492	$467,222	$379,299
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	184,555	163,591	363,145	301,818
General and administrative expenses	21,818	15,463	41,757	29,828
(Gain) loss on revaluation of contingent liabilities	(975)	607	(14,930)	1,670
Depreciation	13,846	13,212	27,376	26,321
Amortization of intangibles	4,628	1,896	9,316	3,796
Loss on equity method investment	—	118	—	193
Gain on sale of property and equipment	(310)	(881)	(333)	(511)
Income from operations	13,955	11,486	40,891	16,184
Interest expense	10,603	1,815	19,769	4,745
Income before income taxes	3,352	9,671	21,122	11,439
Provision (benefit) for income taxes	(2,735)	652	(2,275)	745
Net income	$6,087	$9,019	$23,397	$10,694
Earnings per share
Basic	$0.21	$0.38	$0.80	$0.47
Diluted	$0.21	$0.37	$0.80	$0.46
Weighted average shares outstanding
Basic	29,349,396	23,895,858	29,250,744	22,904,743
Diluted	29,473,037	24,351,000	29,423,163	23,198,077
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$192	$(250)	$440	$(644)
Total other comprehensive income (loss), net of tax	192	(250)	440	(644)
Total comprehensive income	$6,279	$8,769	$23,837	$10,050
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2019	30,782,600	$308	$749,508	$(4,595)	$(129,754)	$615,467
Issuance of common stock under stock compensation plan	(33,538)	—	—	—	—	—
Stock-based compensation expense	—	—	4,114	—	—	4,114
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(66,053)	(1)	(1,550)	—	—	(1,551)
Other comprehensive income	—	—	—	192	—	192
Net income	—	—	—	—	6,087	6,087
Balance, June 30, 2019	30,683,009	$307	$752,072	$(4,403)	$(123,667)	$624,309

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2018	24,278,857	$243	$555,681	$(4,078)	$(92,406)	$459,440
Issuance of common stock under stock compensation plan	752,006	7	(7)	—	—	—
Stock-based compensation expense	—	—	3,971	—	—	3,971
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(250)	—	(250)
Net income	—	—	—	—	9,019	9,019
Balance, June 30, 2018	25,030,863	$250	$559,645	$(4,328)	$(83,387)	$472,180

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	30,163,408	$302	$746,428	$(4,843)	$(147,064)	$594,823
Issuance of common stock under stock compensation plan	588,483	6	(6)	—	—	—
Stock-based compensation expense	—	—	7,267	—	—	7,267
Exercise of stock options	674	—	15	—	—	15
Vesting of restricted stock	(69,556)	(1)	(1,632)	—	—	(1,633)
Other comprehensive income	—	—	—	440	—	440
Net income	—	—	—	—	23,397	23,397
Balance, June 30, 2019	30,683,009	$307	$752,072	$(4,403)	$(123,667)	$624,309

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2017	15,810,540	$158	$384,965	$(3,684)	$(94,081)	$287,358
Issuance of common stock in IPO, net of offering costs	8,050,000	81	168,180	—	—	168,261
Issuance of common stock under stock compensation plan	1,157,280	11	(11)	—	—	—
Stock-based compensation expense	—	—	6,211	—	—	6,211
Other issuances of common stock	13,043	—	300	—	—	300
Other comprehensive loss	—	—	—	(644)	—	(644)
Net income	—	—	—	—	10,694	10,694
Balance, June 30, 2018	25,030,863	$250	$559,645	$(4,328)	$(83,387)	$472,180

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$23,397	$10,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	27,376	26,321
Amortization of intangibles	9,316	3,796
Amortization of deferred financing costs	1,492	1,022
Provision for (recovery of) doubtful accounts	48	(300)
(Benefit) provision for deferred income taxes	(3,019)	375
Provision for inventory obsolescence	2,080	228
Stock-based compensation expense	7,267	6,211
Gain on sale of property and equipment	(333)	(511)
(Gain) loss on revaluation of contingent liabilities	(14,930)	1,670
Loss on equity method investment	—	193
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	(14,560)	(41,368)
Inventories, net	1,566	(1,216)
Prepaid expenses and other current assets	(1,952)	186
Accounts payable and accrued expenses	(20,061)	18,584
Income taxes receivable/payable	40	(691)
Other assets and liabilities	(319)	6
Net cash provided by operating activities	17,408	25,200
Cash flows from investing activities
Proceeds from sales of property and equipment	1,187	1,294
Proceeds from property and equipment casualty losses	1,480	1,743
Proceeds from notes receivable payments	7,626	—
Purchases of property and equipment	(37,363)	(18,065)
Net cash used in investing activities	(27,070)	(15,028)
Cash flows from financing activities
Proceeds from revolving credit facilities	10,000	—
Payments on revolving credit facilities	(45,000)	(96,182)
Proceeds from term loan	—	125,000
Payments on term loans	—	(155,701)
Payments on capital leases	(429)	—
Payments of contingent liability	(138)	—
Proceeds from issuance of common stock in IPO, net of offering costs	—	171,450
Proceeds from other issuances of common stock	—	300
Proceeds from exercise of stock options	15	—
Vesting of restricted stock	(1,633)	—
Cost of debt issuance	—	(1,385)
Net cash provided by (used in) financing activities	(37,185)	43,482
Impact of foreign currency exchange on cash	118	(307)
Net increase (decrease) in cash and cash equivalents	(46,729)	53,347
Cash and cash equivalents
Cash and cash equivalents beginning of year	63,615	17,513
Cash and cash equivalents end of period	$16,886	$70,860
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,386	$2,688
Cash paid for income taxes	$694	$1,042
Capital expenditures in accounts payable and accrued expenses	$3,079	$2,410
Property and equipment obtained by capital lease	$1,310	$—

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
The Company is also in the process of updating its current accounting policies to align with revenue recognition practices under ASU No. 2014-09. In 2019, as part of its ongoing evaluation of contracts with customers, the Company is holding regular meetings with key stakeholders across the organization to determine any impact ASU No. 2014-09 may have on its current or new business processes. Additionally, the Company continues to evaluate its internal processes to address risks associated with incorporating ASU No. 2014-09. Upon adoption, the Company will also implement new internal controls associated with incorporating ASU No. 2014-09, which is not expected to result in a material change in its existing control environment.

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the fiscal years beginning after December 15, 2018 and the interim periods within fiscal years beginning after December 15, 2019. The Company will apply the guidance retrospectively and is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in ASU No. 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective for public businesses for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the annual reporting periods beginning after December 15, 2020 and the interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
4. Business Acquisitions
Magnum Acquisition
On October 25, 2018 (the “Closing Date”), pursuant to the terms of a Securities Purchase Agreement, dated October 15, 2018 (as amended on June 7, 2019, the “Magnum Purchase Agreement”), the Company acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC, and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum”) for approximately $334.5 million in upfront cash consideration, subject to customary adjustments, and 5.0 million shares of the Company’s common stock, which were issued to the sellers of Magnum in a private placement. The Magnum Purchase Agreement also includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2026 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019 (the “Magnum Earnout”).
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
(1) Senior Notes and 2018 ABL Credit Facility are defined in Note 8 – Debt Obligations.

(2) The estimated fair value of the Magnum Earnout was based on a Monte Carlo simulation model with estimated outcomes ranging from $0 to $25.0 million. The estimated fair value of the Magnum Earnout is based upon available information and certain assumptions, known at the time of the Closing Date, which management believed were reasonable. Any difference in the actual Magnum Earnout from the estimated fair value of the Magnum Earnout will be recorded in operating income (loss) in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
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
Magnum’s results of operations are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss), as part of its Completion Solutions segment, for the three and six months ended June 30, 2019. It is impractical to quantify the contribution of Magnum since the Closing Date, as the business was fully integrated into the Company’s existing operations in 2018.
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

5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $3.2 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively.
Inventories, net as of June 30, 2019 and December 31, 2018 were comprised of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$51,219	$38,890
Work in progress	457	130
Finished goods	39,495	54,301
Inventories	91,171	93,321
Reserve for obsolescence	(3,236)	(1,886)
Inventories, net	$87,935	$91,435
6. Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of the components of goodwill for the six months ended June 30, 2019 were as follows:

	Goodwill
	Gross Value	Accumulated Impairment Loss	Net
	(in thousands)
Balance as of December 31, 2018	$400,067	$(92,263)	$307,804
Impairment	—	—	—
Balance as of June 30, 2019	$400,067	$(92,263)	$307,804
At June 30, 2019, all remaining goodwill is attributable to Completion Solutions.

Intangible Assets
The changes in the net carrying value of the components of intangible assets for the six months ended June 30, 2019 were as follows:

	Intangible Assets
	Customer Relationships	Non- Compete Agreements	Technology	Definite-Lived Intangible Asset Total	Trade Names	Other Intangible Assets	Indefinite-Lived Intangible Asset Total
	(in thousands, except weighted average amortization period information)
Balance as of December 31, 2018	$47,964	$2,850	$122,637	$173,451	$107,700	$1,011	$108,711
Additions	—	—	—	—	—	—	—
Amortization expense	(4,174)	(783)	(4,359)	(9,316)	—	—	—
Balance as of June 30, 2019	$43,790	$2,067	$118,278	$164,135	$107,700	$1,011	$108,711
Weighted average amortization period	6.9	3.7	14.1		Indefinite	Indefinite
Amortization of intangibles expense was $4.6 million and $9.3 million for the three and six months ended June 30, 2019, respectively. Amortization of intangibles expense was $1.9 million and $3.8 million for the three and six months ended June 30, 2018, respectively.
7. Accrued Expenses
Accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$12,133	$11,930
Accrued bonus	1,039	13,250
Sales tax payable	1,216	1,185
Contingent liabilities	4,985	20,922
Interest payable	6,067	7,031
Other accrued expenses	5,380	7,116
Accrued expenses	$30,820	$61,434
8. Debt Obligations
The Company’s debt obligations as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Senior Notes	$400,000	$400,000
2018 ABL Credit Facility	—	35,000
Total debt before deferred financing costs	$400,000	$435,000
Deferred financing costs	(8,982)	(10,022)
Total debt	$391,018	$424,978
Less: Current portion of long-term debt	—	—
Long-term debt	$391,018	$424,978

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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at June 30, 2019.
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
Unamortized deferred financing costs associated with the Senior Notes were $9.0 million and $10.0 million at June 30, 2019 and December 31, 2018, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
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
Loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be CDOR loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. The weighted average interest rate was 4.70% during the first six months of 2019.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below a certain threshold or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at June 30, 2019.
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

Concurrent with the effectiveness of the 2018 ABL Credit Facility, the Company borrowed approximately $35.0 million to fund a portion of the upfront cash purchase of the Magnum Acquisition. The Company is permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty, subject to minimum amounts of prepayments and customary LIBOR breakage costs. During the first six months of 2019, the Company repaid its outstanding revolver borrowings in full.
At June 30, 2019, the Company’s availability under the 2018 ABL Credit Facility was approximately $161.1 million, net of an outstanding letter of credit of $0.5 million.
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
Debt Extinguishment Costs
During the first quarter of 2018, the Company recorded debt extinguishment costs of approximately $0.7 million in unamortized deferred financing costs associated with the termination of the Legacy Credit Agreements. These unamortized deferred financing costs were being amortized through the maturity dates of each agreement using the effective interest method. These debt extinguishment costs are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the six months ended June 30, 2018.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Senior Notes	$389,000	$376,000
2018 ABL Credit Facility	$—	$35,000
The fair value of the Senior Notes is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The 2018 ABL Credit Facility is also classified within Level 2 of the fair value hierarchy. The fair value of the 2018 ABL Credit Facility approximates its carrying value.

9. Related Party Transactions
As part of the acquisition of Crest Pumping Technologies, LLC (“Crest”) in 2014, the Company issued promissory notes totaling $9.4 million to former owners of Crest, including David Crombie, who is an executive officer of the Company. The principal was due on June 30, 2019. The interest rate was based on the prime rate, the federal funds rate, or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement and was due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full. At December 31, 2018, the outstanding principal balance of the notes of the remaining individuals totaled $7.6 million, and unpaid interest, included in “Prepaid expenses and other current assets” in the Company’s Condensed Consolidated Balance Sheets, totaled $10,000. During the second quarter of 2019, the Company received the full principal balance of the notes outstanding as well as any unpaid interest.
The Company leases office space, yard facilities and equipment, and purchases building maintenance services from entities owned by Mr. Crombie. Total lease expense and building maintenance expense associated with these entities was $0.2 million and $0.4 million for the three and six months ended June 30, 2019 and $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively. The Company also purchased $0.5 million and $0.6 million of equipment during the three and six months ended June 30, 2019, respectively, from an entity in which Mr. Crombie is a limited partner. The Company did not purchase any equipment from this entity during the three and six months ended June 30, 2018. There were outstanding payables due to this entity relating to equipment purchases of $0.3 million at June 30, 2019.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. Total rental expense associated with this office space was $0.3 million and $0.7 million for the three and six months ended June 30, 2019, respectively. There were no outstanding payables due to the entity at June 30, 2019 and December 31, 2018.
At December 31, 2018, the Company had an open receivable due from the sellers of Magnum primarily attributed to sales commissions paid to an intercompany entity that was not included in the Magnum Acquisition. The Company received payment in full in the first quarter of 2019.
The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.1 million and $0.2 million for services provided to this entity during the three and six months ended June 30, 2019, respectively, and billed $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively. There was an outstanding receivable due from this entity of $0.1 million at both June 30, 2019 and December 31, 2018.
The Company provides services in the ordinary course of business to EOG Resources, Inc. (“EOG”). Gary L. Thomas, a director of the Company, acted as the President of EOG until his retirement from EOG at December 31, 2018. The Company generated revenue from EOG of $11.9 million and $19.7 million for the three and six months ended June 30, 2018, respectively. There was an outstanding receivable due from this entity of $7.0 million at December 31, 2018.
On June 5, 2019, Ann G. Fox, President and Chief Executive Officer and a director of the Company, was elected as a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $4.9 million and $10.4 million for the three and six months ended June 30, 2019, respectively. There was an outstanding receivable due from Devon of $3.6 million at June 30, 2019.

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

On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources USA, Inc. (“Pioneer Natural Resources”), resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleged, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims. The plaintiffs and intervenors sought money damages, including punitive damages. On December 17, 2018, a mediation was held, and the parties reached an agreement in principle to settle this matter. In May 2019, the parties entered into settlement agreements, which have been approved by the court, and the plaintiffs and intervenors have moved to dismiss the case. The Company has tendered this matter to its insurance company for defense and indemnification of Big Lake Services and the other defendants, and this settlement has been fully funded by its insurance company.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance clams. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.8 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively, and is included under the caption “Accrued expenses” on the Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company has recorded the following contingent liabilities at June 30, 2019:
Magnum Earnout
The Magnum Purchase Agreement includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2026 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. For additional information on the Magnum Acquisition, see Note 4 – Business Acquisitions.
Frac Tech Earnout
On October 1, 2018, pursuant to the terms and conditions of the Frac Tech Purchase Agreement, the Company acquired Frac Tech. The Frac Tech Purchase Agreement includes, among other things, the potential for additional future payments, based on certain Frac Tech sales volume metrics through December 31, 2023.

The following is a reconciliation of the beginning and ending amounts of the contingent liabilities (Level 3) for the six months ended June 30, 2019:

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2018	$24,521	$1,008	$25,529
Payments	—	(138)	(138)
Revaluation adjustments	(15,451)	521	(14,930)
Balance at June 30, 2019	$9,070	$1,391	$10,461

The contingent consideration related to the contingent liabilities is reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $5.0 million and $20.9 million reported in “Accrued expenses” at June 30, 2019 and December 31, 2018, respectively, and $5.5 million and $4.6 million reported in “Other long-term liabilities” at June 30, 2019 and December 31, 2018, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.
The Company’s effective tax rate for the three and six months ended June 30, 2019 was (81.6)% and (10.8)%, respectively, compared to 6.7% and 6.5% for the three and six months ended June 30, 2018, respectively. The change in effective tax rate for the six months ended June 30, 2019 was primarily attributable to the current year impact of the Company's valuation allowance positions as well as state and non-U.S. income taxes.

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
Basic and diluted earnings per common share was computed as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Net Income	Average Shares Outstanding	Earnings Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$6,087	29,349,396	$0.21	$9,019	23,895,858	$0.38
Assumed exercise of stock options	—	12	—	—	85,681	—
Unvested restricted stock and stock units	—	123,629	—	—	369,461	—
Diluted	$6,087	29,473,037	$0.21	$9,019	24,351,000	$0.37

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Net Income	Average Shares Outstanding	Earnings Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$23,397	29,250,744	$0.80	$10,694	22,904,743	$0.47
Assumed exercise of stock options	—	71	—	—	58,914	—
Unvested restricted stock and stock units	—	172,348	—	—	234,420	—
Diluted	$23,397	29,423,163	$0.80	$10,694	23,198,077	$0.46
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

Summary financial data by segment is as follows. The amounts labeled “Corporate” relate to assets not allocated to the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenues
Completion Solutions	$215,871	$185,111	$425,003	$339,755
Production Solutions	21,646	20,381	42,219	39,544
	$237,517	$205,492	$467,222	$379,299
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$166,022	$146,002	$327,461	$267,428
Production Solutions	18,533	17,589	35,684	34,390
	$184,555	$163,591	$363,145	$301,818
Adjusted gross profit
Completion Solutions	$49,849	$39,109	$97,542	$72,327
Production Solutions	3,113	2,792	6,535	5,154
	$52,962	$41,901	$104,077	$77,481

General and administrative expenses	21,818	15,463	41,757	29,828
(Gain) loss on revaluation of contingent liabilities	(975)	607	(14,930)	1,670
Depreciation	13,846	13,212	27,376	26,321
Amortization of intangibles	4,628	1,896	9,316	3,796
Loss on equity method investment	—	118	—	193
Gain on sale of property and equipment	(310)	(881)	(333)	(511)
Income from operations	$13,955	$11,486	$40,891	$16,184
Interest expense	10,603	1,815	19,769	4,745
Income before income taxes	3,352	9,671	21,122	11,439
Provision (benefit) for income taxes	(2,735)	652	(2,275)	745
Net income	$6,087	$9,019	$23,397	$10,694

Capital expenditures by segment for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Completion Solutions	$12,719	$10,630	$35,197	$15,913
Production Solutions	1,072	955	1,986	1,647
Corporate	38	12	93	505
	$13,829	$11,597	$37,276	$18,065

Total assets by segment as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Completion Solutions	$1,032,759	$1,045,643
Production Solutions	36,616	35,086
Corporate	28,326	60,443
	$1,097,701	$1,141,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recent Events
Magnum Acquisition
On October 25, 2018, pursuant to the terms of a Securities Purchase Agreement dated October 15, 2018 (as amended on June 7, 2019, the “Magnum Purchase Agreement”), we acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC, and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum” and such acquisition, the “Magnum Acquisition”) for approximately $334.5 million in upfront cash consideration, subject to customary adjustments, and 5.0 million shares of our common stock, which were issued to the sellers of Magnum in a private placement. The Magnum Purchase Agreement also includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2026 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. For additional information on the Magnum Acquisition, see Note 4 – Business Acquisitions included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

2018 ABL Credit Facility
On October 25, 2018, we entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”) that permits aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “2018 ABL Credit Facility”). Concurrent with the effectiveness of the 2018 ABL Credit Facility, we borrowed approximately $35.0 million to fund a portion of the upfront cash purchase price of the Magnum Acquisition. During the first six months of 2019, we fully repaid the outstanding revolver balance. For additional information on the 2018 ABL Credit Facility, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

The historical results of operations for the three and six months ended June 30, 2019 included in this Quarterly Report on Form 10-Q include activity related to the Magnum Acquisition whereas the historical results of operations for the three and six months ended June 30, 2018 do not include activity related to the Magnum Acquisition. As a result, the historical results of operations for the three and six months ended June 30, 2018 may not give an accurate indication of what our actual results would have been if the Magnum Acquisition had been completed at the beginning of the period presented, or of what our future results of operations are likely to be for the following reasons:

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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. During 2018, oil prices rose to their highest levels since the downturn that began in late 2014. However, during the fourth quarter of 2018, oil prices declined approximately 40%, which is generally believed to be due to concerns over a worldwide oversupply of oil as well as concerns over the possible slowing of global demand growth. In response, at the beginning of 2019, OPEC members and some nonmembers, including Russia, renewed pledges to reduce planned production in an effort to draw down a global oversupply and to rebalance supply and demand. These and other events provided support for an increase in oil prices during the first several months of 2019. Since then, due to, among other things, global geopolitical tensions, oil prices have slightly decreased, despite renewed pledges by OPEC members and some non-members, including Russia, to extend production cuts into 2020. We expect ongoing oil price volatility as compliance with the output reduction agreements, changes in oil inventories, GDP growth, and actual demand growth are reported. Similarly, natural gas prices are expected to continue to be volatile. Significant factors that are likely to affect 2019 commodity prices include the effect of U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally; the extent to which members of OPEC and other oil exporting nations adhere to and agree to further extend the agreed oil production cuts; and overall North American natural gas supply and demand fundamentals, including the pace at which export capacity grows.

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
Results of Operations
Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenues
Completion Solutions	$215,871	$185,111	$30,760
Production Solutions	21,646	20,381	1,265
	$237,517	$205,492	$32,025
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$166,022	$146,002	$20,020
Production Solutions	18,533	17,589	944
	$184,555	$163,591	$20,964
Adjusted gross profit
Completion Solutions	$49,849	$39,109	$10,740
Production Solutions	3,113	2,792	321
	$52,962	$41,901	$11,061

General and administrative expenses	21,818	15,463	6,355
(Gain) loss on revaluation of contingent liabilities	(975)	607	(1,582)
Depreciation	13,846	13,212	634
Amortization of intangibles	4,628	1,896	2,732
Loss on equity method investment	—	118	(118)
Gain on sale of property and equipment	(310)	(881)	571
Income from operations	$13,955	$11,486	$2,469
Interest expense	10,603	1,815	8,788
Income before income taxes	3,352	9,671	(6,319)
Provision (benefit) for income taxes	(2,735)	652	(3,387)
Net income	$6,087	$9,019	$(2,932)

Revenues
Revenues increased $32.0 million, or 16%, to $237.5 million for the second quarter of 2019, primarily within our Completion Solutions segment, due in large part to the Magnum Acquisition in the fourth quarter of 2018 as well as increased revenues in certain other service lines within the segment. Both the Completion Solutions segment and the Production Solutions segment depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the second quarter of 2019, the closing price of oil reached a high of $66.24 per barrel, and the closing price of natural gas reached a high of $2.76 per MMBtu. During the second quarter of 2018, the closing price per barrel of oil reached a high of $77.41, and the closing price of natural gas reached a high of $3.08 per MMBtu.
Additional information with respect to revenues by reportable segment is discussed below.
Completion Solutions: Revenues increased $30.8 million, or 17%, to $215.9 million for the second quarter of 2019. The increase is primarily related to an increase in completion tools revenue of 118% in comparison to the second quarter of 2018, with a corresponding increase of 94% in completion tool stages, and an increase of 12% in completion tools revenues by stage, due in large part to the Magnum Acquisition in the fourth quarter of 2018. In addition, wireline revenues increased 4% for the second quarter of 2019, and total wireline stages completed increased 13% due to an increase in activity in comparison to the first quarter of 2018. Cementing revenues (including pump downs) increased by 12%, primarily due to a 11% increase in cement job count quarter-over-quarter. Coiled tubing services revenues decreased 18% in comparison to the second quarter of 2018 as total job count decreased by 32%.
Production Solutions: Revenues increased $1.3 million, or 6%, to $21.6 million for the second quarter of 2019. Rig activity, measured in hours worked, decreased 2%, but was more than offset by an overall increase in ancillary rig work and non-rig work between periods coupled with price increases that became effective in the second half of 2018.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $21.0 million, or 13%, to $184.6 million for the second quarter of 2019. The increase was a result of additional revenue-generating activity in comparison to the first quarter of 2018, driven in large part by the Magnum Acquisition in the fourth quarter of 2018. Materials installed in wells and consumed while performing services increased $18.3 million, and employee costs increased $3.3 million. This increase in costs was partially offset by a decrease in other costs, mainly those related to travel and repairs and maintenance, by $0.7 million in comparison to the second quarter of 2018.
Additional information with respect to cost of revenues by reportable segment is discussed below.
Completion Solutions: Cost of revenues increased $20.0 million, or 14%, to $166.0 million for the second quarter of 2019. Costs related to materials installed in wells and consumed while performing services increased $18.5 million, primarily as a result of the increase in revenue generating-activity due in large part to the Magnum Acquisition in the fourth quarter of 2018 as well as increased revenue in certain other service lines within the segment. Employee costs increased $2.4 million in comparison to the second quarter of 2018, as headcount increased primarily due to the Magnum Acquisition. Other costs, such as freight, facilities and vehicle expense, decreased $0.9 million mainly due to improved cost management.
Production Solutions: Cost of revenues increased $0.9 million, or 5%, to $18.5 million for the second quarter of 2019. Employee costs increased by $0.9 million, due in part to increased compensation in the second quarter of 2019 while other costs, such as vehicle and facilities expense, increased by $0.2 million. The overall increase in cost of revenues was partially offset by a decrease in costs related to materials consumed while performing services of $0.2 million.
Adjusted Gross Profit
Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $10.7 million to $49.8 million for the second quarter of 2019 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $0.3 million to $3.1 million for the second quarter of 2019 as a result of the factors described above under “Revenues” and “Cost of Revenues.”

General and Administrative Expenses
General and administrative expenses increased $6.4 million to $21.8 million for the second quarter of 2019. The increase in comparison to the second quarter of 2018 was primarily attributed to additional general and administrative costs, including compensation, benefits, and integration costs, associated with the Magnum Acquisition, which was acquired in the fourth quarter of 2018. General and administrative expenses as a percentage of revenue was 9.2% for the second quarter of 2019, compared to 7.5% for the second quarter of 2018.
(Gain) Loss on Revaluation of Contingent Liabilities
(Gain) loss on the revaluation of contingent liabilities changed $1.6 million from a loss to a gain of $1.0 million for the second quarter of 2019. The change was primarily attributed to a reduction in the estimated sales of certain dissolvable plug products in 2019 associated with the Magnum Acquisition.
Depreciation
Depreciation expense increased $0.6 million to $13.8 million for the second quarter of 2019, primarily due to an increase in capital expenditures in the second quarter of 2019 within the Completion Solutions segment mainly due to increased activity in comparison to the second quarter of 2018. The overall increase was partially offset by a reduction in depreciation expense associated with businesses in the Production Solutions segment mainly due to the property and equipment impairment charge recorded in the fourth quarter of 2018.
Amortization of Intangibles
Amortization of intangibles increased $2.7 million to $4.6 million for the second quarter of 2019, primarily due to a $3.1 million increase in amortization attributed to the intangible assets acquired as part of the Magnum Acquisition and the acquisition of Frac Technology AS, a Norwegian private limited company (the “Frac Tech Acquisition”). The overall increase was partially offset by a reduction in amortization of $0.3 million associated with intangible assets in the Production Solutions segment, which were fully impaired in the fourth quarter of 2018.
Interest Expense
Interest expense increased $8.8 million to $10.6 million for the second quarter of 2019. The increase in comparison to the second quarter of 2018 was primarily attributed to higher indebtedness and an increased interest rate in conjunction with the Senior Notes, which were entered into in the fourth quarter of 2018 in connection with the Magnum Acquisition.
Provision (Benefit) for Income Taxes
Our effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.
Our effective tax rate for the second quarter of 2019 was (81.6)%, compared to 6.7% for the second quarter of 2018. The change in effective tax rate between periods was primarily attributable to the current year impact of our valuation allowance positions as well as state and non-U.S. income taxes.
Adjusted EBITDA
Adjusted EBITDA increased $7.4 million to $38.0 million for the second quarter of 2019. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenues
Completion Solutions	$425,003	$339,755	$85,248
Production Solutions	42,219	39,544	2,675
	$467,222	$379,299	$87,923
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$327,461	$267,428	$60,033
Production Solutions	35,684	34,390	1,294
	$363,145	$301,818	$61,327
Adjusted gross profit
Completion Solutions	$97,542	$72,327	$25,215
Production Solutions	6,535	5,154	1,381
	$104,077	$77,481	$26,596

General and administrative expenses	41,757	29,828	11,929
(Gain) loss on revaluation of contingent liabilities	(14,930)	1,670	(16,600)
Depreciation	27,376	26,321	1,055
Amortization of intangibles	9,316	3,796	5,520
Loss on equity method investment	—	193	(193)
Gain on sale of property and equipment	(333)	(511)	178
Income from operations	$40,891	$16,184	24,707
Interest expense	19,769	4,745	15,024
Income before income taxes	21,122	11,439	9,683
Provision (benefit) for income taxes	(2,275)	745	(3,020)
Net income	$23,397	$10,694	$12,703
Revenues
Revenues increased $87.9 million, or 23%, to $467.2 million for the first six months of 2019, primarily within our Completion Solutions segment, due in large part to the Magnum Acquisition in the fourth quarter of 2018 as well as increased revenues in certain other service lines within the segment. Both the Completion Solutions segment and the Production Solutions segment depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the first six months of 2019, the closing price of oil reached a high of $66.24 per barrel, and the closing price of natural gas reached a high of $4.25 per MMBtu. During the first six months of 2018, the closing price per barrel of oil reached a high of $77.41, and the closing price of natural gas reached a high of $6.24 per MMBtu.
Additional information with respect to revenues by reportable segment is discussed below.
Completion Solutions: Revenues increased $85.2 million, or 25%, to $425.0 million for the first six months of 2019. The increase is primarily related to an increase in completion tools revenue of 147% in comparison to the first six months of 2018, with a corresponding increase of 101% in completion tool stages, and an increase of 23% in completion tools revenues by stage, due in large part to the Magnum Acquisition in the fourth quarter of 2018. In addition, wireline revenues increased 15% for the first six months of 2019, and total wireline stages completed increased 24% due to an increase in activity in comparison to the first six months of 2018. Cementing revenues (including pump downs) increased by 17%, primarily due to a 16% increase in cement job count during the first six months of 2019. Coiled tubing services revenues decreased 14% in comparison to the first six months of 2018 as total job count decreased by 31%.

Production Solutions: Revenues increased $2.7 million, or 7%, to $42.2 million for the first six months of 2019. Rig activity, measured in hours worked, decreased 3%, but was more than offset by an overall increase in ancillary rig work and non-rig work between periods coupled with price increases that became effective in the second half of 2018.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $61.3 million, or 20%, to $363.1 million for the first six months of 2019. The increase was a result of additional revenue-generating activity in comparison to the first six months of 2018, driven in large part by the Magnum Acquisition in the fourth quarter of 2018. Materials installed in wells and consumed while performing services increased $43.6 million. Employee costs increased $12.4 million, and other costs increased $5.3 million in comparison to the first six months of 2018.
Additional information with respect to cost of revenues by reportable segment is discussed below.
Completion Solutions: Cost of revenues increased $60.0 million, or 22%, to $327.5 million for the first six months of 2019. Costs related to materials installed in wells and consumed while performing services increased $44.1 million, primarily as a result of the increase in revenue generating-activity due in large part to the Magnum Acquisition in the fourth quarter of 2018 as well as increased revenue in certain other service lines within the segment. Employee costs increased $11.0 million in comparison to the first six months of 2018, as headcount increased primarily due to the Magnum Acquisition. Other costs, such as integration costs, freight, facilities and vehicle expense, increased $4.9 million mainly due to increased activity and the Magnum Acquisition.
Production Solutions: Cost of revenues increased $1.3 million, or 4%, to $35.7 million for the first six months of 2019. Employee costs increased by $1.4 million, due in part to increased compensation and related benefits in the first six months of 2019 while other costs, such as vehicle and facilities expense, increased by $0.4 million. The overall increase in cost of revenues was partially offset by a decrease in costs related to materials consumed while performing services of $0.5 million.
Adjusted Gross Profit
Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $25.2 million to $97.5 million for the first six months of 2019 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $1.4 million to $6.5 million for the first six months of 2019 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $11.9 million to $41.8 million for the first six months of 2019. The increase in comparison to the first six months of 2018 was primarily attributed to additional general and administrative costs, including compensation, benefits, and integration costs, associated with the Magnum Acquisition, which was acquired in the fourth quarter of 2018. General and administrative expenses as a percentage of revenue was 8.9% for the first six months of 2019, compared to 7.9% for the first six months of 2018.
(Gain) Loss on Revaluation of Contingent Liabilities
(Gain) loss on the revaluation of contingent liabilities changed $16.6 million from a loss to a gain of $14.9 million for the first six months of 2019. The change was primarily attributed to a reduction in the estimated sales of certain dissolvable plug products in 2019 associated with the Magnum Acquisition.
Depreciation
Depreciation expense increased $1.1 million to $27.4 million for the first six months of 2019, primarily due to an increase in capital expenditures in the first six months of 2019 within the Completion Solutions segment mainly due to increased activity in comparison to the first six months of 2018. The overall increase was partially offset by a reduction in depreciation expense associated with businesses in the Production Solutions segment mainly due to the property and equipment impairment charge recorded in the fourth quarter of 2018.

Amortization of Intangibles
Amortization of intangibles increased $5.5 million to $9.3 million for the first six months of 2019, primarily due to a $6.2 million increase in amortization attributed to the intangible assets acquired as part of the Magnum Acquisition and Frac Tech Acquisition. The overall increase was partially offset by a reduction in amortization of $0.5 million associated with intangible assets in the Production Solutions segment, which were fully impaired in the fourth quarter of 2018.
Interest Expense
Interest expense increased $15.0 million to $19.8 million for the first six months of 2019. The increase in comparison to the first six months of 2018 was primarily attributed to higher indebtedness and an increased interest rate in conjunction with the Senior Notes, which were entered into in the fourth quarter of 2018 in connection with the Magnum Acquisition.
Provision (Benefit) for Income Taxes
Our effective tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pre-tax income and nondeductible items, and changes in valuation allowances.
Our effective tax rate for the first six months of 2019 was (10.8)%, compared to 6.5% for the first six months of 2018. The change in effective tax rate between periods was primarily attributable to the current year impact of our valuation allowance positions as well as state and non-U.S. income taxes.
Adjusted EBITDA
Adjusted EBITDA increased $22.5 million to $77.2 million for the first six months of 2019. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
EBITDA reconciliation:
Net income	$6,087	$9,019	$23,397	$10,694
Interest expense	10,603	1,815	19,769	4,745
Depreciation	13,846	13,212	27,376	26,321
Amortization of intangibles	4,628	1,896	9,316	3,796
Provision (benefit) for income taxes	(2,735)	652	(2,275)	745
EBITDA	$32,429	$26,594	$77,583	$46,301

Adjusted EBITDA reconciliation:
EBITDA	$32,429	$26,594	$77,583	$46,301
Transaction and integration costs	2,684	—	7,446	377
(Gain) loss on revaluation of contingent liabilities (1)	(975)	607	(14,930)	1,670
Loss on equity method investment	—	118	—	193
Stock-based compensation expense	4,114	3,971	7,267	6,211
Gain on sale of property and equipment	(310)	(881)	(333)	(511)
Legal fees and settlements (2)	75	177	143	482
Adjusted EBITDA	$38,017	$30,586	$77,176	$54,723
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

The following table provides an explanation of our calculation of ROIC for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Net income	$6,087	$23,397
Add back:
Interest expense	10,603	19,769
Transaction and integration costs	2,684	7,446
Benefit for deferred income taxes	(2,541)	(3,019)
After-tax net operating profit	$16,833	$47,593
Total capital as of prior period-end/year-end:
Total stockholders’ equity	$615,467	$594,823
Total debt	415,000	435,000
Less cash and cash equivalents	(31,157)	(63,615)
Total capital as of prior period-end/year-end	$999,310	$966,208
Total capital as of period-end:
Total stockholders’ equity	$624,309	$624,309
Total debt	400,000	400,000
Less cash and cash equivalents	(16,886)	(16,886)
Total capital as of period-end	$1,007,423	$1,007,423
Average total capital	$1,003,367	$986,816
ROIC	6.7%	9.6%

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

The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Calculation of gross profit
Revenues	$237,517	$205,492	$467,222	$379,299
Cost of revenues (exclusive of depreciation and amortization shown separately below)	184,555	163,591	363,145	301,818
Depreciation (related to cost of revenues)	13,616	12,993	26,922	25,885
Amortization of intangibles	4,628	1,896	9,316	3,796
Gross profit	$34,718	$27,012	$67,839	$47,800
Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit	$34,718	$27,012	$67,839	$47,800
Depreciation (related to cost of revenues)	13,616	12,993	26,922	25,885
Amortization of intangibles	4,628	1,896	9,316	3,796
Adjusted gross profit (excluding depreciation and amortization)	$52,962	$41,901	$104,077	$77,481

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
At June 30, 2019, we had $16.9 million of cash and cash equivalents and $161.1 million of availability under the 2018 ABL Credit Facility, which resulted in a total liquidity position of $178.0 million.
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

Loans to us and our domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be CDOR loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on our leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. The weighted average interest rate was 4.70% during the first six months of 2019.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below a certain threshold or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at June 30, 2019.
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
Concurrent with the effectiveness of the 2018 ABL Credit Facility, we borrowed approximately $35.0 million to fund a portion of the upfront cash purchase price of the Magnum Acquisition. During the first six months of 2019, we repaid our outstanding revolver borrowings in full.
At June 30, 2019, our availability under the 2018 ABL Credit Facility was approximately $161.1 million, net of an outstanding letter of credit of $0.5 million.

Cash Flows
 Cash flows provided by (used in) operations by type of activity were as follows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities	$17,408	$25,200
Investing activities	(27,070)	(15,028)
Financing activities	(37,185)	43,482
Impact of foreign exchange rate on cash	118	(307)
Net change in cash and cash equivalents	$(46,729)	$53,347
 Operating Activities
Net cash provided by operating activities was $17.4 million for the first six months of 2019 compared to $25.2 million in net cash provided by operating activities for the first six months of 2018. The $7.8 million decrease in net cash provided by operating activities was primarily a result of a $10.8 million increase in net cash used to support our working capital needs. The overall decrease in net cash provided by operating activities was partially offset by a $3.0 million increase in cash flow provided by continuing operations, adjusted for any non-cash items, primarily due to revenue growth for the first six months of 2019 in comparison to the first six months of 2018.
Investing Activities
Net cash used in investing activities was $27.1 million for the first six months of 2019 compared to $15.0 million in net cash used in investing activities for the first six months of 2018. The $12.0 million increase in net cash used in investing activities was primarily attributed to an increase of $19.3 million in cash purchases of property and equipment coupled with a decrease of $0.4 million in proceeds received from the sale of property and equipment (including casualty losses) for the first six months of 2019. The overall increase in net cash used in investing activities was partially offset by $7.6 million in proceeds received from notes receivable payments in the first six months of 2019 that did not occur in the first six months of 2018.
Financing Activities
Net cash used in financing activities was $37.2 million for the first six months of 2019 compared to $43.5 million in net cash flow provided by financing activities for the first six months of 2018. The $80.7 million decrease in net cash provided by financing activities was primarily attributed to $171.8 million in proceeds received from the IPO and issuances of common stock and $125.0 million in proceeds received from our term loan entered into in conjunction with the IPO in the first six months of 2018 that did not recur in the first six months of 2019. The overall decrease in net cash provided by financing activities was partially offset by $155.7 million in payments made on prior term loans and $1.4 million in deferred financing costs in the first six months of 2018 that did not recur in the first six months of 2019 as well as a reduction in net payments of $61.2 million on our revolving credit facilities in the first six months of 2019 compared to the first six months of 2018.
Contractual Obligations
Our contractual obligations at June 30, 2019 did not change materially, outside the normal course of business, from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
At June 30, 2019, we had a letter of credit of $0.5 million, which represented an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of Regulation S-K. As of June 30, 2019, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letter of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, and due to the material weakness in internal control over financial reporting described in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources USA, Inc. (“Pioneer Natural Resources”), resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleged, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims. The plaintiffs and intervenors sought money damages, including punitive damages. On December 17, 2018, a mediation was held, and the parties reached an agreement in principle to settle this matter. In May 2019, the parties entered into settlement agreements, which have been approved by the court, and the plaintiffs and intervenors have moved to dismiss the case. We have tendered this matter to our insurance company for defense and indemnification of Big Lake Services and the other defendants, and this settlement has been fully funded by our insurance company.
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

2.2*
First Amendment to Securities Purchase Agreement, dated June 7, 2019, by and among Warren Lynn Frazier, Garrett Lynn Frazier 2018 DG Trust, Derrick Chase Frazier 2018 DG Trust, and Frazier Family Foundation, Inc., as sellers, MOTI Holdco, LLC and Nine Energy Canada Inc., as buyers, and Nine Energy Service, Inc.

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

Nine Energy Service, Inc.

Date:	August 12, 2019	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 12, 2019	By:	/s/ Clinton Roeder
Clinton Roeder
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)