Form 10-Q
period 2019-09-30
Nine Energy Service, Inc.
filed 2019-11-12
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 8, 2019 was 30,569,546.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$93,321	$63,615
Accounts receivable, net	118,428	154,783
Inventories, net	66,475	91,435
Prepaid expenses and other current assets	14,312	15,717
Notes receivable from shareholders (Note 9)	—	7,626
Total current assets	292,536	333,176
Property and equipment, net	198,879	211,644
Definite-lived intangible assets, net	159,526	173,451
Goodwill	316,469	307,804
Indefinite-lived intangible assets	108,711	108,711
Other long-term assets	5,462	6,386
Total assets	$1,081,583	$1,141,172
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,027	$46,132
Accrued expenses	40,473	61,434
Current portion of capital lease obligations	973	665
Income taxes payable	308	57
Total current liabilities	73,781	108,288
Long-term liabilities
Long-term debt	391,539	424,978
Deferred income taxes	3,039	5,915
Long-term capital lease obligations	2,458	2,330
Other long-term liabilities	3,987	4,838
Total liabilities	474,804	546,349
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 30,582,584 and 30,163,408 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	306	302
Additional paid-in capital	755,349	746,428
Accumulated other comprehensive loss	(4,582)	(4,843)
Accumulated deficit	(144,294)	(147,064)
Total stockholders’ equity	606,779	594,823
Total liabilities and stockholders’ equity	$1,081,583	$1,141,172
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$202,305	$218,427	$669,527	$597,726
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	166,849	165,882	529,994	467,700
General and administrative expenses	19,222	21,816	60,979	51,837
(Gain) loss on revaluation of contingent liabilities	(5,771)	45	(20,701)	1,715
Loss on sale of subsidiaries	15,834	—	15,834	—
Depreciation	12,196	13,661	39,572	39,982
Amortization of intangibles	4,609	1,857	13,925	5,653
Gain on sale of property and equipment	(466)	(1,190)	(799)	(1,701)
Income (loss) from operations	(10,168)	16,356	30,723	32,540
Interest expense	9,843	1,756	29,940	6,763
Interest income	(111)	(188)	(439)	(450)
Income (loss) before income taxes	(19,900)	14,788	1,222	26,227
Provision (benefit) for income taxes	727	1,130	(1,548)	1,875
Net income (loss)	$(20,627)	$13,658	$2,770	$24,352
Earnings (loss) per share
Basic	$(0.70)	$0.57	$0.09	$1.05
Diluted	$(0.70)	$0.56	$0.09	$1.03
Weighted average shares outstanding
Basic	29,361,633	23,971,032	29,288,113	23,264,014
Diluted	29,361,633	24,389,295	29,397,636	23,603,922
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(179)	$207	$261	$(437)
Total other comprehensive income (loss), net of tax	(179)	207	261	(437)
Total comprehensive income (loss)	$(20,806)	$13,865	$3,031	$23,915
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2019	30,683,009	$307	$752,072	$(4,403)	$(123,667)	$624,309
Issuance of common stock under stock compensation plan	(98,954)	(1)	1	—	—	—
Stock-based compensation expense	—	—	3,286	—	—	3,286
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(1,471)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	(20,627)	(20,627)
Balance, September 30, 2019	30,582,584	$306	$755,349	$(4,582)	$(144,294)	$606,779

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2018	25,030,863	$250	$559,645	$(4,328)	$(83,387)	$472,180
Issuance of common stock under stock compensation plan	13,728	—	—	—	—	—
Stock-based compensation expense	—	—	3,508	—	—	3,508
Exercise of stock options	96,367	1	1,866	—	—	1,867
Vesting of restricted stock	(26,361)	—	(790)	—	—	(790)
Other comprehensive income	—	—	—	207	—	207
Net income	—	—	—	—	13,658	13,658
Balance, September 30, 2018	25,114,597	$251	$564,229	$(4,121)	$(69,729)	$490,630

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	30,163,408	$302	$746,428	$(4,843)	$(147,064)	$594,823
Issuance of common stock under stock compensation plan	489,529	5	(5)	—	—	—
Stock-based compensation expense	—	—	10,553	—	—	10,553
Exercise of stock options	674	—	15	—	—	15
Vesting of restricted stock	(71,027)	(1)	(1,642)	—	—	(1,643)
Other comprehensive income	—	—	—	261	—	261
Net income	—	—	—	—	2,770	2,770
Balance, September 30, 2019	30,582,584	$306	$755,349	$(4,582)	$(144,294)	$606,779

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2017	15,810,540	$158	$384,965	$(3,684)	$(94,081)	$287,358
Issuance of common stock in IPO, net of offering costs	8,050,000	81	168,180	—	—	168,261
Issuance of common stock under stock compensation plan	1,171,008	11	(11)	—	—	—
Stock-based compensation expense	—	—	9,719	—	—	9,719
Exercise of stock options	96,367	1	1,866	—	—	1,867
Vesting of restricted stock	(26,361)	—	(790)	—	—	(790)
Other issuances of common stock	13,043	—	300	—	—	300
Other comprehensive loss	—	—	—	(437)	—	(437)
Net income	—	—	—	—	24,352	24,352
Balance, September 30, 2018	25,114,597	$251	$564,229	$(4,121)	$(69,729)	$490,630

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$2,770	$24,352
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	39,572	39,982
Amortization of intangibles	13,925	5,653
Amortization of deferred financing costs	2,238	1,191
Provision for (recovery of) doubtful accounts	236	(319)
(Benefit) provision for deferred income taxes	(2,876)	965
Provision for inventory obsolescence	4,502	278
Stock-based compensation expense	10,553	9,719
Gain on sale of property and equipment	(799)	(1,701)
(Gain) loss on revaluation of contingent liabilities	(20,701)	1,715
Loss on equity method of investment	—	270
Loss on sale of subsidiaries	15,834	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	20,453	(62,702)
Inventories, net	17,634	(7,705)
Prepaid expenses and other current assets	(405)	1,760
Accounts payable and accrued expenses	(16,953)	38,117
Income taxes receivable/payable	674	(666)
Other assets and liabilities	151	(153)
Net cash provided by operating activities	86,808	50,756
Cash flows from investing activities
Acquisitions, net of cash acquired	1,020	—
Proceeds from sale of subsidiaries	17,222	—
Proceeds from sales of property and equipment	1,934	1,791
Proceeds from property and equipment casualty losses	1,503	1,743
Proceeds from notes receivable payments	7,626	—
Purchases of property and equipment	(48,898)	(29,545)
Net cash used in investing activities	(19,593)	(26,011)
Cash flows from financing activities
Proceeds from revolving credit facilities	10,000	—
Payments on revolving credit facilities	(45,000)	(96,182)
Proceeds from term loan	—	125,000
Payments on term loans	—	(155,701)
Payments on capital leases	(668)	—
Payments of contingent liability	(250)	—
Proceeds from issuance of common stock in IPO, net of offering costs	—	171,450
Proceeds from other issuances of common stock	—	300
Proceeds from exercise of stock options	15	1,867
Vesting of restricted stock	(1,643)	(790)
Cost of debt issuance	—	(1,385)
Net cash provided by (used in) financing activities	(37,546)	44,559
Impact of foreign currency exchange on cash	37	(283)
Net increase in cash and cash equivalents	29,706	69,021
Cash and cash equivalents
Cash and cash equivalents beginning of year	63,615	17,513
Cash and cash equivalents end of period	$93,321	$86,534
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,619	$4,363
Cash paid for income taxes	$649	$1,582
Capital expenditures in accounts payable and accrued expenses	$1,183	$11,946
Property and equipment obtained by capital lease	$1,621	$1,679

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NINE ENERGY SERVICE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Company and Organization
Nine Energy Service, Inc. (the “Company” or “Nine”), a Delaware corporation, is an oilfield services business that provides services integral to the completion of unconventional wells through a full range of tools and methodologies. The Company is headquartered in Houston, Texas.
On August 30, 2019 (the “Divestiture Date”), the Company sold its Production Solutions segment to Brigade Energy Services LLC (“Brigade”). For additional information on the Production Solutions divestiture, see Note 4 – Business Acquisitions and Divestitures.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. “(Gain) loss on revaluation of contingent liabilities” and “Interest income” are presented as separate line items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss). Additionally, “(Gain) loss on equity method investment” is no longer shown as a separate line item but is included within the “General and administrative expenses” line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the fiscal years beginning after December 15, 2018 and the interim periods within fiscal years beginning after December 15, 2019. The Company will apply the guidance retrospectively and is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
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
4. Business Acquisitions and Divestitures
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
The following table summarizes the fair value of purchase consideration transferred on the Closing Date:

Fair Value
(in thousands)
Proceeds from newly issued Senior Notes and 2018 ABL Credit Facility(1)	$296,622
Cash provided from operations	57,740
Total upfront cash consideration	$354,362

Issuance of the Company’s common shares	$177,350
Contingent consideration(2)	23,029
Total purchase consideration	$554,741
(1)     Senior Notes and 2018 ABL Credit Facility are defined in Note 8 – Debt Obligations.

(2)     The estimated fair value of the Magnum Earnout was based on a Monte Carlo simulation model with estimated outcomes ranging from $0 to $25.0 million. The estimated fair value of the Magnum Earnout was based upon available information and certain assumptions, known at the time of the Closing Date, which management believed were reasonable. Any difference in the actual Magnum Earnout from the estimated fair value of the Magnum Earnout is recorded in operating income (loss) in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

The following table summarizes the allocation of the purchase price of the Magnum Acquisition to the assets acquired and liabilities assumed based on the fair value as of the Closing Date, with the excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill:

Purchase Price Allocation
(in thousands)
Cash and cash equivalents	$8,509
Accounts receivable, net	30,898
Income taxes receivable	695
Inventories, net	52,249
Prepaid expenses and other current assets	1,147
Property and equipment, net	3,729
Goodwill	234,504
Definite-lived intangible assets, net	148,000
Indefinite-lived intangible assets	96,000
Other long-term assets	1,055
Accounts payable	(3,626)
Accrued expenses	(18,404)
Other long-term liabilities	(15)
Total net assets acquired	$554,741
All goodwill acquired is attributable to expected synergies gained through the Magnum Acquisition as well as the assembled workforce. In addition, all goodwill acquired is included in the Completion Solutions segment and is deductible for tax purposes. For additional information on goodwill, see Note 6 – Goodwill and Intangible Assets.
The Company finalized its purchase price allocation in connection with the Magnum Acquisition during the three months ended September 30, 2019. As a result, the Company recorded measurement period adjustments to the fair value of assets acquired and liabilities assumed at the Closing Date due to the refinement of its valuation models, assumptions, and inputs. The updated assumptions and inputs incorporated additional information obtained about facts and circumstances that existed at the Closing Date. These final purchase price allocation adjustments recorded during the three months ended September 30, 2019 related to the finalization of contractual obligations and the finalization of working capital adjustments, which decreased working capital by $1.0 million, and increased accrued expenses by $7.7 million. Total adjustments recorded during the three months ended September 30, 2019 increased goodwill by $8.7 million.
Magnum’s results of operations are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss), as part of its Completion Solutions segment, for the three and nine months ended September 30, 2019. It is impractical to quantify the contribution of Magnum since the Closing Date, as the business was fully integrated into the Company’s existing operations in 2018.

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
Production Solutions Divestiture
On August 30, 2019, the Company entered into a Membership Interest Purchase Agreement (“Production Solutions Purchase Agreement”) with Brigade. Pursuant to the Production Solutions Purchase Agreement, on such date, through the sale of all of the limited liability interests of its wholly owned subsidiary, Beckman Holding Production Services, LLC, the Company sold its Production Solutions segment to Brigade for approximately $17.4 million in cash. The closing consideration is subject to working capital and other customary post-closing adjustments. The Production Solutions Purchase Agreement contained customary representations and warranties, covenants, and indemnification provisions. The Company recorded a loss of $15.8 million in connection with this divestiture during the third quarter of 2019. This divestiture does not qualify as discontinued operations at September 30, 2019 in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity as it does not represent a strategic shift that has a major effect on the Company’s operations and financial results.

5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $5.6 million and $1.9 million at September 30, 2019 and December 31, 2018, respectively.
Inventories, net as of September 30, 2019 and December 31, 2018 were comprised of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$37,398	$38,890
Work in progress	597	130
Finished goods	34,072	54,301
Inventories	72,067	93,321
Reserve for obsolescence	(5,592)	(1,886)
Inventories, net	$66,475	$91,435

6. Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of the components of goodwill for the nine months ended September 30, 2019 were as follows:

	Goodwill
	Gross Value	Accumulated Impairment Loss	Net
	(in thousands)
Balance as of December 31, 2018	$400,067	$(92,263)	$307,804
Purchase price adjustments (1)	8,665	—	8,665
Balance as of September 30, 2019	$408,732	$(92,263)	$316,469
(1)     The Company recorded adjustments to the fair value of goodwill in relation to the Magnum Acquisition. For additional information on the Magnum Acquisition and related purchase price adjustments, see Note 4 – Business Acquisitions and Divestitures.
Intangible Assets
The changes in the net carrying value of the components of intangible assets for the nine months ended September 30, 2019 were as follows:

	Intangible Assets
	Customer Relationships	Non- Compete Agreements	Technology	Definite-Lived Intangible Asset Total	Trade Names	Other Intangible Assets	Indefinite-Lived Intangible Asset Total
	(in thousands, except weighted average amortization period information)
Balance as of December 31, 2018	$47,964	$2,850	$122,637	$173,451	$107,700	$1,011	$108,711
Additions	—	—	—	—	—	—	—
Amortization expense	(6,255)	(1,133)	(6,537)	(13,925)	—	—	—
Balance as of September 30, 2019	$41,709	$1,717	$116,100	$159,526	$107,700	$1,011	$108,711
Weighted average amortization period	6.8	3.9	13.8		Indefinite	Indefinite
Amortization of intangibles expense was $4.6 million and $13.9 million for the three and nine months ended September 30, 2019, respectively. Amortization of intangibles expense was $1.9 million and $5.7 million for the three and nine months ended September 30, 2018, respectively.

Future estimated amortization of intangibles is as follows:

(in thousands)
Year Ending December 31,
2019	$4,443
2020	17,227
2021	16,876
2022	14,223
2023	12,275
Thereafter	94,482
Total	$159,526

7. Accrued Expenses
Accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation and benefits	$15,140	$11,930
Accrued bonus	2,067	13,250
Sales tax payable	724	1,185
Contingent liabilities	778	20,922
Interest payable	14,841	7,031
Other accrued expenses	6,923	7,116
Accrued expenses	$40,473	$61,434
8. Debt Obligations
The Company’s debt obligations as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Senior Notes	$400,000	$400,000
2018 ABL Credit Facility	—	35,000
Total debt before deferred financing costs	$400,000	$435,000
Deferred financing costs	(8,461)	(10,022)
Total debt	$391,539	$424,978
Less: Current portion of long-term debt	—	—
Long-term debt	$391,539	$424,978
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at September 30, 2019.
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
Unamortized deferred financing costs associated with the Senior Notes were $8.5 million and $10.0 million at September 30, 2019 and December 31, 2018, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.

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
Loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be CDOR loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. The weighted average interest rate was 2.63% during the nine months ended September 30, 2019.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below a certain threshold or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2019.
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
Concurrent with the effectiveness of the 2018 ABL Credit Facility, the Company borrowed approximately $35.0 million to fund a portion of the upfront cash purchase of the Magnum Acquisition. The Company is permitted to repay any amounts borrowed prior to the maturity date without any premium or penalty, subject to minimum amounts of prepayments and customary LIBOR breakage costs. During the first nine months of 2019, the Company repaid its outstanding revolver borrowings in full.
At September 30, 2019, the Company’s availability under the 2018 ABL Credit Facility was approximately $118.0 million, net of an outstanding letter of credit of $0.2 million.

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
Debt Extinguishment Costs
During the first quarter of 2018, the Company recorded debt extinguishment costs of approximately $0.7 million in unamortized deferred financing costs associated with the termination of the Legacy Credit Agreements. These unamortized deferred financing costs were being amortized through the maturity dates of each agreement using the effective interest method. These debt extinguishment costs are included in “Interest expense” in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2018.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Senior Notes	$324,000	$376,000
2018 ABL Credit Facility	$—	$35,000
The fair value of the Senior Notes is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The 2018 ABL Credit Facility is also classified within Level 2 of the fair value hierarchy. The fair value of the 2018 ABL Credit Facility approximates its carrying value.

9. Related Party Transactions
As part of the acquisition of Crest Pumping Technologies, LLC (“Crest”) in 2014, the Company issued promissory notes totaling $9.4 million to former owners of Crest, including David Crombie, who is an executive officer of the Company. The principal was due on June 30, 2019. The interest rate was based on the prime rate, the federal funds rate, or LIBOR, plus a margin to be determined in connection with the Company’s credit agreement and was due quarterly. Mr. Crombie paid $1.8 million during 2016 to pay his promissory note in full. At December 31, 2018, the outstanding principal balance of the notes of the remaining individuals totaled $7.6 million, and unpaid interest, included in “Prepaid expenses and other current assets” in the Company’s Condensed Consolidated Balance Sheets, totaled $10,000. During the nine months ended September 30, 2019, the Company received the full principal balance of the notes outstanding as well as any unpaid interest.
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by Mr. Crombie. Total lease expense and building maintenance expense associated with these entities was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively. The Company also purchased $0.7 million and $1.3 million of equipment during the three and nine months ended September 30, 2019, respectively, from an entity in which Mr. Crombie is a limited partner. The Company purchased $0.6 million of equipment from this entity during the three and nine months ended September 30, 2018. There were outstanding payables due to this entity relating to equipment purchases of $0.1 million at September 30, 2019.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. Total rental expense associated with this office space was $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. There were no outstanding payables due to the entity at September 30, 2019 and December 31, 2018.
At December 31, 2018, the Company had an open receivable due from the sellers of Magnum primarily related to sales commissions paid to an intercompany entity that was not included in the Magnum Acquisition. The Company received payment in full in the first quarter of 2019.
The Company provides services to Citation Oil & Gas Corp., an entity owned by Curtis F. Harrell, a director of the Company. The Company billed $0.2 million and $0.4 million for services provided to this entity during the three and nine months ended September 30, 2019, respectively, and billed $0.0 million and $0.5 million for the three and nine months ended September 30, 2018, respectively. There was an outstanding receivable due from this entity of $0.2 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively.
The Company provides services in the ordinary course of business to EOG Resources, Inc. (“EOG”). Gary L. Thomas, a director of the Company, acted as the President of EOG until his retirement from EOG at December 31, 2018. The Company generated revenue from EOG of $12.1 million and $31.8 million for the three and nine months ended September 30, 2018, respectively. There was an outstanding receivable due from this entity of $7.0 million at December 31, 2018.
On June 5, 2019, Ann G. Fox, President and Chief Executive Officer and a director of the Company, was elected as a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $5.4 million and $15.8 million for the three and nine months ended September 30, 2019, respectively. There was an outstanding receivable due from Devon of $2.0 million at September 30, 2019.

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
On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources USA, Inc. (“Pioneer Natural Resources”), resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleged, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims. The plaintiffs and intervenors sought money damages, including punitive damages. On December 17, 2018, a mediation was held, and the parties reached an agreement in principle to settle this matter. In May 2019, the parties entered into settlement agreements, which have been approved by the court, and the court has dismissed the case. The Company has tendered this matter to its insurance company for defense and indemnification of Big Lake Services and the other defendants, and this settlement has been fully funded by its insurance company.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance clams. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.6 million at September 30, 2019 and December 31, 2018 and is included under the caption “Accrued expenses” on the Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company has recorded the following contingent liabilities at September 30, 2019:
Magnum Earnout
The Magnum Purchase Agreement includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2026 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. For additional information on the Magnum Acquisition, see Note 4 – Business Acquisitions and Divestitures.
Frac Tech Earnout
On October 1, 2018, pursuant to the terms and conditions of the Frac Tech Purchase Agreement, the Company acquired Frac Tech. The Frac Tech Purchase Agreement includes, among other things, the potential for additional future payments, based on certain Frac Tech sales volume metrics through December 31, 2023.

The following is a reconciliation of the beginning and ending amounts of the contingent liabilities (Level 3) for the nine months ended September 30, 2019:

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2018	$24,521	$1,008	$25,529
Payments	—	(250)	(250)
Revaluation adjustments	(21,436)	735	(20,701)
Balance at September 30, 2019	$3,085	$1,493	$4,578
The contingent consideration related to the contingent liabilities is reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.8 million and $20.9 million reported in “Accrued expenses” at September 30, 2019 and December 31, 2018, respectively, and $3.8 million and $4.6 million reported in “Other long-term liabilities” at September 30, 2019 and December 31, 2018, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
Income tax expense (benefit) included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Income tax expense (benefit)	$727	$1,130	$(1,548)	$1,875
Effective tax rate	(3.7)%	7.6%	(126.7)%	7.1%
Generally, the Company’s effective tax rate is lower than the statutory federal rate of 21% in most periods due to its valuation allowance position, offset by state and foreign income taxes. The effective tax rate for the nine months ended September 30, 2019 also includes the discrete tax impact from the Production Solutions divestiture. All other changes in the effective tax rate are attributable to the current year impact of the Company’s valuation allowance positions, levels of pre-tax income, and state and non-U.S. income taxes.

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
Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$(20,627)	29,361,633	$(0.70)	$13,658	23,971,032	$0.57
Assumed exercise of stock options	—	—	—	—	41,341	—
Unvested restricted stock and stock units	—	—	—	—	376,922	—
Diluted	$(20,627)	29,361,633	$(0.70)	$13,658	24,389,295	$0.56

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Net Income	Average Shares Outstanding	Earnings Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$2,770	29,288,113	$0.09	$24,352	23,264,014	$1.05
Assumed exercise of stock options	—	—	—	—	31,879	—
Unvested restricted stock and stock units	—	109,523	—	—	308,029	—
Diluted	$2,770	29,397,636	$0.09	$24,352	23,603,922	$1.03
For the three months ended September 30, 2019, the computation of diluted earnings (loss) per share excluded stock options, unvested restricted stock, and unvested restricted stock units because their inclusion would be anti-dilutive given the Company was in a net loss position.

13. Segment Information
On August 30, 2019, the Company sold its Production Solutions segment to Brigade. For additional information on the Production Solutions divestiture, see Note 4 – Business Acquisitions and Divestitures. Prior to the Divestiture Date, the Company reported its results in two segments, the Completions Solutions segment and the Production Solutions segment. As a result of the Company’s sale of its Production Solutions segment, the Company considers the Completion Solutions segment to be its operating and reporting segment. This segmentation is representative of the manner in which the Chief Operating Decision Maker (“CODM”) and its Board of Directors view the business in allocating resources and measuring financial performance. The Company considers the CODM to be its Chief Executive Officer.
Financial data through the Divestiture Date is reported below for the Production Solutions segment. The amounts labeled “Corporate” relate to assets not allocated to either the Completion Solutions segment or the Production Solutions segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Completion Solutions	$186,252	$196,608	$611,255	$536,363
Production Solutions	16,053	21,819	58,272	61,363
	$202,305	$218,427	$669,527	$597,726
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$152,679	$147,178	$480,140	$414,606
Production Solutions	14,170	18,704	49,854	53,094
	$166,849	$165,882	$529,994	$467,700
Adjusted gross profit
Completion Solutions	$33,573	$49,430	$131,115	$121,757
Production Solutions	1,883	3,115	8,418	8,269
	$35,456	$52,545	$139,533	$130,026

General and administrative expenses	19,222	21,816	60,979	51,837
(Gain) loss on revaluation of contingent liabilities	(5,771)	45	(20,701)	1,715
Loss on sale of subsidiaries	15,834	—	15,834	—
Depreciation	12,196	13,661	39,572	39,982
Amortization of intangibles	4,609	1,857	13,925	5,653
Gain on sale of property and equipment	(466)	(1,190)	(799)	(1,701)
Income (loss) from operations	$(10,168)	$16,356	$30,723	$32,540
Non-operating expenses	9,732	1,568	29,501	6,313
Income (loss) before income taxes	(19,900)	14,788	1,222	26,227
Provision (benefit) for income taxes	727	1,130	(1,548)	1,875
Net income (loss)	$(20,627)	$13,658	$2,770	$24,352

Capital expenditures by segment for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Completion Solutions	$9,146	$10,723	$44,343	$26,636
Production Solutions	804	665	2,790	2,312
Corporate	—	92	93	597
	$9,950	$11,480	$47,226	$29,545

Total assets by segment as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Completion Solutions	$977,633	$1,045,643
Production Solutions	—	35,086
Corporate	103,950	60,443
	$1,081,583	$1,141,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a leading North American onshore completion services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in both the U.S. and Canada as well as abroad to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
Recent Events
Production Solutions Divestiture
On August 30, 2019 (the “Divestiture Date”), we entered into a Membership Interest Purchase Agreement (“Production Solutions Purchase Agreement”) with Brigade Energy Services LLC (“Brigade”). Pursuant to the Production Solutions Purchase Agreement, on such date, through the sale of all of the limited liability interests of our wholly owned subsidiary, Beckman Holding Production Services, LLC, we sold our Production Solutions segment to Brigade for approximately $17.4 million in cash. The closing consideration is subject to working capital and other customary post-closing adjustments. We recorded a loss of $15.8 million in connection with this divestiture during the third quarter of 2019. For additional information on this divestiture, see Note 4 – Business Acquisitions and Divestitures included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Magnum Acquisition
On October 25, 2018, pursuant to the terms of a Securities Purchase Agreement dated October 15, 2018 (as amended on June 7, 2019, the “Magnum Purchase Agreement”), we acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC, and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum” and such acquisition, the “Magnum Acquisition”) for approximately $334.5 million in upfront cash consideration, subject to customary adjustments, and 5.0 million shares of our common stock, which were issued to the sellers of Magnum in a private placement. The Magnum Purchase Agreement also includes the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2026 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. For additional information on the Magnum Acquisition, see Note 4 – Business Acquisitions and Divestitures included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Business Segments
The Completion Solutions segment provides services integral to the completion of unconventional wells through a full range of tools and methodologies. Through the Completion Solutions segment, we provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including those that provide pinpoint frac sleeve system technologies as well as a portfolio of completion technologies used for completing the toe stage of a horizontal well and fully-composite, dissolvable, and extended range frac plugs to isolate stages during plug and perf operations, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool in lengths of up to 30,000 feet and which provides a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.
On the Divestiture Date, we sold the Production Solutions segment to Brigade. For additional information on the Production Solutions divestiture, see Note 4 – Business Acquisitions and Divestitures. Prior to the Divestiture Date, we reported our results in two segments, the Completions Solutions segment and the Production Solutions segment. The Production Solutions segment provided a range of production enhancement and well workover services that were performed with a well servicing rig and ancillary equipment. Our well servicing business encompassed a full range of services performed with a mobile well servicing rig (or workover rig) and ancillary equipment throughout a well’s life cycle from completion to ultimate plug and abandonment. Our rigs and personnel installed and removed downhole equipment and eliminated obstructions in the well to facilitate the flow of oil and natural gas.
How We Generate Revenue and the Costs of Conducting Our Business
We generate our revenues by providing completion services to E&P customers across all major onshore basins in both the U.S. and Canada as well as abroad. We primarily earn our revenues pursuant to work orders entered into with our customers on a job-by-job basis. We typically will enter into a Master Service Agreement (“MSA”) with each customer that provides a framework of general terms and conditions of our services that will govern any future transactions or jobs awarded to us. Each specific job is obtained through competitive bidding or as a result of negotiations with customers. The rate we charge is determined by location, complexity of the job, operating conditions, duration of the contract, and market conditions. In addition to MSAs, we have entered into a select number of longer-term contracts with certain customers relating to our wireline and cementing services, and we may enter into similar contracts from time to time to the extent beneficial to the operation of our business. These longer-term contracts address pricing and other details concerning our services, but each job is performed on a standalone basis.
The principal expenses involved in conducting our business include labor costs, materials and freight, the costs of maintaining our equipment, and fuel costs. Our direct labor costs vary with the amount of equipment deployed and the utilization of that equipment. Another key component of labor costs relates to the ongoing training of our field service employees, which improves safety rates and reduces employee attrition.

How We Evaluate Our Operations
We evaluate our performance based on a number of financial and non-financial measures, including the following:

•
Revenue: We compare actual revenue achieved each month to the most recent projection for that month and to the annual plan for the month established at the beginning of the year. We monitor our revenue to analyze trends in the performance of our operations compared to historical revenue drivers or market metrics. We are particularly interested in identifying positive or negative trends and investigating to understand the root causes.

•
Adjusted Gross Profit (Excluding Depreciation and Amortization): Adjusted gross profit (excluding depreciation and amortization) is a key metric that we use to evaluate operating performance. We define adjusted gross profit (excluding depreciation and amortization) as revenues less direct and indirect costs of revenues (excluding depreciation and amortization). Costs of revenues include direct and indirect labor costs, costs of materials, maintenance of equipment, fuel, transportation freight costs, contract services, crew cost, and other miscellaneous expenses. For additional information, see “Non-GAAP Financial Measures” below.

•
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) before interest expense, taxes, and depreciation and amortization, further adjusted for (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions and our IPO, (iii) loss or gain from discontinued operations, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on equity method investment, (vi) stock-based compensation expense, (vii) loss or gain on sale of property and equipment, (viii) restructuring charges, (ix) loss or gain on the sale of subsidiaries, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business and restructuring costs. For additional information, see “Non-GAAP Financial Measures” below.

•
Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) transaction and integration costs related to acquisitions and our IPO, (ii) property and equipment, goodwill, and/or intangible asset impairment charges, (iii) interest expense (income), (iv) restructuring charges, (v) loss or gain on the sale of subsidiaries, and (vi) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.

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

Factors Affecting the Comparability of Our Results of Operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, and our historical results of operations among the periods presented may not be comparable to each other, primarily due to the Magnum Acquisition and partially due to our divestiture of the Production Solutions segment.

The historical results of operations for the three and nine months ended September 30, 2019 included in this Quarterly Report on Form 10-Q include activity related to the Magnum Acquisition whereas the historical results of operations for the three and nine months ended September 30, 2018 do not include activity related to the Magnum Acquisition. As a result, the historical results of operations for the three and nine months ended September 30, 2018 may not give an accurate indication of what our actual results would have been if the Magnum Acquisition had been completed at the beginning of the period presented, or of what our future results of operations are likely to be for the following reasons:

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

In addition, the historical results of operations for the three and nine months ended September 30, 2019 included in this Quarterly Report on Form 10-Q include activity related to the Production Solutions segment only through August 30, 2019 (which is the Divestiture Date) whereas the historical results of operations for the three and nine months ended September 30, 2018 include activity related to the Production Solutions segment for the entire periods. Furthermore, future results of operations will not include activity related to the Production Solutions segment. For additional information on the Magnum Acquisition and on the divestiture of the Production Solutions segment, see Note 4 – Business Acquisitions and Divestitures included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. During 2018, oil prices rose to their highest levels since the downturn that began in late 2014. However, during the fourth quarter of 2018, oil prices declined approximately 40%, which is generally believed to be due to concerns over a worldwide oversupply of oil as well as concerns over the possible slowing of global demand growth. In response, at the beginning of 2019, OPEC members and some nonmembers, including Russia, renewed pledges to reduce planned production in an effort to draw down a global oversupply and to rebalance supply and demand. These and other events provided support for an increase in oil prices during the first several months of 2019. Since then, due to, among other things, global geopolitical tensions, oil prices have slightly decreased, despite renewed pledges by OPEC members and some non-members, including Russia, to extend production cuts into 2020. We expect ongoing oil price volatility as compliance with the output reduction agreements, changes in oil inventories, GDP growth, and actual demand growth are reported. Similarly, natural gas prices have decreased significantly throughout 2019 and are expected to continue to be volatile, causing many operators in the more gas-exposed regions to curtail activity. Significant factors that are likely to affect 2019 commodity prices include the effect of U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally; the extent to which members of OPEC and other oil exporting nations adhere to and agree to further extend the agreed oil production cuts; and overall North American natural gas supply and demand fundamentals, including the pace at which export capacity grows.

Customer budgets for 2019 were set at the end of 2018. As discussed above, there was a sharp decline in oil price during the fourth quarter of 2018. As a result, customer budgets for 2019 are more limited than previously anticipated, and on average, customers have decreased E&P investments in 2019 as compared to 2018, which could adversely affect our business. With this overall reduction, there has been a strong commitment from E&P operators to stay within capital budgets, prompting many of them to begin to scale back activity in the third quarter of 2019 and likely into the fourth quarter of 2019. Even if there is price improvement in oil and natural gas during the remainder of 2019, it is expected that operator activity would not materially increase, as operators would likely remain focused on operating within their previously set capital plans.

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
Results of Operations
Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenues
Completion Solutions	$186,252	$196,608	$(10,356)
Production Solutions (1)	16,053	21,819	(5,766)
	$202,305	$218,427	$(16,122)
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$152,679	$147,178	$5,501
Production Solutions (1)	14,170	18,704	(4,534)
	$166,849	$165,882	$967
Adjusted gross profit
Completion Solutions	$33,573	$49,430	$(15,857)
Production Solutions (1)	1,883	3,115	(1,232)
	$35,456	$52,545	$(17,089)

General and administrative expenses	$19,222	$21,816	$(2,594)
(Gain) loss on revaluation of contingent liabilities	(5,771)	45	(5,816)
Loss on sale of subsidiaries	15,834	—	15,834
Depreciation	12,196	13,661	(1,465)
Amortization of intangibles	4,609	1,857	2,752
Gain on sale of property and equipment	(466)	(1,190)	724
Income (loss) from operations	(10,168)	16,356	(26,524)
Non-operating expenses	9,732	1,568	8,164
Income (loss) before income taxes	(19,900)	14,788	(34,688)
Provision (benefit) for income taxes	727	1,130	(403)
Net income (loss)	$(20,627)	$13,658	$(34,285)

(1)We sold the Production Solutions segment to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 4 – Business Acquisitions and Divestitures.

Revenues
Revenues decreased $16.1 million, or 7%, to $202.3 million for the third quarter of 2019 which is primarily related to pricing pressure across the company. The Completion Solutions segment and the historical Production Solutions segment depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the third quarter of 2019, the average closing price of oil was $56.34 per barrel, and the average closing price of natural gas was $2.38 per MMBtu. During the third quarter of 2018, the average closing price per barrel of oil was $69.69, and the average closing price of natural gas was $2.93 per MMBtu. The overall decrease is partially offset with an increase in completion tools revenue from the first nine months of 2018, due in large part to the Magnum Acquisition in the fourth quarter of 2018.
Additional information with respect to revenues by reportable segment is discussed below.
Completion Solutions: Revenues decreased $10.4 million, or 5%, to $186.3 million for the third quarter of 2019. The decrease was primarily related to a decrease in coiled tubing revenue of $16.8 million, or 35%, as total job count decreased by 39% in comparison to the third quarter of 2018. In addition, the decrease was partly related to a decrease in wireline revenue of $8.9 million, or 13%, mainly related to pricing pressure. Total completed wireline stages increased 10% in comparison to the third quarter of 2018. The overall decrease in Completions Solutions revenues was partially offset by an increase in completion tools revenue of $12.6 million, or 45%. The increase was primarily due to an increase of 10% in completion tool stages with a corresponding increase of 32% in completion tools revenues by stage due in large part to the Magnum Acquisition in the fourth quarter of 2018. Cementing revenues (including pump downs) also increased by $2.6 million, or 5%, which is in conjunction with the increase in cement job count of 4% quarter-over-quarter.
Production Solutions: Revenues decreased $5.8 million, or 26%, to $16.1 million for the third quarter of 2019. The overall decrease in revenue was primarily related to the fact that the Production Solutions segment was sold on August 30, 2019 and therefore only recorded two months of revenue in the third quarter of 2019 compared to recording three months of revenue in the third quarter of 2018.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $1.0 million, or 1%, to $166.8 million for the third quarter of 2019. The increase was primarily related to additional costs of $5.8 million for materials installed and consumed while performing services. The increase in these costs was due in large part to the Magnum Acquisition in the fourth quarter of 2018. In addition, the overall increase in cost of revenues was partly related to an increase in severance and other cost of revenue type restructuring charges of $1.8 million mainly associated with the third quarter of 2019 wind-down of our wireline service offerings in Canada. The overall increase in cost of revenues was partially offset by a decrease of $5.4 million in other employee-related costs, as well as a decrease of $1.2 million in other costs, which was mainly driven by reductions in repairs and maintenance, travel and meals and entertainment expenses in comparison to the third quarter of 2018.
Additional information with respect to cost of revenues by reportable segment is discussed below.
Completion Solutions: Cost of revenues increased $5.5 million, or 4%, to $152.7 million for the third quarter of 2019 primarily related to additional costs of $7.0 million for materials installed and consumed while performing services. The increase in these costs was due in large part to the Magnum Acquisition in the fourth quarter of 2018. In addition, the overall increase in cost of revenues was partly related to an increase in severance and other cost of revenue type restructuring charges of $1.8 million mainly associated with the third quarter of 2019 wind-down of our wireline service offerings in Canada. The overall increase in cost of revenues was partially offset by a decrease of $2.8 million in other employee-related costs, as well as a decrease of $0.5 million in other costs, which was mainly driven by reductions in repairs and maintenance, travel and meals and entertainment in comparison to the third quarter of 2018.
Production Solutions: Cost of revenues decreased $4.5 million, or 24%, to $14.2 million for the third quarter of 2019. Employee-related costs decreased by $2.6 million while costs related to materials consumed while performing services decreased by $1.3 million, and other costs such as repairs and maintenance, vehicle and facilities expenses, decreased by $0.7 million in the third quarter of 2019. The primary driver behind the reduction of these costs of revenues related to the sale of the Production Solutions segment on August 30, 2019 as only two months of cost of revenues was recorded in the third quarter of 2019 compared to three months of cost of revenues recorded in the third quarter of 2018.

Adjusted Gross Profit
Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) decreased $15.9 million to $33.6 million for the third quarter of 2019 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit (excluding depreciation and amortization) decreased $1.2 million to $1.9 million for the third quarter of 2019 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $2.6 million to $19.2 million for the third quarter of 2019. The decrease was primarily related to a decrease of $1.9 million in employee-related costs in comparison to the third quarter of 2018. The decrease is also partly related to a third quarter of 2018 settlement of $1.5 million associated with the Fair Labor Standards Act (“FLSA”) that did not recur in the third quarter of 2019, coupled with certain transaction costs recorded in the third quarter of 2018 associated with the Magnum Acquisition that also did not recur in the third quarter of 2019. The overall decrease in general and administrative expenses was partially offset by an increase in severance and other general and administrative type restructuring charges of $1.4 million mainly associated with the third quarter of 2019 wind-down of our wireline service offerings in Canada. General and administrative expenses as a percentage of revenue was 9.5% for the third quarter of 2019, compared to 10.0% for the third quarter of 2018.
(Gain) Loss on Revaluation of Contingent Liabilities
(Gain) loss on the revaluation of contingent liabilities changed $5.8 million from a loss of less than $0.1 million to a gain of $5.8 million for the third quarter of 2019. The change was primarily related to a reduction in the estimated sales of certain dissolvable plug products in 2019 associated with the Magnum Acquisition, which contributed to the reduction in fair value during the current quarter.
(Gain) Loss on Sale of Subsidiaries
Loss on the sale of subsidiaries was approximately $15.8 million for the third quarter of 2019 and was related to the sale of the Production Solutions segment on August 30, 2019. We did not record a loss on the sale of subsidiaries for the third quarter of 2018.
Depreciation
Depreciation expense decreased $1.5 million to $12.2 million for the third quarter of 2019. The overall decrease was primarily within service offerings in the Production Solutions segment as we recorded a property and equipment impairment charge recorded in the fourth quarter of 2018. Furthermore, the remaining property and equipment associated with the Production Solutions segment was sold on August 30, 2019.
Amortization of Intangibles
Amortization of intangibles increased $2.8 million to $4.6 million for the third quarter of 2019, primarily due to a $3.1 million increase in amortization associated with intangible assets acquired as part of the Magnum Acquisition and the acquisition of Frac Technology AS, a Norwegian private limited company (the “Frac Tech Acquisition”). The overall increase was partially offset by a reduction in amortization of $0.3 million associated with intangible assets in the Production Solutions segment, which were fully impaired in the fourth quarter of 2018.
Non-Operating Expenses
Non-operating expenses increased $8.2 million to $9.7 million for the third quarter of 2019. The increase in comparison to the third quarter of 2018 was primarily related to an increase in interest expense related to higher indebtedness and an increased interest rate in conjunction with the Senior Notes, which were entered into in the fourth quarter of 2018 in connection with the Magnum Acquisition.
Provision (Benefit) for Income Taxes
Our tax provision for the third quarter of 2019 was approximately $0.7 million as compared to a tax provision of $1.1 million for the third quarter of 2018. The $0.4 million decrease in the tax provision was primarily a result of the discrete tax impact from the sale of the Production Solutions segment on August 30, 2019, coupled with changes in pre-tax income between periods.

Adjusted EBITDA
Adjusted EBITDA decreased $14.1 million to $24.2 million for the third quarter of 2019. The Adjusted EBITDA decrease is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenues
Completion Solutions	$611,255	$536,363	$74,892
Production Solutions (1)	58,272	61,363	(3,091)
	$669,527	$597,726	$71,801
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$480,140	$414,606	$65,534
Production Solutions (1)	49,854	53,094	(3,240)
	$529,994	$467,700	$62,294
Adjusted gross profit
Completion Solutions	$131,115	$121,757	$9,358
Production Solutions (1)	8,418	8,269	149
	$139,533	$130,026	$9,507

General and administrative expenses	$60,979	$51,837	$9,142
(Gain) loss on revaluation of contingent liabilities	(20,701)	1,715	(22,416)
Loss on sale of subsidiaries	15,834	—	15,834
Depreciation	39,572	39,982	(410)
Amortization of intangibles	13,925	5,653	8,272
Gain on sale of property and equipment	(799)	(1,701)	902
Income from operations	30,723	32,540	(1,817)
Non-operating expenses	29,501	6,313	23,188
Income before income taxes	1,222	26,227	(25,005)
Provision (benefit) for income taxes	(1,548)	1,875	(3,423)
Net income	$2,770	$24,352	$(21,582)
(1)We sold the Production Solutions segment to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 4 – Business Acquisitions and Divestitures.
Revenues
Revenues increased $71.8 million, or 12%, to $669.5 million for the first nine months of 2019. The increase is primarily related to an increase in completion tools revenue from the first nine months of 2018, due in large part to the Magnum Acquisition in the fourth quarter of 2018. The overall increase is partially offset with pricing pressure across the company. The Completion Solutions segment and the historical Production Solutions segment depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the first nine months of 2019, the average closing price of oil was $57.04 per barrel, and the average closing price of natural gas was $2.62 per MMBtu. During the first nine months of 2018, the average closing price per barrel of oil was $66.93, and the average closing price of natural gas was $2.95 per MMBtu.
Additional information with respect to revenues by reportable segment is discussed below.

Completion Solutions: Revenues increased $74.9 million, or 14%, to $611.3 million for the first nine months of 2019. The increase was primarily related to an increase in completion tools revenue of $78.0 million, or 107%, with a corresponding increase of 65% in completion tool stages and 26% in completion tools revenues by stage due in large part to the Magnum Acquisition in the fourth quarter of 2018. In addition, the increase was partly attributable to an increase in wireline revenue of $7.8 million, or 4%, as total wireline stages completed increased 19% due to an increase in activity in comparison to the first nine months of 2018. Furthermore, cementing revenues (including pump downs) increased by $19.0 million, or 13%, primarily due to a 12% increase in cement job count during the first nine months of 2019. The increase was partially offset with a decrease in coiled tubing revenue of $29.8 million, or 22%, as total job count decreased by 34% in comparison to the first nine months of 2018.
Production Solutions: Revenues decreased $3.1 million, or 5%, to $58.3 million for the first nine months of 2019 primarily related to a reduction of activity. The Production Solutions segment was sold on August 30, 2019.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $62.3 million, or 13%, to $530.0 million for the first nine months of 2019. The increase was primarily related to increased revenues described above in comparison to the first nine months of 2018, which was due in large part to the Magnum Acquisition in the fourth quarter of 2018.
Additional information with respect to cost of revenues by reportable segment is discussed below.
Completion Solutions: Cost of revenues increased $65.5 million, or 16%, to $480.1 million for the first nine months of 2019. Costs related to materials installed and consumed while performing services increased $53.4 million and other employee-related costs increased $8.0 million in comparison to the first nine months of 2018, due in large part to the Magnum Acquisition in the fourth quarter of 2018. In addition, Magnum integration costs associated with cost of revenues was approximately $3.2 million in the third quarter of 2019. These costs did not occur in the third quarter of 2018. Furthermore, the increase in cost of revenues was partly related to an increase in severance and other cost of revenue type restructuring charges of $1.8 million mainly associated with the third quarter of 2019 wind-down of our wireline service offerings in Canada. The overall increase in cost of revenues was partially offset by a decrease of $0.9 million in other costs, which was mainly driven by reductions in repairs and maintenance, travel and meals and entertainment in comparison to the first nine months of 2018.
Production Solutions: Cost of revenues decreased $3.2 million, or 6%, to $49.9 million for the first nine months of 2019. Costs related to materials consumed while performing services decreased $1.7 million, employee-related costs decreased $1.2 million, and other costs such as repairs and maintenance, vehicle and facilities expenses, decreased $0.3 million in the third quarter of 2019. The primary drivers behind the reduction of these costs of revenues related to a reduction in activity for the first nine months of 2019 coupled with the ultimate sale of the Production Solutions segment on August 30, 2019.
Adjusted Gross Profit
Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $9.4 million to $131.1 million for the first nine months of 2019 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit (excluding depreciation and amortization) increased $0.1 million to $8.4 million for the first nine months of 2019 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $9.1 million to $61.0 million for the first nine months of 2019. The increase in comparison to the first nine months of 2018 was primarily related to additional general and administrative costs, including integration, compensation, and benefits costs, associated with the Magnum Acquisition in the fourth quarter of 2018. General and administrative expenses as a percentage of revenue was 9.1% for the first nine months of 2019, compared to 8.7% for the first nine months of 2018.
(Gain) Loss on Revaluation of Contingent Liabilities
(Gain) loss on the revaluation of contingent liabilities changed $22.4 million from a loss of $1.7 million for the first nine months of 2018 to a gain of $20.7 million for the first nine months of 2019. The change was primarily related to a reduction in the estimated sales of certain dissolvable plug products in 2019 associated with the Magnum Acquisition, which contributed to the reduction in fair value during the first nine months of 2019.

(Gain) Loss on Sale of Subsidiaries
Loss on the sale of subsidiaries was approximately $15.8 million for the first nine months of 2019 and was related to the sale of the Production Solutions segment. We did not record a loss on the sale of subsidiaries for the first nine months of 2018.
Depreciation
Depreciation expense decreased $0.4 million to $39.6 million for the first nine months of 2019. The decrease was primarily within service offerings in the Production Solutions segment as we recorded a property and equipment impairment charge recorded in the fourth quarter of 2018. Furthermore, the remaining property and equipment associated with the Production Solutions segment was sold in the third quarter of 2019. The overall decrease is partially offset with an increase in depreciation expense in other lines of service where capital expenditure activity was larger in the first nine months of 2019 in comparison to the first nine months of 2018.
Amortization of Intangibles
Amortization of intangibles increased $8.3 million to $13.9 million for the first nine months of 2019, primarily due to a $9.4 million increase in amortization associated with intangible assets acquired as part of the Magnum Acquisition and Frac Tech Acquisition. The overall increase was partially offset by a reduction in amortization of $0.8 million associated with intangible assets in the Production Solutions segment, which were fully impaired in the fourth quarter of 2018.
Non-Operating Expenses
Non-operating expenses increased $23.2 million to $29.5 million for the first nine months of 2019. The increase in comparison to the first nine months of 2018 was primarily related to an increase in interest expense related to higher indebtedness and an increased interest rate in conjunction with the Senior Notes, which were entered into in the fourth quarter of 2018 in connection with the Magnum Acquisition.
Provision (Benefit) for Income Taxes
Our tax benefit for the first nine months of 2019 was approximately $1.5 million as compared to a tax provision of $1.9 million for the first nine months of 2018. The $3.4 million decrease in our tax provision was primarily related to changes in pre-tax income between periods coupled with the discrete tax impact from the sale of the Production Solutions segment during the first nine months of 2019.
Adjusted EBITDA
Adjusted EBITDA increased $8.3 million to $101.4 million for the first nine months of 2019. The Adjusted EBITDA increase is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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
We define Adjusted EBITDA as EBITDA further adjusted for (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions and our IPO, (iii) loss or gain from discontinued operations, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on equity method investment, (vi) stock-based compensation expense, (vii) loss or gain on sale of property and equipment, and (viii) restructuring charges, (ix) loss or gain on the sale of subsidiaries, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business and restructuring costs.

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
The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
EBITDA reconciliation:
Net income (loss)	$(20,627)	$13,658	$2,770	$24,352
Interest expense	9,843	1,756	29,940	6,763
Interest income	(111)	(188)	(439)	(450)
Depreciation	12,196	13,661	39,572	39,982
Amortization of intangibles	4,609	1,857	13,925	5,653
Provision (benefit) for income taxes	727	1,130	(1,548)	1,875
EBITDA	$6,637	$31,874	$84,220	$78,175

Adjusted EBITDA reconciliation:
EBITDA	$6,637	$31,874	$84,220	$78,175
Transaction and integration costs	1,418	2,320	8,864	2,697
Loss on equity method investment	—	77	—	270
(Gain) loss on revaluation of contingent liabilities (1)	(5,771)	45	(20,701)	1,715
Loss on sale of subsidiaries	15,834	—	15,834	—
Restructuring charges	3,263	—	3,263	—
Stock-based compensation expense	3,286	3,508	10,553	9,719
Gain on sale of property and equipment	(466)	(1,190)	(799)	(1,701)
Legal fees and settlements (2)	22	1,721	165	2,203
Adjusted EBITDA	$24,223	$38,355	$101,399	$93,078
(1)Amounts relate to the revaluation of contingent liabilities associated with our 2018 acquisitions. The impact is included in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(2)Amounts represent fees and legal settlements associated with legal proceedings brought pursuant to the FLSA and/or similar state laws.

Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) transaction and integration costs related to acquisitions and our IPO, (ii) property and equipment, goodwill, and/or intangible asset impairment charges, (iii) interest expense (income), (iv) restructuring charges, (v) loss or gain on the sale of subsidiaries, and (vi) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We then take the average of the current and prior period-end total capital for use in this analysis.
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
The following table provides an explanation of our calculation of ROIC for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Net income (loss)	$(20,627)	$2,770
Add back:
Interest expense	9,843	29,940
Interest income	(111)	(439)
Transaction and integration costs	1,418	8,864
Restructuring charges	3,263	3,263
Loss on sale of subsidiaries	15,834	15,834
Provision (benefit) for deferred income taxes	143	(2,876)
After-tax net operating profit	$9,763	$57,356
Total capital as of prior period-end/year-end:
Total stockholders’ equity	$624,309	$594,823
Total debt	400,000	435,000
Less cash and cash equivalents	(16,886)	(63,615)
Total capital as of prior period-end/year-end	$1,007,423	$966,208
Total capital as of period-end:
Total stockholders’ equity	$606,779	$606,779
Total debt	400,000	400,000
Less cash and cash equivalents	(93,321)	(93,321)
Total capital as of period-end	$913,458	$913,458
Average total capital	$960,441	$939,833
ROIC	4.1%	8.1%

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
Management uses adjusted gross profit (excluding depreciation and amortization) to evaluate operating performance. We prepare adjusted gross profit (excluding depreciation and amortization) to eliminate the impact of depreciation and amortization because we do not consider depreciation and amortization indicative of our core operating performance. Adjusted gross profit (excluding depreciation and amortization) should not be considered as an alternative to gross profit (loss), operating income (loss), or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted gross profit (excluding depreciation and amortization) may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted gross profit (excluding depreciation and amortization) or similarly titled measures in the same manner as we do.
The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Calculation of gross profit
Revenues	$202,305	$218,427	$669,527	$597,726
Cost of revenues (exclusive of depreciation and amortization shown separately below)	166,849	165,882	529,994	467,700
Depreciation (related to cost of revenues)	11,994	13,434	38,916	39,319
Amortization of intangibles	4,609	1,857	13,925	5,653
Gross profit	$18,853	$37,254	$86,692	$85,054
Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit	$18,853	$37,254	$86,692	$85,054
Depreciation (related to cost of revenues)	11,994	13,434	38,916	39,319
Amortization of intangibles	4,609	1,857	13,925	5,653
Adjusted gross profit (excluding depreciation and amortization)	$35,456	$52,545	$139,533	$130,026
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash flows from operating activities, external borrowings, proceeds from the IPO, and capital contributions (prior to the IPO). Our principal uses of cash are to fund capital expenditures and acquisitions, to service our outstanding debt, and to fund our working capital requirements. In 2018, we issued $400.0 million of Senior Notes to, together with cash on hand and borrowings under the 2018 ABL Credit Facility, fund the Magnum Acquisition as well as fully repay and terminate the term loan borrowings and the outstanding revolving credit commitments under our prior credit facility. For additional information regarding the Senior Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q. In the third quarter of 2019, we divested the Production Solutions segment for approximately $17.4 million in cash. The closing consideration is subject to working capital and other customary post-closing adjustments. We plan to use such proceeds to fund our working capital requirements and capital expenditures.
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
At September 30, 2019, we had $93.3 million of cash and cash equivalents and $118.0 million of availability under the 2018 ABL Credit Facility, which resulted in a total liquidity position of $211.3 million.

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
Loans to us and our domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be CDOR loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on our leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments. The weighted average interest rate was 2.63% during the first nine months of 2019.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below a certain threshold or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2019.
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
Concurrent with the effectiveness of the 2018 ABL Credit Facility, we borrowed approximately $35.0 million to fund a portion of the upfront cash purchase price of the Magnum Acquisition. During the second quarter of 2019, we repaid our outstanding revolver borrowings in full.
At September 30, 2019, our availability under the 2018 ABL Credit Facility was approximately $118.0 million, net of an outstanding letter of credit of $0.2 million.

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities	$86,808	$50,756
Investing activities	(19,593)	(26,011)
Financing activities	(37,546)	44,559
Impact of foreign exchange rate on cash	37	(283)
Net change in cash and cash equivalents	$29,706	$69,021
 Operating Activities
Net cash provided by operating activities was $86.8 million for the first nine months of 2019 compared to $50.8 million in net cash provided by operating activities for the first nine months of 2018. The $36.0 million increase in net cash provided by operating activities was primarily a result of a $52.9 million increase in net cash provided through our working capital. The overall increase in net cash provided by operating activities was partially offset by a $16.9 million increase in cash flow used by continuing operations, adjusted for any non-cash items, primarily due to revenue growth for the first nine months of 2019 in comparison to the first nine months of 2018.
Investing Activities
Net cash used in investing activities was $19.6 million for the first nine months of 2019 compared to $26.0 million in net cash used in investing activities for the first nine months of 2018. The $6.4 million decrease in net cash used in investing activities was primarily related to $17.2 million in proceeds received from the sale of subsidiaries as well as $7.6 million in proceeds received from notes receivable payments, both of which occurred in the first nine months of 2019 and did not occur in the first nine months of 2018. The overall decrease in net cash used in investing activities was partially offset by an increase of $19.4 million in cash purchases of property and equipment for the first nine months of 2019.
Financing Activities
Net cash used in financing activities was $37.5 million for the first nine months of 2019 compared to $44.6 million in net cash flow provided by financing activities for the first nine months of 2018. The $82.1 million decrease in net cash provided by financing activities was primarily related to $171.8 million in proceeds received from the IPO and issuances of common stock and $125.0 million in proceeds received from our term loan entered into in conjunction with the IPO in the first nine months of 2018 that did not recur in the first nine months of 2019 as well as an increase in cash used of $2.7 million related to the vesting of restricted stock in the first nine months of 2019 compared to the first nine months of 2018. The overall decrease in net cash provided by financing activities was partially offset by $155.7 million in payments made on prior term loans and $1.4 million in deferred financing costs in the first nine months of 2018 that did not recur in the first nine months of 2019 as well as a reduction in net payments of $61.2 million on our revolving credit facilities in the first nine months of 2019 compared to the first nine months of 2018.
Contractual Obligations
Our contractual obligations at September 30, 2019 did not change materially, outside the normal course of business, from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
At September 30, 2019, we had a letter of credit of $0.2 million, which represented an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of Regulation S-K. As of September 30, 2019, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letter of credit.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019, due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting. As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we did not design and maintain adequate controls to address the segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions. Certain accounting personnel had the ability to prepare and post journal entries, as well as reconcile accounts, without an independent review by someone other than the preparer. Specifically, our internal controls were not designed or operating effectively to evidence that journal entries were appropriately recorded or were properly reviewed for validity, accuracy, and completeness. Immaterial misstatements were identified in 2017 related to the inadequate segregation of accounting duties. This material weakness could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Material Weakness in Internal Control over Financial Reporting. In addition to the remediation steps listed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, management has performed, or is in the process of performing, the following:

•
Continued to develop and implement additional controls and procedures and enhance existing controls and procedures to ensure the segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions.

•
Hired additional resources, including an experienced Internal Audit Director to lead the Company’s internal audit department, with responsibility for direction and oversight of all internal audit functions.

Until the remediation steps listed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 and the remediation steps set forth above are fully developed, implemented, and operating for a sufficient amount of time to validate the remediation, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting. Except for the changes identified above related to our remediation efforts, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2019.

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

On August 31, 2017, an accident occurred while a five-employee crew of Big Lake Services, LLC, a subsidiary of Nine (“Big Lake Services”), was performing workover services at an oil and gas wellsite near Midland, Texas, operated by Pioneer Natural Resources USA, Inc. (“Pioneer Natural Resources”), resulting in the death of a Big Lake Services employee, Juan De La Rosa. On December 7, 2017, a lawsuit was filed on behalf of Mr. De La Rosa’s minor children in the Midland County District Court against Pioneer Natural Resources, Big Lake Services, and Phillip Hamilton related to this accident. The petition alleged, among other things, that the defendants acted negligently, resulting in the death of Mr. De La Rosa. On March 14, 2018, a plea in intervention was filed on behalf of Mr. De La Rosa’s parents, alleging similar claims. The plaintiffs and intervenors sought money damages, including punitive damages. On December 17, 2018, a mediation was held, and the parties reached an agreement in principle to settle this matter. In May 2019, the parties entered into settlement agreements, which have been approved by the court, and the court has dismissed the case. We have tendered this matter to our insurance company for defense and indemnification of Big Lake Services and the other defendants, and this settlement has been fully funded by our insurance company.
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
Our charter and bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
Our charter and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our charter or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. These exclusive forum provisions are not intended to apply to actions arising under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”). The Court of Chancery of the State of Delaware has recently held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships that were established by or under Delaware’s corporate law.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the forum selection provisions of our charter and bylaws. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our charter or bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.
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

2.2*
First Amendment to Securities Purchase Agreement, dated June 7, 2019, by and among Warren Lynn Frazier, Garrett Lynn Frazier 2018 DG Trust, Derrick Chase Frazier 2018 DG Trust, and Frazier Family Foundation, Inc., as sellers, MOTI Holdco, LLC and Nine Energy Canada Inc., as buyers, and Nine Energy Service, Inc. (Incorporated by reference to Exhibit 2.2 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2019)

2.3†+
Membership Interest Purchase Agreement, dated August 30, 2019, by and between Brigade Energy Services LLC and Nine Energy Service, Inc. (Incorporated by reference to Exhibit 2.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on September 6, 2019).

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

10.1
First Amendment to Amended and Restated Employment Agreement, by and among Nine Energy Service, LLC, Nine Energy Service, Inc. and Edward Bruce Morgan, effective as of August 30, 2019 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on September 6, 2019).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

*	Filed herewith

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

†	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

+
Pursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted. The Company hereby undertakes to furnish supplementally an unredacted copy of the agreement to the Securities and Exchange Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any documents so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	November 12, 2019	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Clinton Roeder
Clinton Roeder
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)