Form 10-Q
period 2020-03-31
Nine Energy Service, Inc.
filed 2020-05-08
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 5, 2020 was 31,758,643.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Risk Factors” in Item 1A of Part II in this Quarterly Report on Form 10-Q. These factors, some of which are beyond our control, include the following:

•	the level of capital spending and well completions by the onshore oil and natural gas industry;

•	oil and natural gas commodity prices;

•	general economic conditions;

•
the impact of the coronavirus pandemic and the actions of certain oil and natural gas producing countries on our business and the business of our customers, including the effects of the resulting excess supply of oil;

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

•	our ability to implement new technologies and services;

•	seasonal and adverse weather conditions;

•	our ability to regain compliance with the minimum share price requirement under the New York Stock Exchange (the “NYSE”) continued listing requirements and avoid the delisting of our common stock;

•	changes in laws or regulations regarding issues of health, safety, and protection of the environment, including those relating to hydraulic fracturing, greenhouse gases, and climate change; and

•
our ability to successfully integrate the assets and operations that we acquired with our acquisition of Magnum Oil Tools International, LTD and its affiliates (the “Magnum Acquisition”) and realize anticipated revenues, cost savings, or other benefits of such acquisition.

Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.
These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$90,116	$92,989
Accounts receivable, net	92,645	96,889
Income taxes receivable	810	660
Inventories, net	63,113	60,945
Prepaid expenses and other current assets	14,977	17,434
Total current assets	261,661	268,917
Property and equipment, net	121,148	128,604
Intangible assets, net	144,822	148,991
Goodwill	—	296,196
Other long-term assets	7,377	8,187
Total assets	$535,008	$850,895
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,291	$35,490
Accrued expenses	29,098	24,730
Current portion of capital lease obligations	1,019	995
Total current liabilities	58,408	61,215
Long-term liabilities
Long-term debt	379,007	392,059
Deferred income taxes	—	1,588
Long-term capital lease obligations	1,937	2,201
Other long-term liabilities	3,805	3,955
Total liabilities	443,157	461,018
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 30,406,994 and 30,555,677 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	304	306
Additional paid-in capital	762,332	758,853
Accumulated other comprehensive loss	(5,070)	(4,467)
Accumulated deficit	(665,715)	(364,815)
Total stockholders’ equity	91,851	389,877
Total liabilities and stockholders’ equity	$535,008	$850,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Service	$114,401	$175,990
Product	32,223	53,715
	146,624	229,705
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	99,198	140,586
Product	26,810	38,004
General and administrative expenses	16,395	19,939
Depreciation	8,541	13,530
Amortization of intangibles	4,169	4,688
Impairment of goodwill	296,196	—
Gain on revaluation of contingent liabilities	(426)	(13,955)
Gain on sale of property and equipment	(575)	(23)
Income (loss) from operations	(303,684)	26,936
Interest expense	9,828	9,326
Interest income	(371)	(160)
Gain on extinguishment of debt	(10,116)	—
Income (loss) before income taxes	(303,025)	17,770
Provision (benefit) for income taxes	(2,125)	460
Net income (loss)	$(300,900)	$17,310
Earnings (loss) per share
Basic	$(10.22)	$0.59
Diluted	$(10.22)	$0.59
Weighted average shares outstanding
Basic	29,430,475	29,150,996
Diluted	29,430,475	29,471,753
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(603)	$248
Total other comprehensive income (loss), net of tax	(603)	248
Total comprehensive income (loss)	$(301,503)	$17,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2019	30,555,677	$306	$758,853	$(4,467)	$(364,815)	$389,877
Issuance (forfeitures) of common stock under stock compensation plan	(49,009)	(1)	1	—	—	—
Stock-based compensation expense	—	—	3,592	—	—	3,592
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(99,674)	(1)	(114)	—	—	(115)
Other comprehensive loss	—	—	—	(603)	—	(603)
Net loss	—	—	—	—	(300,900)	(300,900)
Balance, March 31, 2020	30,406,994	$304	$762,332	$(5,070)	$(665,715)	$91,851

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	30,163,408	$302	$746,428	$(4,843)	$(147,064)	$594,823
Issuance (forfeitures) of common stock under stock compensation plan	622,021	6	(6)	—	—	—
Stock-based compensation expense	—	—	3,153	—	—	3,153
Exercise of stock options	674	—	15	—	—	15
Vesting of restricted stock	(3,503)	—	(82)	—	—	(82)
Other comprehensive income	—	—	—	248	—	248
Net income	—	—	—	—	17,310	17,310
Balance, March 31, 2019	30,782,600	$308	$749,508	$(4,595)	$(129,754)	$615,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(300,900)	$17,310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	8,541	13,530
Amortization of intangibles	4,169	4,688
Amortization of deferred financing costs	745	746
Provision for (recovery of) doubtful accounts	(288)	47
Benefit for deferred income taxes	(1,588)	(478)
Provision for inventory obsolescence	271	1,338
Stock-based compensation expense	3,592	3,153
Impairment of goodwill	296,196	—
Gain on extinguishment of debt	(10,116)	—
Gain on sale of property and equipment	(575)	(23)
Gain on revaluation of contingent liabilities	(426)	(13,955)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	4,458	(4,402)
Inventories, net	(2,651)	(7,879)
Prepaid expenses and other current assets	2,409	(6,060)
Accounts payable and accrued expenses	(3,213)	(3,703)
Income taxes receivable/payable	(150)	796
Other assets and liabilities	271	780
Net cash provided by operating activities	745	5,888
Cash flows from investing activities
Proceeds from sales of property and equipment	892	477
Proceeds from property and equipment casualty losses	428	1,238
Proceeds from notes receivable payments	—	532
Purchases of property and equipment	(785)	(20,386)
Net cash provided by (used in) investing activities	535	(18,139)
Cash flows from financing activities
Payments on Senior Notes	(3,455)	—
Payments on 2018 ABL Credit Facility	—	(20,000)
Payments on capital leases	(240)	(212)
Payments of contingent liability	(98)	—
Proceeds from exercise of stock options	—	15
Vesting of restricted stock	(115)	(82)
Net cash used in financing activities	(3,908)	(20,279)
Impact of foreign currency exchange on cash	(245)	72
Net decrease in cash and cash equivalents	(2,873)	(32,458)
Cash and cash equivalents
Cash and cash equivalents beginning of year	92,989	63,615
Cash and cash equivalents end of period	$90,116	$31,157
Supplemental disclosures of cash flow information:
Cash paid for interest	$748	$750
Cash paid (refunded) for income taxes	$(577)	$132
Capital expenditures in accounts payable and accrued expenses	$648	$6,227
Property and equipment obtained by capital lease	$—	$1,310
Receivable from property and equipment sale (including insurance)	$5,454	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Company and Organization
Background
Nine Energy Service, Inc. (the “Company” or “Nine”), a Delaware corporation, is an oilfield services business that provides services integral to the completion of unconventional wells through a full range of tools and methodologies. The Company is headquartered in Houston, Texas.
On August 30, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Production Solutions Purchase Agreement”) with Brigade Energy Services LLC (“Brigade”). Pursuant to the Production Solutions Purchase Agreement, on such date, through the sale of all of the limited liability interests of its wholly owned subsidiary, Beckman Holding Production Services, LLC, the Company sold its Production Solutions segment to Brigade. The Production Solutions Purchase Agreement contained customary representations and warranties, covenants, and indemnification provisions. This divestiture did not qualify as discontinued operations in accordance with Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results.
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. The worldwide coronavirus outbreak in early 2020, which was declared a pandemic by the World Health Organization in March 2020, the uncertainty regarding its impact, and various governmental actions taken to mitigate its impact have resulted in an unprecedented decline in demand for oil. In the midst of the ongoing pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations, including Russia, were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil, coupled with the risk of a substantial increase in supply, which has directly affected the Company.
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying condensed consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Condensed Consolidated Balance Sheet at December 31, 2019 and the Condensed Consolidated Statement of Stockholders’ Equity as of December 31, 2019 and 2018 are derived from audited consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for the fair statement of the Company’s financial position have been included. These condensed consolidated financial statements include all accounts of the Company.
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications primarily relate to presenting “Revenues” and “Cost of revenues” by product and service and by presenting “Interest income” as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
3. New Accounting Standards
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard is required to be applied retrospectively, except the new Level 3 disclosure requirements are applied prospectively. The Company adopted ASU 2018-13 in the first quarter of 2020, and it had an immaterial impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard, which requires the use of a modified retrospective transition approach, includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. Based on initial evaluation, the Company expects to include operating leases with durations greater than twelve months on its Condensed Consolidated Balance Sheets. The Company is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard. For emerging growth entities, the standard is effective for the fiscal years beginning after December 15, 2020 and interim periods within the fiscal years beginning after December 15, 2021. Early adoption is allowed, and the Company, as an emerging growth company, plans to early adopt the standard for the fiscal years beginning after December 15, 2019 and interim periods within the fiscal years beginning after December 15, 2020.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. ASU 2018-15 is effective for public businesses for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the current incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 is effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the standard on its condensed consolidated financial statements.
4. Revenue
Disaggregation of Revenue
The Company adopted Accounting Standards Codification 606 (“ASC 606”) on December 31, 2019, effective January 1, 2019, using the modified retrospective method. Accordingly, results for the year ended December 31, 2019 and periods thereafter are presented in accordance with ASC 606 while prior period results, including those presented below for the three months ended March 31, 2019, have not been adjusted and are reported under the previous revenue recognition guidance.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Coiled tubing	$20,731	$20,731	$38,643	$—	$38,643
Cement	48,637	48,637	53,258	—	53,258
Tools	32,223	32,223	53,715	—	53,715
Wireline	45,033	45,033	63,516	—	63,516
Well service	—	—	—	20,573	20,573
Total revenues	$146,624	$146,624	$209,132	$20,573	$229,705

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Products(1)	$32,223	$32,223	$53,715	$—	$53,715
Services(1)	114,401	114,401	155,417	20,573	175,990
Total revenues	$146,624	$146,624	$209,132	$20,573	$229,705
(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
(2)     The Production Solutions segment was sold to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 1 – Company and Organization.

Performance Obligations
At March 31, 2020 and December 31, 2019, the amount of remaining performance obligations were immaterial.
Contract Balances
At March 31, 2020 and December 31, 2019, contract assets and contract liabilities were immaterial.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $5.0 million and $5.4 million at March 31, 2020 and December 31, 2019, respectively.
Inventories, net as of March 31, 2020 and December 31, 2019 were comprised of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$41,761	$38,823
Work in progress	434	—
Finished goods	25,932	27,555
Inventories	68,127	66,378
Reserve for obsolescence	(5,014)	(5,433)
Inventories, net	$63,113	$60,945
6. Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of the components of goodwill for the three months ended March 31, 2020 were as follows:

	Goodwill
	Gross Value	Accumulated Impairment Loss	Net
	(in thousands)
Balance as of December 31, 2019	$408,732	$(112,536)	$296,196
Impairment	—	(296,196)	(296,196)
Balance as of March 31, 2020	$408,732	$(408,732)	$—
Q1 2020 Goodwill Impairment
With a significant reduction in exploration and production capital budgets and activity, primarily driven by sharp declines in global crude oil demand and an economic recession associated with the coronavirus pandemic, as well as, sharp declines in oil and natural gas prices associated with international pricing and production disputes, the outlook for expected future cash flows associated with the Company’s reporting units decreased dramatically in the first quarter of 2020.
Based on the above events, an indication of impairment associated with the Company’s reporting units occurred, triggering an interim goodwill impairment test of the Level 3 fair value of each reporting unit under Accounting Standards Codification 350, Intangibles - Goodwill and Other (“ASC 350”) at March 31, 2020. The Level 3 fair value of each reporting unit was determined by using the income approach (discounted cash flows of forecasted income) based on the Company’s best internal projections and the likelihood of various outcomes.
Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, weighted average cost of capital, terminal growth rates, future market share, the impact of new product development, and future market conditions, among others. The Company believes that the estimates and assumptions used in the interim goodwill impairment test are reasonable and appropriate.
Based on its Level 3 fair value determination in connection with the interim goodwill impairment test under ASC 350, the Company recorded goodwill impairment charges of $296.2 million associated with its tools, cementing, and wireline reporting units. These charges represent a full write-off of goodwill and are primarily attributed to the events described above, coupled with an increased weighted average cost of capital driven by a reduction in the Company’s stock price and the Level 2 fair value of its Senior Notes (as defined in Note 8 – Debt Obligations) at March 31, 2020.
These charges are included in the line item “Impairment of goodwill” in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2020.
Intangible Assets
The changes in the net carrying value of the components of intangible assets for the three months ended March 31, 2020 were as follows:

	Customer Relationships	Non- Compete Agreements	Technology	In-process R&D	Total
	(in thousands, except weighted average amortization period information)
Balance as of December 31, 2019	$32,536	$1,534	$113,921	$1,000	$148,991
Amortization expense	(1,890)	(100)	(2,179)	—	(4,169)
Balance as of March 31, 2020	$30,646	$1,434	$111,742	$1,000	$144,822
Weighted average amortization period	5.9	3.6	13.4	Indefinite
Amortization of intangibles expense was $4.2 million and $4.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2020	$12,298
2021	16,116
2022	13,463
2023	11,516
2024	11,183
Thereafter	79,246
Total	$143,822
With a significant reduction in exploration and production capital budgets and activity, primarily driven by sharp declines in global crude oil demand and an economic recession associated with the coronavirus pandemic, as well as, sharp declines in oil and natural gas prices associated with international pricing and production disputes, the carrying amount of long-lived assets (inclusive of definite-lived intangible assets and property and equipment) associated with the Company’s asset groups may not be recoverable. As such, the Company performed an impairment assessment of long-lived assets in its asset groups under Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”) at March 31, 2020, based on its best internal projections and the likelihood of various outcomes.
Based on its assessment, the Company determined that the estimated future undiscounted cash flows derived from long-lived assets associated with its asset groups exceeded the carrying amount of long-lived assets associated with its asset groups, and no impairment to long-lived assets was required.
However, the occurrence of future events or deteriorating market conditions could result in additional impairment assessments under ASC 360 subsequent to March 31, 2020.

7. Accrued Expenses
Accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$9,346	$7,009
Accrued interest	14,333	6,091
Accrued bonus	—	5,043
Accrued sales tax	606	820
Contingent liabilities	206	391
Other accrued expenses	4,607	5,376
Accrued expenses	$29,098	$24,730
8. Debt Obligations
The Company’s debt obligations as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Senior Notes	$386,171	$400,000
2018 ABL Credit Facility	—	—
Total debt before deferred financing costs	$386,171	$400,000
Deferred financing costs	(7,164)	(7,941)
Total debt	$379,007	$392,059
Less: Current portion of long-term debt	—	—
Long-term debt	$379,007	$392,059
Senior Notes
Background
On October 25, 2018, the Company issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “Senior Notes”). The Senior Notes were issued under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among the Company, certain subsidiaries of the Company and Wells Fargo, National Association, as Trustee. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. The Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at March 31, 2020.
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
Unamortized deferred financing costs associated with the Senior Notes were $7.2 million and $7.9 million at March 31, 2020 and December 31, 2019, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.

Extinguishment of Debt
In the first quarter of 2020, the Company repurchased approximately $13.8 million of the Senior Notes for a repurchase price of approximately $3.5 million in cash. As a result, the Company recorded a $10.1 million gain on extinguishment of debt which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by $0.2 million in deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2020.
Subsequent to March 31, 2020, the Company repurchased an additional $15.9 million of the Senior Notes for a repurchase price of approximately $3.9 million in cash.
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
Loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2020.
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
At March 31, 2020, the Company’s availability under the 2018 ABL Credit Facility was approximately $93.5 million, net of an outstanding letter of credit of $0.2 million.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Senior Notes	$96,581	$324,000
2018 ABL Credit Facility	$—	$—
The fair value of the Senior Notes is classified as Level 2 in the fair value hierarchy and is established based on observable inputs in less active markets. The 2018 ABL Credit Facility is also classified within Level 2 of the fair value hierarchy. The fair value of the 2018 ABL Credit Facility approximates its carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million for both the three months ended March 31, 2020 and March 31, 2019. The Company also purchased $0.1 million of equipment during both the three months ended March 31, 2020 and March 31, 2019, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.1 million at both March 31, 2020 and December 31, 2019.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. Total rental expense associated with this office space was $0.3 million and $0.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
The Company purchases cable for its wireline trucks from an entity owned by Forum Energy Technologies (“Forum”). Two of the Company’s directors serve as directors of Forum. The Company was billed $0.4 million for both the three months ended March 31, 2020 and March 31, 2019. There was an outstanding payable due to the entity of $0.2 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively. The Company purchases coiled tubing string from another entity owned by Forum. The Company was billed $1.9 million and $2.3 million for coiled tubing string during the three months ended March 31, 2020 and March 31, 2019, respectively. There was an outstanding payable due to the entity of $1.0 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.6 million both for the three months ended March 31, 2020 and March 31, 2019. There was an outstanding payable due to Select of $0.2 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively.
The Company provides products and rentals to National Energy Services, Inc. (“NESR”). One of the Company’s directors serves as a director of NESR. The Company billed $0.3 million and $0.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively. There was an outstanding receivable due to the Company from NESR of $6.7 million and $6.8 million at March 31, 2020 and December 31, 2019, respectively.
On June 5, 2019, Ann G. Fox, President and Chief Executive Officer and a director of the Company, was elected as a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.7 million and $5.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. There was an outstanding receivable due from Devon of $0.9 million and $1.0 million at March 31, 2020 and December 31, 2019, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.7 million and $1.8 million at March 31, 2020 and December 31, 2019, respectively, and is included under the caption “Accrued expenses” on the Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company has recorded the following contingent liabilities at March 31, 2020:
Magnum Earnout
On October 25, 2018, pursuant to the terms of a Securities Purchase Agreement, dated October 15, 2018 (as amended on June 7, 2019, the “Magnum Purchase Agreement”), the Company acquired all of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools GP, LLC, and Magnum Oil Tools Canada Ltd. (such entities collectively, “Magnum”).
The Magnum Purchase Agreement included the potential for additional future payments in cash of (i) up to 60% of net income (before interest, taxes, and certain gains or losses) for the “E-Set” tools business in 2019 through 2026 and (ii) up to $25.0 million based on sales of certain dissolvable plug products in 2019. In 2019, the Company did not meet the sales requirement of certain dissolvable plug products during the year.
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

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2019	$2,609	$1,359	$3,968
Revaluation adjustments	141	(567)	(426)
Payments	—	(98)	(98)
Balance at March 31, 2020	$2,750	$694	$3,444
The contingent consideration related to the contingent liabilities is reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.2 million and $0.4 million reported in “Accrued expenses” at March 31, 2020 and December 31, 2019, respectively, and $3.2 million and $3.6 million reported in “Other long-term liabilities” at March 31, 2020 and December 31, 2019, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
Income tax expense (benefit) included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except percentages)
Income tax expense (benefit)	$(2,125)	$460
Effective tax rate	0.7%	2.6%

The Company’s tax provision prior to the discrete tax impact discussed below was approximately $0.3 million, primarily attributable to state and non-U.S. income taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law which, among other provisions, provides a five-year carryback of certain net operating losses. As a result, during the three months ended March 31, 2020, the Company recorded the tax benefit from the ability to carryback some of its net operating losses. In addition, the goodwill impairment recorded during the three months ended March 31, 2020 resulted in the release of some of the Company’s valuation allowance previously recorded. The total discrete impact for the three months ended March 31, 2020 was an income tax benefit of approximately $2.4 million.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$(300,900)	29,430,475	$(10.22)	$17,310	29,150,996	$0.59
Assumed exercise of stock options	—	—	—	—	2,709	—
Unvested restricted stock and stock units	—	—	—	—	318,048	—
Diluted	$(300,900)	29,430,475	$(10.22)	$17,310	29,471,753	$0.59

For the three months ended March 31, 2020, the computation of diluted earnings (loss) per share excluded all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings per share for the periods in which the Company experienced a net loss were as follows:

	2020	2019
Three months ended March 31,	119,075	—
13. Segment Information
On August 30, 2019, the Company sold its Production Solutions segment to Brigade. For additional information on the Production Solutions divestiture, see Note 1 – Company and Organization. Prior to August 30, 2019, the Company reported its results in two segments, the Completions Solutions segment and the Production Solutions segment. As a result of the Company’s sale of its Production Solutions segment, the Company considers the Completion Solutions segment to be its operating and reporting segment. This segmentation is representative of the manner in which the Chief Operating Decision Maker (“CODM”) and its Board of Directors view the business in allocating resources and measuring financial performance. The Company considers the CODM to be its Chief Executive Officer.

The amounts labeled “Corporate” relate to assets not allocated to either the Completion Solutions segment or the Production Solutions segment.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues
Completion Solutions	$146,624	$209,132
Production Solutions	—	20,573
	$146,624	$229,705
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$126,008	$161,439
Production Solutions	—	17,151
	$126,008	$178,590
Adjusted gross profit
Completion Solutions	$20,616	$47,693
Production Solutions	—	3,422
	$20,616	$51,115

General and administrative expenses	16,395	19,939
Depreciation	8,541	13,530
Amortization of intangibles	4,169	4,688
Impairment of goodwill	296,196	—
Gain on revaluation of contingent liabilities	(426)	(13,955)
Gain on sale of property and equipment	(575)	(23)
Income (loss) from operations	$(303,684)	$26,936
Non-operating (income) expenses	(659)	9,166
Income (loss) before income taxes	(303,025)	17,770
Provision (benefit) for income taxes	(2,125)	460
Net income (loss)	$(300,900)	$17,310

Capital expenditures by segment for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Completion Solutions	$1,423	$22,478
Production Solutions	—	914
Corporate	—	55
	$1,423	$23,447

Total assets by segment as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Completion Solutions	$435,827	$739,142
Corporate	99,181	111,753
	$535,008	$850,895

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2020, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including “Critical Accounting Policies”, included in our Annual Report on Form 10-K for the year ended December 31, 2019.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those discussed in any forward-looking statement because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine” “we,” “us,” and “our”) is a leading North American onshore completion services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in both the U.S. and Canada as well as abroad to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
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
On August 30, 2019, we entered into a Membership Interest Purchase Agreement (“Production Solutions Purchase Agreement”) with Brigade Energy Services LLC (“Brigade”). Pursuant to the Production Solutions Purchase Agreement, on such date, through the sale of all of the limited liability interests of our wholly owned subsidiary, Beckman Holding Production Services, LLC, we sold our Production Solutions segment to Brigade. For additional information on this divestiture, see Note 1 – Company and Organization included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Prior to August 30, 2019, we reported our results in two segments, the Completions Solutions segment and the Production Solutions segment.
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

•
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) before interest, taxes, and depreciation and amortization, further adjusted for (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation expense, (viii) loss or gain on sale of property and equipment, (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.

•
Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss or gain on the sale of subsidiaries, (vi) gain on extinguishment of debt, and (vii) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior year-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.

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

Factors Affecting the Comparability of Our Results of Operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, and our historical results of operations among the periods presented may not be comparable to each other, primarily due to our divestiture of the Production Solutions segment.

In addition, the historical results of operations for the three months ended March 31, 2020 included in this Quarterly Report on Form 10-Q do not include activity related to the Production Solutions segment whereas the historical results of operations for the three months ended March 31, 2019 do include activity related to the Production Solutions segment for the entire period. Furthermore, future results of operations after August 30, 2019 will not include activity related to the Production Solutions segment. For additional information on the divestiture of the Production Solutions segment, see Note 1 – Company and Organization included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. The worldwide coronavirus outbreak in early 2020, which was declared a pandemic by the World Health Organization in March 2020, the uncertainty regarding its impact, and various governmental actions taken to mitigate its impact have resulted in an unprecedented decline in demand for oil. In the midst of the ongoing pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations, including Russia (“OPEC+”), were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. Accordingly, while we have experienced impact in the first quarter, we expect a significant decline in activity coupled with downward pricing pressure and corresponding reductions in revenue and profitability for the remainder of 2020. See “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q for more information regarding risks relating to the coronavirus outbreak and actions of OPEC+.
Significant factors that are likely to affect 2020 commodity prices include the extent to which members of OPEC+ and other oil exporting nations continue to reduce oil export prices and increase production; the longevity and severity of the coronavirus pandemic; the effect of U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally; the outcome of the United States presidential election and subsequent energy and Environmental Protection Agency policies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows.
Demand for our products and services will continue to decline as our customers revise their capital budgets for 2020 downwards and adjust their operations in response to lower oil prices, which has and will continue to adversely affect our business. The posted price for West Texas Intermediate (“WTI”) oil during the first quarter decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. In April 2020, the posted price for WTI oil traded at negative levels for a brief period and ranged from $28 per barrel to $(37) per barrel. Even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans, and uncertainty remains around supply and demand fundamentals. We cannot predict the length of time that the market disruptions resulting from the coronavirus pandemic and efforts to mitigate its effects will continue, the ultimate impact on our business, or the pace or extent of any subsequent recovery. Nevertheless, we will maintain our commitment to safety and service quality for our customers and continue to focus on generating returns and cash flow.
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

Results of Operations
Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenues
Completion Solutions	$146,624	$209,132	$(62,508)
Production Solutions (1)	—	20,573	(20,573)
	$146,624	$229,705	$(83,081)
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$126,008	$161,439	$(35,431)
Production Solutions (1)	—	17,151	(17,151)
	$126,008	$178,590	$(52,582)
Adjusted gross profit
Completion Solutions	$20,616	$47,693	$(27,077)
Production Solutions (1)	—	3,422	(3,422)
	$20,616	$51,115	$(30,499)

General and administrative expenses	$16,395	$19,939	$(3,544)
Depreciation	8,541	13,530	(4,989)
Amortization of intangibles	4,169	4,688	(519)
Impairment of goodwill	296,196	—	296,196
Gain on revaluation of contingent liabilities	(426)	(13,955)	13,529
Gain on sale of property and equipment	(575)	(23)	(552)
Income (loss) from operations	(303,684)	26,936	(330,620)
Non-operating (income) expenses	(659)	9,166	(9,825)
Income (loss) before income taxes	(303,025)	17,770	(320,795)
Provision (benefit) for income taxes	(2,125)	460	(2,585)
Net income (loss)	$(300,900)	$17,310	$(318,210)

(1)We sold the Production Solutions segment to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 1 – Company and Organization.

Revenues
Revenues decreased $83.1 million, or 36%, to $146.6 million for the first quarter of 2020 which is primarily related to reduced activity and pricing pressure caused by rapidly deteriorating market conditions late in the first quarter of 2020, driven by an economic recession associated with the coronavirus pandemic, as well as international pricing and production disputes. We depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the first quarter of 2020, the average closing price of oil was $45.34 per barrel, and the average closing price of natural gas was $1.91 per MMBtu. During the first quarter of 2019, the average closing price per barrel of oil was $54.82, and the average closing price of natural gas was $2.92 per MMBtu.
Additional information with respect to revenues by historical reportable segment is discussed below.
Completion Solutions: Revenue decreased $62.5 million, or 30%, to $146.6 million for the first quarter of 2020. The decrease was prevalent across all lines of service and was a direct reflection of pricing pressures caused by reasons described above. More specifically, our tools revenue decreased $21.5 million, or 40%, as completion tools stages decreased by 19%, and completion tools revenue by stage decreased by 27% in comparison to the first quarter of 2019. Wireline revenue decreased $18.5 million, or 29%, as total completed wireline stages decreased by 18%. in comparison to the first quarter of 2019. Coiled tubing revenue decreased by $17.9 million, or 46%, as total days worked decreased by 35% in comparison to the first quarter 2019 and cementing revenue (including pump downs) decreased by $4.6 million, or 9% as our total cement job count decreased 8% in comparison to 2019.
Production Solutions: Revenue decreased $20.6 million, or 100% for the first quarter of 2020 as the Production Solutions segment was sold on August 30, 2019.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $52.6 million, or 29%, to $126.0 million for the first quarter of 2020. which is primarily related to rapidly deteriorating market conditions late in the first quarter of 2020, driven by an economic recession associated with the coronavirus pandemic, as well as international pricing and production disputes.
Additional information with respect to cost of revenues by historical reportable segment is discussed below.
Completion Solutions: Cost of revenues decreased $35.4 million, or 22%, to $126.0 million for the first quarter of 2020. The decrease in comparison to the first quarter of 2019 was prevalent across all lines of service and was a direct reflection of reasons described above. More specifically, the decrease was primarily related to a $20.3 million decrease in materials installed and consumed while performing services, a $9.2 million decrease in employee costs, a $4.5 million decrease in other costs such as repair and maintenance, travel, meals and entertainment, and vehicle expenses and a $2.4 million decrease in transaction and integration costs associated with the Magnum Acquisition. The overall decrease in cost of revenues was partially offset by an increase in severance and other cost of revenue type restructuring costs of $1.0 million mainly associated with headcount reductions and cost cutting measures in response to the challenging market conditions across the industry.
Production Solutions: Cost of revenues decreased $17.2 million, or 100% for the first quarter of 2020 as the Production Solutions segment was sold on August 30, 2019.
Adjusted Gross Profit
Completion Solutions: Adjusted gross profit (excluding depreciation and amortization) decreased $27.1 million to $20.6 million for the first quarter of 2020 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit (excluding depreciation and amortization) decreased $3.4 million to $0.0 million for the first quarter of 2020 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $3.5 million to $16.4 million for the first quarter of 2020. The decrease in comparison to the first quarter of 2019 was primarily related to a $2.2 million decrease in transaction and integration costs associated with the Magnum Acquisition, a $1.7 million decrease in other costs such as marketing, office, travel, meals and entertainment and facility expenses and a $0.9 million decrease in employee costs mainly associated with the recently sold Production Solutions segment. The overall decrease in general and administrative expenses was partially offset by an increase in severance and other general and administrative type restructuring costs of $1.3 million mainly associated with headcount reductions and cost cutting measures in response to the challenging market conditions across the industry. General and administrative expenses as a percentage of revenue was 11.2% for the first quarter of 2019, compared to 8.7% for the first quarter of 2019.
Depreciation
Depreciation expense decreased $5.0 million to $8.5 million for the first quarter of 2020. The decrease in comparison to the first quarter of 2019 was primarily related to a reduction in depreciation expense associated with our coiled tubing business mainly due to the property and equipment charge recorded in the fourth quarter of 2019. The decrease was also partly attributed to the reduction in depreciation expense in the Production Solutions segment, which was sold on August 30, 2019.
Amortization of Intangibles
Amortization of intangibles decreased $0.5 million to $4.2 million for the first quarter of 2020, primarily due to a $0.3 million decrease in amortization associated with certain non-compete agreements that were fully amortized in 2019, coupled with a $0.2 million decrease in intangible assets associated with our coiled tubing business mainly due to the intangible asset impairment charge recorded in the fourth quarter of 2019.
Impairment of Goodwill
We recorded goodwill impairment charges of $296.2 million for the first quarter of 2020 in our tools, cementing, and wireline reporting units due to sharp declines in global crude oil demand and an economic recession associated with the coronavirus pandemic, as well as, sharp declines in oil and natural gas prices associated with international pricing and production disputes. No goodwill impairment charges were recorded for the first quarter of 2019.
(Gain) Loss on Revaluation of Contingent Liabilities
Gain on the revaluation of contingent liabilities decreased $13.5 million to a gain of $0.4 million for the first quarter of 2020. The reduction was primarily related to a $14.1 million gain recorded in the first quarter of 2019 in connection with the estimated sales of certain dissolvable plugs associated in with the Magnum Acquisition that did not recur in the first quarter of 2020. The reduction was partially offset by an increased gain attributed to the earnout associated with our acquisition of Frac Technology AS.
Non-Operating (Income) Expenses
We recorded $0.7 million in non-operating income for the first quarter of 2020 compared to $9.2 million in non-operating expenses for the first quarter of 2019. The decrease in non-operating expenses was primarily related to a $10.1 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined in “Liquidity and Capital Resources”) in the first quarter of 2020 that did not recur in the first quarter of 2019.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $2.1 million for the first quarter of 2020 compared to an income tax provision of $0.5 million for the first quarter of 2019. The $2.6 million decrease in the income tax provision was primarily a result of the discrete tax impact from the net operating loss provisions of the Coronavirus Aid, Relief, and Economic Security Act and the goodwill impairment recorded during the quarter, coupled with changes in pre-tax income between periods.
Adjusted EBITDA
Adjusted EBITDA decreased $28.9 million to $10.3 million for the first quarter of 2020. The Adjusted EBITDA decrease is primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define EBITDA as net income (loss) before interest, depreciation, amortization of intangibles, and provision

(benefit) for income taxes.
We define Adjusted EBITDA as EBITDA further adjusted for (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
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
The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
EBITDA reconciliation:
Net income (loss)	$(300,900)	$17,310
Interest expense	9,828	9,326
Interest income	(371)	(160)
Depreciation	8,541	13,530
Amortization of intangibles	4,169	4,688
Provision (benefit) for income taxes	(2,125)	460
EBITDA	$(280,858)	$45,154

Adjusted EBITDA reconciliation:
EBITDA	$(280,858)	$45,154
Impairment of goodwill	296,196	—
Transaction and integration costs	146	4,762
Gain on revaluation of contingent liabilities (1)	(426)	(13,955)
Gain on extinguishment of debt	(10,116)	—
Restructuring charges	2,329	—
Stock-based compensation expense	3,592	3,153
Gain on sale of property and equipment	(575)	(23)
Legal fees and settlements (2)	4	68
Adjusted EBITDA	$10,292	$39,159
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

Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss or gain on the sale of subsidiaries, (vi) gain on extinguishment of debt, and (vii) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We then take the average of the current period-end and prior year-end total capital for use in this analysis.
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
The following table provides an explanation of our calculation of ROIC for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss)	$(300,900)	$17,310
Add back:
Impairment of goodwill	296,196	—
Transaction and integration costs	146	4,762
Interest expense	9,828	9,326
Interest income	(371)	(160)
Restructuring charges	2,329	—
Gain on extinguishment of debt	(10,116)	—
Benefit for deferred income taxes	(1,588)	(478)
After-tax net operating profit (loss)	$(4,476)	$30,760
Total capital as of prior year-end:
Total stockholders’ equity	$389,877	$594,823
Total debt	400,000	435,000
Less cash and cash equivalents	(92,989)	(63,615)
Total capital as of prior year-end	$696,888	$966,208
Total capital as of period-end:
Total stockholders’ equity	$91,851	$615,467
Total debt	386,171	415,000
Less cash and cash equivalents	(90,116)	(31,157)
Total capital as of period-end	$387,906	$999,310
Average total capital	$542,397	$982,759
ROIC	(3.3)%	12.5%

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
The following table presents a reconciliation of adjusted gross profit (excluding depreciation and amortization) to GAAP gross profit (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Calculation of gross profit
Revenues	$146,624	$229,705
Cost of revenues (exclusive of depreciation and amortization shown separately below)	126,008	178,590
Depreciation (related to cost of revenues)	7,943	13,306
Amortization of intangibles	4,169	4,688
Gross profit	$8,504	$33,121
Adjusted gross profit (excluding depreciation and amortization) reconciliation:
Gross profit	$8,504	$33,121
Depreciation (related to cost of revenues)	7,943	13,306
Amortization of intangibles	4,169	4,688
Adjusted gross profit (excluding depreciation and amortization)	$20,616	$51,115
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operating activities and, if needed, external borrowings. Our principal uses of cash are to fund capital expenditures and acquisitions, to service our outstanding debt, and to fund our working capital requirements. In 2018, we issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “Senior Notes”) to, together with cash on hand and borrowings under the 2018 ABL Credit Facility (as defined and described below), fund the Magnum Acquisition as well as fully repay and terminate the term loan borrowings and the outstanding revolving credit commitments under our prior credit facility. For additional information regarding the Senior Notes, see “Liquidity and Capital Resources – Senior Notes” below. In the third quarter of 2019, we divested the Production Solutions segment for approximately $17.1 million in cash. We plan to use such proceeds to fund a portion of our 2020 capital expenditures and support working capital requirements.
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
We may also, from time to time, make open market debt repurchases (including our Senior Notes) when it is opportunistic to do to manage our debt maturity profile. In the first quarter of 2020, we repurchased approximately $13.8 million of the Senior Notes for a repurchase price of approximately $3.5 million in cash. As a result, we recorded a $10.1 million gain on extinguishment of debt which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by $0.2 million in deferred financing costs. The gain on extinguishment of debt is included as a separate line item in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2020.
Subsequent to March 31, 2020, we repurchased an additional $15.9 million of the Senior Notes for a repurchase price of approximately $3.9 million in cash.

At March 31, 2020, we had $90.1 million of cash and cash equivalents and $93.5 million of availability under the 2018 ABL Credit Facility (as defined below), which resulted in a total liquidity position of $183.6 million. In response to rapidly deteriorating market conditions driven in large part by the coronavirus pandemic and international pricing and production disputes, we have implemented certain cost-cutting measures across the organization to continue to maintain our current liquidity position. Based on our current forecasts, we believe that, cash on hand, together with cash flow from operations, and borrowings under the 2018 ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts. Furthermore, depending on our financial performance and the ever-changing market, we may implement additional cost-cutting measures, as necessary, to continue to meet our liquidity and capital resource needs for at least the next twelve months from the issuance date of our condensed consolidated financial statements. We can make no assurance regarding our ability to successfully implement such measures, or whether such measures would be sufficient to mitigate a decline in our financial performance.
Senior Notes
On October 25, 2018, we issued the Senior Notes under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as Trustee. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at March 31, 2020.
Upon an event of default, the trustee or the holders of at least 25% in aggregate principal amount of then outstanding Senior Notes may declare the Senior Notes immediately due and payable, except that a default resulting from certain events of bankruptcy or insolvency with respect to us, any of our restricted subsidiaries that are a significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Notes to become due and payable.
Unamortized deferred financing costs associated with the Senior Notes were $7.2 million and $7.9 million at March 31, 2020 and December 31, 2019, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
2018 ABL Credit Facility
On October 25, 2018, we entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”), by and among us, Nine Energy Canada, Inc., JP Morgan Chase Bank, N.A. as administrative agent and as an issuing lender, and certain other financial institutions party thereto as lenders and issuing lenders. The 2018 ABL Credit Agreement permits aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “2018 ABL Credit Facility”). The 2018 ABL Credit Facility will mature on October 25, 2023 or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date.
Loans to us and our domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25%, in each case depending on our leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2020.

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
At March 31, 2020, our availability under the 2018 ABL Credit Facility was approximately $93.5 million, net of an outstanding letter of credit of $0.2 million.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating activities	$745	$5,888
Investing activities	535	(18,139)
Financing activities	(3,908)	(20,279)
Impact of foreign exchange rate on cash	(245)	72
Net change in cash and cash equivalents	$(2,873)	$(32,458)
 Operating Activities
Net cash provided by operating activities was $0.7 million in the first quarter of 2020 compared to $5.9 million in net cash provided by operating activities in the first quarter of 2019. The $5.2 million decrease in net cash provided by operating activities was primarily a result of a $26.7 million decrease in cash flow provided by continuing operations, adjusted for any non-cash items, primarily due to a decrease in revenue in the first quarter of 2020 compared to the first quarter of 2019. The overall decrease in net cash provided by operating activities was partially offset by an increase of $21.5 million in cash collections and other changes in working capital which provided an increased source of cash flow in the first quarter of 2020 in comparison to the first quarter of 2019.
Investing Activities
Net cash provided by investing activities was $0.5 million in the first quarter of 2020 compared to $18.1 million in net cash used in investing activities in the first quarter of 2019. The $18.6 million decrease in net cash used in investing activities was primarily related to a decrease of $19.6 million in cash purchases of property and equipment in the first quarter of 2020 in comparison to the first quarter of 2019. The overall decrease in net cash used in investing activities was partially offset by $0.5 million in proceeds from notes receivable payments which were received in the first quarter of 2019 but did not recur in the first quarter of 2020. The overall decrease was also partially offset by a reduction in proceeds from sales of property and equipment (including insurance) of $0.4 million in the first quarter of 2020 compared to the first quarter of 2019.
Financing Activities
Net cash used in financing activities was $3.9 million in the first quarter of 2020 compared to $20.3 million in net cash flow used in financing activities in the first quarter of 2019. The $16.4 million decrease in net cash used in financing activities was primarily related to $20.0 million in payments on the 2018 ABL Credit Facility in the first quarter of 2019 that did not recur in the first quarter of 2020. The overall decrease in net cash used in financing activities was partially offset by $3.5 million of payments on the Senior Notes in the first quarter of 2020 that did not occur in the first quarter of 2019.
Contractual Obligations
Our contractual obligations at March 31, 2020 did not change materially, outside the normal course of business, from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements
At March 31, 2020, we had a letter of credit of $0.2 million, which represented an off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of Regulation S-K. As of March 31, 2020, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letter of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting. As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we did not design and maintain adequate controls to address the segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions. Certain accounting personnel had the ability to prepare and post journal entries, as well as reconcile accounts, without an independent review by someone other than the preparer. Specifically, our internal controls were not designed or operating effectively to evidence that journal entries were appropriately recorded or were properly reviewed for validity, accuracy, and completeness. Immaterial misstatements were identified related to the inadequate segregation of accounting duties. This material weakness could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent coronavirus pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, results of operations, and financial condition.
The coronavirus pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. For example, demand for our products and services has and continues to decline as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices. In addition, the decline in market conditions has resulted in goodwill impairment charges of $296.2 million for the first quarter of 2020. We are also experiencing inefficiencies and logistical challenges surrounding stay-at-home orders and remote work arrangements, travel restrictions, and an inability to commute to certain facilities and job sites, as we provide services and products to our customers.
In the midst of the ongoing coronavirus pandemic, OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. At the same time, aggressive increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. The posted price for WTI oil during the first quarter decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has continued, with prices remaining depressed through the beginning of the second quarter, and could continue for the foreseeable future. In April 2020, the posted price for WTI oil traded at negative levels for a brief period and ranged from $28 per barrel to $(37) per barrel.
Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•	disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products;

•	notices from customers, suppliers, and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•	liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;

•	a credit rating downgrade of our corporate debt and potentially higher borrowing costs in the future;

•	a need to preserve liquidity, which could result in a delay or change in our capital investment plan;

•	cyber security issues, as digital technologies may become more vulnerable and experience a higher rate of cyber attacks in the current environment of remote connectivity;

•	litigation risk and possible loss contingencies related to coronavirus and its impact, including with respect to commercial contracts, employee matters, and insurance arrangements;

•	reduction of our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•	additional impairments along with other accounting charges as demand for our services and products decreases;

•	infections and quarantining of our employees and the personnel of our customers, suppliers, and other third parties in areas in which we operate;

•
changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand for our products and services;

•	actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects; and

•
a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel, and interact, or in connection with a global recession or depression.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the coronavirus pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations, or cash flows or the pace or extent of any subsequent recovery. We anticipate that 2020 will be a challenging year for us, as our customers continue to reduce their capital budgets. Therefore, we expect a substantial decline in activity from levels we experienced in the first quarter of 2020, coupled with downward pressure on the price of our products and services, and corresponding reductions in revenue and operating margins.
The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have, a material adverse effect on our business, liquidity, results of operations, and financial condition.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.
On April 21, 2020, we received written notification from the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during this period, subject to our compliance with other listing standards. Our common stock is permitted to continue to trade on the NYSE under the symbol “NINE,” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.”
We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirement. We would typically have six months following receipt of the notification to regain compliance with the minimum share price requirement. However, due to unprecedented market-wide declines as a result of the spread of the coronavirus, the SEC approved the NYSE’s proposal to toll the cure period for the minimum share price requirement through June 30, 2020. Consequently, we have a period of six months, beginning on July 1, 2020, to regain compliance with the minimum share price requirement. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the six-month period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month.
Notwithstanding the foregoing, if we were to determine that we must cure the price condition by taking an action that would require approval of our shareholders (such as a reverse stock split), we could also regain compliance by (i) obtaining the requisite shareholder approval by no later than our next annual meeting and (ii) implementing the action promptly thereafter, such that the price of our common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. However, there is no assurance that our stockholders would vote for such proposal.

Further, our common stock could be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price, which in either case, we would not have an opportunity to cure the deficiency, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. There is no assurance that any appeal we undertake in these or other circumstances will be successful. While we are considering various options, it may take a significant effort to cure this deficiency and regain compliance with this continued listing standard, and there can be no assurance that we will be able to cure this deficiency or if we will cease to comply with another NYSE continued listing standard.
If our common stock ultimately were to be delisted for any reason, it could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and negatively impacting our ability to access equity markets and obtain financing.
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

10.1
Employment Agreement between Guy Sirkes and Nine Energy Service, LLC, dated as of March 31, 2020 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 31, 2020).

10.2
Indemnification Agreement between Nine Energy Service, Inc. and Guy Sirkes, dated March 31, 2020 (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 31, 2020).

10.3
Separation Agreement and General Release of Claims between Clinton Roeder and Nine Energy Service, LLC, dated March 31, 2020 (Incorporated by reference to Exhibit 10.3 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 31, 2020).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	May 7, 2020	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)