Form 10-Q
period 2020-06-30
Nine Energy Service, Inc.
filed 2020-08-07
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 3, 2020 was 31,642,601.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Risk Factors” in Item 1A of Part II in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. These factors, some of which are beyond our control, include the following:

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

•	our ability to implement new technologies and services;

•	seasonal and adverse weather conditions;

•	our ability to maintain compliance with the New York Stock Exchange continued listing requirements and avoid the delisting of our common stock;

•	changes in laws or regulations regarding issues of health, safety, and protection of the environment, including those relating to hydraulic fracturing, greenhouse gases, and climate change; and

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$88,678	$92,989
Accounts receivable, net	39,376	96,889
Income taxes receivable	630	660
Inventories, net	59,333	60,945
Prepaid expenses and other current assets	19,291	17,434
Total current assets	207,308	268,917
Property and equipment, net	115,258	128,604
Intangible assets, net	140,706	148,991
Goodwill	—	296,196
Other long-term assets	5,587	8,187
Total assets	$468,859	$850,895
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,114	$35,490
Accrued expenses	16,056	24,730
Current portion of long-term debt	563	—
Current portion of capital lease obligations	1,043	995
Total current liabilities	28,776	61,215
Long-term liabilities
Long-term debt	365,632	392,059
Deferred income taxes	—	1,588
Long-term capital lease obligations	1,667	2,201
Other long-term liabilities	2,834	3,955
Total liabilities	398,909	461,018
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $.01 par value; 31,652,635 and 30,555,677 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	317	306
Additional paid-in capital	764,382	758,853
Accumulated other comprehensive loss	(4,863)	(4,467)
Accumulated deficit	(689,886)	(364,815)
Total stockholders’ equity	69,950	389,877
Total liabilities and stockholders’ equity	$468,859	$850,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Service	$37,673	$181,450	$152,074	$357,440
Product	15,062	56,067	47,285	109,782
	52,735	237,517	199,359	467,222
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	41,865	144,875	141,063	285,461
Product	14,838	39,680	41,648	77,684
General and administrative expenses	11,284	21,818	27,679	41,757
Depreciation	8,449	13,846	16,990	27,376
Amortization of intangibles	4,116	4,628	8,285	9,316
Impairment of goodwill	—	—	296,196	—
(Gain) loss on revaluation of contingent liabilities	910	(975)	484	(14,930)
Gain on sale of property and equipment	(1,790)	(310)	(2,365)	(333)
Income (loss) from operations	(26,937)	13,955	(330,621)	40,891
Interest expense	9,186	10,771	19,014	20,097
Interest income	(179)	(168)	(550)	(328)
Gain on extinguishment of debt	(11,587)	—	(21,703)	—
Income (loss) before income taxes	(24,357)	3,352	(327,382)	21,122
Benefit for income taxes	(186)	(2,735)	(2,311)	(2,275)
Net income (loss)	$(24,171)	$6,087	$(325,071)	$23,397
Earnings (loss) per share
Basic	$(0.81)	$0.21	$(10.97)	$0.80
Diluted	$(0.81)	$0.21	$(10.97)	$0.80
Weighted average shares outstanding
Basic	29,844,240	29,349,396	29,637,358	29,250,744
Diluted	29,844,240	29,473,037	29,637,358	29,423,163
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$207	$192	$(396)	$440
Total other comprehensive income (loss), net of tax	207	192	(396)	440
Total comprehensive income (loss)	$(23,964)	$6,279	$(325,467)	$23,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2020	30,406,994	$304	$762,332	$(5,070)	$(665,715)	$91,851
Issuance of common stock under stock compensation plan, net of forfeitures	1,294,688	13	(13)	—	—	—
Stock-based compensation expense	—	—	2,105	—	—	2,105
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(49,047)	—	(42)	—	—	(42)
Other comprehensive income	—	—	—	207	—	207
Net loss	—	—	—	—	(24,171)	(24,171)
Balance, June 30, 2020	31,652,635	$317	$764,382	$(4,863)	$(689,886)	$69,950

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, March 31, 2019	30,782,600	$308	$749,508	$(4,595)	$(129,754)	$615,467
Issuance of common stock under stock compensation plan, net of forfeitures	(33,538)	—	—	—	—	—
Stock-based compensation expense	—	—	4,114	—	—	4,114
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(66,053)	(1)	(1,550)	—	—	(1,551)
Other comprehensive income	—	—	—	192	—	192
Net income	—	—	—	—	6,087	6,087
Balance, June 30, 2019	30,683,009	$307	$752,072	$(4,403)	$(123,667)	$624,309

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2019	30,555,677	$306	$758,853	$(4,467)	$(364,815)	$389,877
Issuance of common stock under stock compensation plan, net of forfeitures	1,245,679	12	(12)	—	—	—
Stock-based compensation expense	—	—	5,697	—	—	5,697
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(148,721)	(1)	(156)	—	—	(157)
Other comprehensive loss	—	—	—	(396)	—	(396)
Net loss	—	—	—	—	(325,071)	(325,071)
Balance, June 30, 2020	31,652,635	$317	$764,382	$(4,863)	$(689,886)	$69,950

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	30,163,408	$302	$746,428	$(4,843)	$(147,064)	$594,823
Issuance of common stock under stock compensation plan, net of forfeitures	588,483	6	(6)	—	—	—
Stock-based compensation expense	—	—	7,267	—	—	7,267
Exercise of stock options	674	—	15	—	—	15
Vesting of restricted stock	(69,556)	(1)	(1,632)	—	—	(1,633)
Other comprehensive income	—	—	—	440	—	440
Net income	—	—	—	—	23,397	23,397
Balance, June 30, 2019	30,683,009	$307	$752,072	$(4,403)	$(123,667)	$624,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(325,071)	$23,397
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	16,990	27,376
Amortization of intangibles	8,285	9,316
Amortization of deferred financing costs	1,455	1,492
Provision for doubtful accounts	1,453	48
Benefit for deferred income taxes	(1,588)	(3,019)
Provision for inventory obsolescence	512	2,080
Stock-based compensation expense	5,697	7,267
Impairment of goodwill	296,196	—
Gain on extinguishment of debt	(21,703)	—
Gain on sale of property and equipment	(2,365)	(333)
(Gain) loss on revaluation of contingent liabilities	484	(14,930)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	56,043	(14,560)
Inventories, net	959	1,566
Prepaid expenses and other current assets	(1,658)	(1,952)
Accounts payable and accrued expenses	(36,156)	(20,061)
Income taxes receivable/payable	30	40
Other assets and liabilities	2,796	(319)
Net cash provided by operating activities	2,359	17,408
Cash flows from investing activities
Proceeds from sales of property and equipment	4,105	1,187
Proceeds from property and equipment casualty losses	555	1,480
Proceeds from notes receivable payments	—	7,626
Purchases of property and equipment	(2,892)	(37,363)
Net cash provided by (used in) investing activities	1,768	(27,070)
Cash flows from financing activities
Purchases of Senior Notes	(7,414)	—
Proceeds from 2018 ABL Credit Facility	—	10,000
Payments on 2018 ABL Credit Facility	—	(45,000)
Payments on capital leases	(486)	(429)
Payments of contingent liability	(206)	(138)
Proceeds from exercise of stock options	—	15
Vesting of restricted stock	(157)	(1,633)
Net cash used in financing activities	(8,263)	(37,185)
Impact of foreign currency exchange on cash	(175)	118
Net decrease in cash and cash equivalents	(4,311)	(46,729)
Cash and cash equivalents
Cash and cash equivalents beginning of year	92,989	63,615
Cash and cash equivalents end of period	$88,678	$16,886
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,834	$19,386
Cash paid (refunded) for income taxes	$(1,061)	$694
Capital expenditures in accounts payable and accrued expenses	$2,118	$3,079
Property and equipment obtained by capital lease	$—	$1,310
Receivable from property and equipment sale (including insurance)	$4,958	$—
Termination of contingent liability related to business acquisition	$3,375	$—

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. The worldwide coronavirus outbreak in early 2020, which was declared a pandemic by the World Health Organization in March 2020, the uncertainty regarding its impact, and various governmental actions taken to mitigate its impact have resulted in an unprecedented decline in demand for oil. In the midst of the ongoing pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations, including Russia, were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil, coupled with the risk of a substantial increase in supply, which has directly affected the Company. While the Company cannot predict the length of time that market disruptions resulting from the coronavirus pandemic and efforts to mitigate its effects will continue, the ultimate impact on its business, or the pace or extent of any subsequent recovery, the Company expects the coronavirus pandemic and related effects to continue to have an adverse impact on commodity prices and its business generally.
Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings. In response to the above events, the Company has implemented certain cost-cutting measures across the organization to continue to maintain its current liquidity position. Based on its current forecasts, the Company believes that cash on hand, together with cash flow from operations, and borrowings under the 2018 ABL Credit Facility (as defined in Note 8 – Debt Obligations), should be sufficient to fund its capital requirements for at least the next twelve months from the issuance date of its condensed consolidated financial statements.
2. Basis of Presentation
Condensed Consolidated Financial Information
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
3. New Accounting Standards
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The standard is required to be applied retrospectively, except the new Level 3 disclosure requirements are applied prospectively. The Company adopted ASU 2018-13 in the first quarter of 2020, and it had an immaterial impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard, which requires the use of a modified retrospective transition approach, includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. For emerging growth entities, the standard is effective for the fiscal years beginning after December 15, 2020 and interim periods within the fiscal years beginning after December 15, 2021. Early adoption is allowed, and the Company, as an emerging growth company, plans to early adopt the standard for the fiscal years beginning after December 15, 2019 and interim periods within the fiscal years beginning after December 15, 2020. To support the accounting and disclosure requirements under the new standard, the Company is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio and developing and implementing appropriate changes to its internal processes and controls. Based on initial evaluation, the Company expects to recognize a lease liability and offsetting right-of-use asset for all of its operating leases with durations greater than twelve months on its Condensed Consolidated Balance Sheets. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard.
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
4. Revenue
Disaggregation of Revenue
The Company adopted Accounting Standards Codification 606 (“ASC 606”) on December 31, 2019, effective January 1, 2019, using the modified retrospective method. Accordingly, results for the year ended December 31, 2019 and periods thereafter are presented in accordance with ASC 606 while prior period results, including those presented below for the three and six months ended June 30, 2019, have not been adjusted and are reported under the previous revenue recognition guidance.
Disaggregated revenue for the three and six months ended June 30, 2020 and June 30, 2019 was as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Coiled tubing	$7,566	$7,566	$38,897	$—	$38,897
Cement	20,431	20,431	56,742	—	56,742
Tools	15,062	15,062	56,067	—	56,067
Wireline	9,676	9,676	64,165	—	64,165
Well service	—	—	—	21,646	21,646
Total revenues	$52,735	$52,735	$215,871	$21,646	$237,517

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Coiled tubing	$28,297	$28,297	$77,540	$—	$77,540
Cement	69,068	69,068	110,000	—	110,000
Tools	47,285	47,285	109,782	—	109,782
Wireline	54,709	54,709	127,681	—	127,681
Well service	—	—	—	42,219	42,219
Total revenues	$199,359	$199,359	$425,003	$42,219	$467,222

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Services(1)	$37,673	$37,673	$159,804	$21,646	$181,450
Products(1)	15,062	15,062	56,067	—	56,067
Total revenues	$52,735	$52,735	$215,871	$21,646	$237,517

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Services(1)	$152,074	$152,074	$315,221	$42,219	$357,440
Products(1)	47,285	47,285	109,782	—	109,782
Total revenues	$199,359	$199,359	$425,003	$42,219	$467,222
(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
(2)     The Production Solutions segment was sold to Brigade Energy Service LLC (“Brigade”) on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 13 – Segment Information.
Performance Obligations
At June 30, 2020 and December 31, 2019, the amount of remaining performance obligations were immaterial.
Contract Balances
At June 30, 2020 and December 31, 2019, contract assets and contract liabilities were immaterial.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $5.0 million and $5.4 million at June 30, 2020 and December 31, 2019, respectively.
Inventories, net as of June 30, 2020 and December 31, 2019 were comprised of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$41,129	$38,823
Work in progress	91	—
Finished goods	23,126	27,555
Inventories	64,346	66,378
Reserve for obsolescence	(5,013)	(5,433)
Inventories, net	$59,333	$60,945

6. Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of the components of goodwill for the six months ended June 30, 2020 were as follows:

	Goodwill
	Gross Value	Accumulated Impairment Loss	Net
	(in thousands)
Balance as of December 31, 2019	$408,732	$(112,536)	$296,196
Impairment	—	(296,196)	(296,196)
Balance as of June 30, 2020	$408,732	$(408,732)	$—
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
Based on its Level 3 fair value determination in connection with the interim goodwill impairment test under ASC 350, the Company recorded goodwill impairment charges of $296.2 million in the first quarter of 2020 associated with its tools, cementing, and wireline reporting units. These charges represented a full write-off of goodwill and were primarily attributed to the events described above, coupled with an increased weighted average cost of capital driven by a reduction in the Company’s stock price and the Level 2 fair value of its Senior Notes (as defined in Note 8 – Debt Obligations).
These charges are included in the line item “Impairment of goodwill” in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the six months ended June 30, 2020.
Intangible Assets
The changes in the net carrying value of the components of intangible assets for the six months ended June 30, 2020 were as follows:

	Customer Relationships	Non- Compete Agreements	Technology	In-process R&D	Total
	(in thousands, except weighted average amortization period information)
Balance as of December 31, 2019	$32,536	$1,534	$113,921	$1,000	$148,991
Amortization expense	(3,726)	(200)	(4,359)	—	(8,285)
Balance as of June 30, 2020	$28,810	$1,334	$109,562	$1,000	$140,706
Weighted average amortization period	5.7	3.3	13.1	Indefinite

Amortization of intangibles expense was $4.1 million and $8.3 million for the three and six months ended June 30, 2020, respectively. Amortization of intangibles expense was $4.6 million and $9.3 million for the three and six months ended June 30, 2019, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2020	$8,182
2021	16,116
2022	13,463
2023	11,516
2024	11,183
Thereafter	79,246
Total	$139,706

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
No events triggered additional impairment tests under ASC 360 through June 30, 2020. However, the occurrence of future events or deteriorating market conditions could result in additional impairment assessments under ASC 360 subsequent to June 30, 2020.
7. Accrued Expenses
Accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$4,340	$7,009
Accrued interest	5,655	6,091
Accrued bonus	—	5,043
Accrued sales tax	244	820
Contingent liabilities	306	391
Other accrued expenses	5,511	5,376
Accrued expenses	$16,056	$24,730

8. Debt Obligations
The Company’s debt obligations as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Senior Notes	$370,334	$400,000
2018 ABL Credit Facility	—	—
Magnum Promissory Notes	2,250	—
Total debt before deferred financing costs	$372,584	$400,000
Deferred financing costs	(6,389)	(7,941)
Total debt	$366,195	$392,059
Less: Current portion of long-term debt	(563)	—
Long-term debt	$365,632	$392,059

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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at June 30, 2020.
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
Unamortized deferred financing costs associated with the Senior Notes were $6.4 million and $7.9 million at June 30, 2020 and December 31, 2019, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
Extinguishment of Debt
The Company repurchased approximately $15.9 million and $29.7 million of Senior Notes at a repurchase price of approximately $3.9 million and $7.4 million in cash for the three and six months ended June 30, 2020, respectively. Deferred financing costs associated with these transactions were $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively. As a result, for the three and six months ended June 30, 2020, the Company recorded a $11.6 million gain and a $21.7 million gain, respectively, on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2020.
2018 ABL Credit Facility
On October 25, 2018, the Company entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”), by and among the Company, Nine Energy Canada, Inc., JP Morgan Chase Bank, N.A., as administrative agent and as an issuing lender, and certain other financial institutions party thereto as lenders and issuing lenders. The 2018 ABL Credit Agreement permits aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “2018 ABL Credit Facility”). The 2018 ABL Credit Facility will mature on October 25, 2023 or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at June 30, 2020.
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
At June 30, 2020, the Company’s availability under the 2018 ABL Credit Facility was approximately $44.8 million, net of outstanding letters of credit of $0.5 million.
Magnum Promissory Notes
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto (the “Magnum Purchase Agreement Amendment”), the Company issued promissory notes with an aggregated principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of Magnum. The Magnum Promissory Notes bear interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes will be paid in equal quarterly installments beginning January 1, 2021. The entire unpaid principal amount will be due and payable on the maturity date, which is the earlier of October 1, 2022 and the business day after the date on which the Company sells, transfers or otherwise disposes of the “E-Set” tools business to an unaffiliated third party, unless such sale, transfer or disposition is made, directly or indirectly, as part of the sale, transfer or disposition of the Dissolvable Plugs Business or due to the occurrence of a Change of Control Event (each as defined in the Magnum Purchase Agreement).
For additional information regarding the termination of the Magnum Earnout, see Note 10 – Commitments and Contingencies.

Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Senior Notes	$177,760	$324,000
2018 ABL Credit Facility	$—	$—
Magnum Promissory Notes	$2,250	$—

The fair value of the Senior Notes, 2018 ABL Credit Facility, and the Magnum Promissory Notes is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes is established based on observable inputs in less active markets. The fair value of the 2018 ABL Credit Facility and the Magnum Promissory Notes approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. The Company also purchased $0.4 million and $0.5 million of equipment during the three and six months ended June 30, 2020, respectively, and $0.5 million and $0.6 million of equipment during the three and six months ended June 30, 2019, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.2 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. Total rental expense associated with this office space was $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2019, respectively. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At June 30, 2020, the outstanding principal balance payable to Mr. Frazier was $2.1 million. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
The Company purchases cable for its wireline trucks from an entity owned by Forum Energy Technologies (“Forum”). Two of the Company’s directors serve as directors of Forum. The Company was billed $0.0 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively. There was an outstanding payable due to the entity of $0.3 million at December 31, 2019. The Company purchases coiled tubing string from another entity owned by Forum. The Company was billed $0.2 million and $2.1 million for coiled tubing string for the three and six months ended June 30, 2020, respectively, and $1.9 million and $4.2 million for the three and six months ended June 30, 2019, respectively. There was an outstanding payable due to the entity of $0.9 million at December 31, 2019.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.2 million and $0.8 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively. There was an outstanding payable due to Select of $0.1 million at both June 30, 2020 and December 31, 2019.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.9 million and $1.2 million for the three and six months ended June 30, 2020, respectively, and $0.0 million for both the three and six months ended June 30, 2019. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 monthly equal installments beginning on January 31, 2020. Total outstanding receivable due to the Company from NESR (inclusive of the above sale) was $7.1 million and $6.8 million at June 30, 2020 and December 31, 2019, respectively.
On June 5, 2019, Ann G. Fox, President and Chief Executive Officer and a director of the Company, was elected as a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.7 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $4.9 million and $10.4 million for the three and six months ended June 30, 2019, respectively. There was an outstanding receivable due from Devon of $0.6 million and $1.0 million at June 30, 2020 and December 31, 2019, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.8 million at both June 30, 2020 and December 31, 2019 and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company has recorded the following contingent liabilities at June 30, 2020:
Magnum Earnout
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
Pursuant to the Magnum Purchase Agreement Amendment terminating the remaining Magnum Earnout and all obligations related thereto, the Company made a cash payment of $1.1 million and issued the Magnum Promissory Notes with an aggregated principal amount of $2.3 million to the sellers of Magnum. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
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

The changes in the components of contingent liabilities for the six months ended June 30, 2020 were as follows:

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2019	$2,609	$1,359	$3,968
Revaluation adjustments	766	(282)	484
Payments	—	(206)	(206)
Termination	(3,375)	—	(3,375)
Balance at June 30, 2020	$—	$871	$871

The contingent consideration related to the contingent liabilities is reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.3 million and $0.4 million reported in “Accrued expenses” at June 30, 2020 and December 31, 2019, respectively, and $0.6 million and $3.6 million reported in “Other long-term liabilities” at June 30, 2020 and December 31, 2019, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
Income tax expense (benefit) included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
Income tax benefit	$(186)	$(2,735)	$(2,311)	$(2,275)
Effective tax rate	0.8%	(81.6)%	0.7%	(10.8)%

The Company’s tax benefit for the three and six months ended June 30, 2020 was approximately $0.2 million and $2.3 million, respectively. The Company’s year-to-date tax benefit is primarily a result of the discrete tax benefit recorded in the first quarter of 2020 related to the Coronavirus Aid, Relief, and Economic Security Act as well as the release of valuation allowance due to the goodwill impairment which was also recorded in the first quarter of 2020.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$(24,171)	29,844,240	$(0.81)	$6,087	29,349,396	$0.21
Assumed exercise of stock options	—	—	—	—	12	—
Unvested restricted stock and stock units	—	—	—	—	123,629	—
Diluted	$(24,171)	29,844,240	$(0.81)	$6,087	29,473,037	$0.21

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$(325,071)	29,637,358	$(10.97)	$23,397	29,250,744	$0.80
Assumed exercise of stock options	—	—	—	—	71	—
Unvested restricted stock and stock units	—	—	—	—	172,348	—
Diluted	$(325,071)	29,637,358	$(10.97)	$23,397	29,423,163	$0.80

For the three and six months ended June 30, 2020, the computation of diluted earnings (loss) per share excluded all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings per share for the periods in which the Company experienced a net loss were as follows:

	2020	2019
Three months ended June 30,	984,453	—
Six months ended June 30,	568,635	—

13. Segment Information
On August 30, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Production Solutions Purchase Agreement”) with Brigade. Pursuant to the Production Solutions Purchase Agreement, on such date, through the sale of all of the limited liability interests of its wholly owned subsidiary, Beckman Holding Production Services, LLC, the Company sold its Production Solutions segment to Brigade. The Production Solutions Purchase Agreement contained customary representations and warranties, covenants, and indemnification provisions. This divestiture did not qualify as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results.
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
The amounts labeled “Corporate” relate to assets not allocated to either the Completion Solutions segment or the Production Solutions segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues
Completion Solutions	$52,735	$215,871	$199,359	$425,003
Production Solutions	—	21,646	—	42,219
	$52,735	$237,517	$199,359	$467,222
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$56,703	$166,022	$182,711	$327,461
Production Solutions	—	18,533	—	35,684
	$56,703	$184,555	$182,711	$363,145
Adjusted gross profit (loss)
Completion Solutions	$(3,968)	$49,849	$16,648	$97,542
Production Solutions	—	3,113	—	6,535
	$(3,968)	$52,962	$16,648	$104,077

General and administrative expenses	11,284	21,818	27,679	41,757
Depreciation	8,449	13,846	16,990	27,376
Amortization of intangibles	4,116	4,628	8,285	9,316
Impairment of goodwill	—	—	296,196	—
(Gain) loss on revaluation of contingent liabilities	910	(975)	484	(14,930)
Gain on sale of property and equipment	(1,790)	(310)	(2,365)	(333)
Income (loss) from operations	$(26,937)	$13,955	$(330,621)	$40,891
Non-operating (income) expenses	(2,580)	10,603	(3,239)	19,769
Income (loss) before income taxes	(24,357)	3,352	(327,382)	21,122
Benefit for income taxes	(186)	(2,735)	(2,311)	(2,275)
Net income (loss)	$(24,171)	$6,087	$(325,071)	$23,397

Capital expenditures by segment for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Completion Solutions	$3,577	$12,719	$5,000	$35,197
Production Solutions	—	1,072	—	1,986
Corporate	—	38	—	93
	$3,577	$13,829	$5,000	$37,276

Total assets by segment as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Completion Solutions	$365,325	$739,142
Corporate	103,534	111,753
	$468,859	$850,895

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those discussed in any forward-looking statement because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine” “we,” “us,” and “our”) is a leading North American onshore completion services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in both the United States and Canada as well as abroad to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
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
On August 30, 2019, we entered into a Membership Interest Purchase Agreement (“Production Solutions Purchase Agreement”) with Brigade Energy Services LLC (“Brigade”). Pursuant to the Production Solutions Purchase Agreement, on such date, through the sale of all of the limited liability interests of our wholly owned subsidiary, Beckman Holding Production Services, LLC, we sold our Production Solutions segment to Brigade. For additional information on this divestiture, see Note 13 – Segment Information included in Item 1 of Part I of this Quarterly Report on Form 10-Q. Prior to August 30, 2019, we reported our results in two segments, the Completions Solutions segment and the Production Solutions segment.
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
How We Generate Revenue and the Costs of Conducting Our Business
We generate our revenues by providing completion services to E&P customers across all major onshore basins in both the United States and Canada as well as abroad. We primarily earn our revenues pursuant to work orders entered into with our customers on a job-by-job basis. We typically will enter into a Master Service Agreement (“MSA”) with each customer that provides a framework of general terms and conditions of our services that will govern any future transactions or jobs awarded to us. Each specific job is obtained through competitive bidding or as a result of negotiations with customers. The rate we charge is determined by location, complexity of the job, operating conditions, duration of the contract, and market conditions. In addition to MSAs, we have entered into a select number of longer-term contracts with certain customers relating to our wireline and cementing services, and we may enter into similar contracts from time to time to the extent beneficial to the operation of our business. These longer-term contracts address pricing and other details concerning our services, but each job is performed on a standalone basis.
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

•
Adjusted Gross Profit (Loss): Adjusted gross profit (loss) is a key metric that we use to evaluate operating performance. We define adjusted gross profit (loss) as revenues less direct and indirect costs of revenues (excluding depreciation and amortization). Costs of revenues include direct and indirect labor costs, costs of materials, maintenance of equipment, fuel and transportation freight costs, contract services, crew cost, and other miscellaneous expenses. For additional information, see “Non-GAAP Financial Measures” below.

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

The historical results of operations for the three and six months ended June 30, 2020 included in this Quarterly Report on Form 10-Q do not include activity related to the Production Solutions segment whereas the historical results of operations for the three and six months ended June 30, 2019 do include activity related to the Production Solutions segment for the entire period. Furthermore, future results of operations after August 30, 2019 will not include activity related to the Production Solutions segment. For additional information on the divestiture of the Production Solutions segment, see Note 13 – Segment Information included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Recent Events, Industry Trends, and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. The worldwide coronavirus outbreak in early 2020, which was declared a pandemic by the World Health Organization in March 2020, the uncertainty regarding its impact, and various governmental actions taken to mitigate its impact have resulted in an unprecedented decline in demand for oil. In the midst of the ongoing pandemic, the Organization of Petroleum Exporting Countries and other oil producing nations, including Russia (“OPEC+”), were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. During the first half of the year, the posted price for West Texas Intermediate (“WTI”) oil decreased from a high of $63 per barrel in early January 2020 to a one-day low of $(37) per barrel in late April 2020, a level which had not been previously experienced, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity.
In response to lower oil prices, our customers have generally revised their capital budgets downward and adjusted their operations accordingly, which has caused a significant decline in demand for our products and services. These reductions were most evident in the Permian Basin where total completions have declined by approximately 77% in June from the 2020 high in February. This overall decline in activity, coupled with downward pricing pressure, has led to a significant reduction in our revenue and profitability in the second quarter of 2020. We expect these trends to continue through at least the remainder of the year.
While we cannot predict the length of time that market disruptions resulting from the coronavirus pandemic and efforts to mitigate its effects will continue, the ultimate impact on our business, or the pace or extent of any subsequent recovery, we expect the coronavirus pandemic and related effects to continue to have an adverse impact on commodity prices and our business generally. We have experienced inefficiencies and logistical challenges surrounding stay-at-home orders and remote work arrangements, travel restrictions, and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. For additional information regarding risks relating to the coronavirus outbreak, see “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
During the pandemic, we have maintained our commitment to the safety of our employees, customers, vendors, and community at large, and we have taken, and are continuing to take, a proactive approach to navigating the pandemic. To mitigate exposure and risk, we have implemented processes and procedures across our entire organization based on federal, regional, and local guidelines and mandates, and our Health, Safety & Environment and management teams are in frequent communication with our entire employee base to ensure they are receiving updated guidelines, processes, and procedures. In response to the pandemic, we have implemented the following changes, for example: at the field level, we are working closely with our customers and vendors to update standard operating procedures, based on social distancing, hand washing, and other recommended best practices set forth by the Centers for Disease Control and Prevention; electronic assessments have been employed to check the health of employees prior to reporting to work, to ensure facilities are being properly cleaned and sanitized, and to check visitor health before arrival to a Nine location; internal case managers have been identified to handle all coronavirus-related cases, and all confirmed and potential cases are tracked through closure; many of our corporate and office employees are working virtually to avoid unnecessary risk and exposure; and we have significantly limited any work-related travel. We are actively monitoring updates from regulatory and government bodies and evolving our strategy accordingly in an effort to keep our workforce and communities healthy.

Other significant factors that are likely to affect commodity prices for the remainder of the year include the extent to which members of OPEC+ and other oil exporting nations continue to reduce oil export prices and increase production; the effect of energy, monetary, and trade policies of the United States; the pace of economic growth in the United States and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the United States and globally; the outcome of the United States presidential election and subsequent energy and Environmental Protection Agency policies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. Even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans, and uncertainty remains around supply and demand fundamentals.
In this challenging environment, we will nevertheless continue to focus on generating returns and cash flow. Due to our high level of variable costs and the asset-light make-up of our business, we have been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. These cost-cutting measures include salary reductions for key employees ranging from 10% to 15%, the suspension of the company match (which totaled $4.8 million in 2019) under our Nine Energy Service 401(k) Plan, and headcount reductions of 56% across the entire organization as of July 20, 2020 in comparison to December 31, 2019. In addition, we have revised our capital expenditure budget, excluding possible acquisitions, to between $10.0 million to $15.0 million for 2020 and deferred or eliminated certain capital projects, where necessary. During the first six months of 2020, we incurred approximately $5.0 million of capital expenditures compared to $37.3 million for the first six months of 2019.
Generally, operators have continued to improve operational efficiencies in completions design, increasing the complexity and difficulty, making oilfield service selection more important. This increase in high-intensity, high-efficiency completions of oil and gas wells further enhances the demand for our services. We compete for the most complex and technically demanding wells in which we specialize, which are characterized by extended laterals, increased stage spacing, multi-well pads, cluster spacing, and high proppant loads. These well characteristics lead to increased operating leverage and returns for us, as we are able to complete more jobs and stages with the same number of units and crews. Service providers for these projects are selected based on their technical expertise and ability to execute safely and efficiently, rather than only price.

Results of Operations
Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenues
Completion Solutions	$52,735	$215,871	$(163,136)
Production Solutions (1)	—	21,646	(21,646)
	$52,735	$237,517	$(184,782)
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$56,703	$166,022	$(109,319)
Production Solutions (1)	—	18,533	(18,533)
	$56,703	$184,555	$(127,852)
Adjusted gross profit (loss)
Completion Solutions	$(3,968)	$49,849	$(53,817)
Production Solutions (1)	—	3,113	(3,113)
	$(3,968)	$52,962	$(56,930)

General and administrative expenses	$11,284	$21,818	$(10,534)
Depreciation	8,449	13,846	(5,397)
Amortization of intangibles	4,116	4,628	(512)
Impairment of goodwill	—	—	—
(Gain) loss on revaluation of contingent liabilities	910	(975)	1,885
Gain on sale of property and equipment	(1,790)	(310)	(1,480)
Income (loss) from operations	(26,937)	13,955	(40,892)
Non-operating (income) expenses	(2,580)	10,603	(13,183)
Income (loss) before income taxes	(24,357)	3,352	(27,709)
Benefit for income taxes	(186)	(2,735)	2,549
Net income (loss)	$(24,171)	$6,087	$(30,258)

(1)We sold the Production Solutions segment to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 13 – Segment Information included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Revenues
Revenues decreased $184.8 million, or 78%, to $52.7 million for the second quarter of 2020 which is primarily related to reduced activity and pricing pressure caused by rapidly deteriorating market conditions, including an economic recession associated with the coronavirus pandemic, as well as international pricing and production disputes, in comparison to the second quarter of 2019. We depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the second quarter of 2020, the average closing price was $27.96 per barrel of WTI, and the average closing price of natural gas was $1.70 per MMBtu. During the second quarter of 2019, the average closing price of WTI was $59.88 per barrel, and the average closing price of natural gas was $2.57 per MMBtu.
Additional information with respect to revenues by historical reportable segment is discussed below.
Completion Solutions: Revenue decreased $163.1 million, or 76%, to $52.7 million for the second quarter of 2020. The decrease was prevalent across all lines of service and was a direct reflection of pricing pressures caused by reasons described above. More specifically, wireline revenue decreased $54.5 million, or 85%, as total completed wireline stages decreased by 81%, in comparison to the second quarter of 2019. Tools revenue decreased $41.0 million, or 73%, as completion tools stages decreased by 70%, and completion tools revenue by stage decreased by 12% in comparison to the second quarter of 2019. Cementing revenue (including pump downs) decreased by $36.3 million, or 64% as our total cement job count decreased 62% in comparison to the second quarter of 2019, and coiled tubing revenue decreased by $31.3 million, or 81%, as total days worked decreased by 70% in comparison to the second quarter of 2019.
Production Solutions: Revenue decreased $21.7 million, or 100%, for the second quarter of 2020 as the Production Solutions segment was sold on August 30, 2019.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $127.9 million, or 69%, to $56.7 million for the second quarter of 2020, which is primarily related to reduced activity and pricing pressure caused by rapidly deteriorating market conditions, including an economic recession associated with the coronavirus pandemic as well as international pricing and production disputes, in comparison to the second quarter of 2019.
Additional information with respect to cost of revenues by historical reportable segment is discussed below.
Completion Solutions: Cost of revenues decreased $109.3 million, or 66%, to $56.7 million for the second quarter of 2020. The decrease in comparison to the second quarter of 2019 was prevalent across all lines of service and was a direct reflection of reasons described above. More specifically, the decrease was primarily related to a $68.3 million decrease in materials installed and consumed while performing services, a $33.3 million decrease in employee costs, and a $10.8 million decrease in other costs such as repair and maintenance, vehicle, travel, meals and entertainment, and office expenses. The overall decrease in cost of revenues was partially offset by a $1.7 million increase in bad debt expense between periods, coupled with a $1.4 million increase in severance and other cost of revenue type restructuring costs mainly associated with headcount reductions and cost cutting measures in response to the challenging market conditions across the industry.
Production Solutions: Cost of revenues decreased $18.6 million, or 100%, for the second quarter of 2020 as the Production Solutions segment was sold on August 30, 2019.
Adjusted Gross Profit (Loss)
Completion Solutions: Adjusted gross profit decreased $53.8 million to a $4.0 million loss for the second quarter of 2020 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit decreased $3.1 million to $0.0 million for the second quarter of 2020 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $10.5 million to $11.3 million for the second quarter of 2020. The decrease in comparison to the second quarter of 2019 was primarily related to a $6.8 million decrease in employee costs due mainly to headcount reductions across the organization. The overall decrease was also partly attributed to a $2.4 million decrease in transaction and integration costs associated with the Magnum Acquisition and a $2.0 million decrease in other costs such as professional fees, marketing, and travel expenses, as well as expenses associated with the recently sold Production Solutions segment. The overall decrease in general and administrative expenses was partially offset by an increase in severance and other general and administrative type restructuring costs of $0.7 million mainly associated with headcount reductions and cost cutting measures in response to the challenging market conditions across the industry.
Depreciation
Depreciation expense decreased $5.4 million to $8.4 million for the second quarter of 2020. The decrease in comparison to the second quarter of 2019 was primarily related to a $2.6 million reduction in depreciation expense associated with our coiled tubing business mainly due to the property and equipment charge recorded in the fourth quarter of 2019, coupled with a $1.9 million reduction in depreciation expense in the Production Solutions segment, which was sold on August 30, 2019, and a $0.9 million reduction in depreciation expense in other lines of service within our Completion Solutions segment due to a decrease in capital expenditures between periods.
Amortization of Intangibles
Amortization of intangibles decreased $0.5 million to $4.1 million for the second quarter of 2020, primarily due to a $0.3 million decrease in amortization associated with certain non-compete agreements that were fully amortized in 2019, coupled with a $0.2 million decrease in intangible assets associated with our coiled tubing business mainly due to the intangible asset impairment charge recorded in the fourth quarter of 2019.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a $0.9 million loss on the revaluation of contingent liabilities for the second quarter of 2020 compared to a $1.0 million gain on the revaluation of contingent liabilities for the second quarter of 2019. The $1.9 million change was primarily related to a $0.6 million loss on the revaluation of the Magnum Earnout (as defined in Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q) for the second quarter of 2020 compared to a $1.3 million gain on the revaluation of the Magnum Earnout for the second quarter of 2019. The Magnum Earnout was terminated in the second quarter of 2020.
Non-Operating (Income) Expenses
We recorded $2.6 million in non-operating income for the second quarter of 2020 compared to $10.6 million in non-operating expenses for the second quarter of 2019. The $13.2 million change was primarily related to an $11.6 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined in “Liquidity and Capital Resources”) in the second quarter of 2020 that did not occur in the second quarter of 2019. The change is also partly attributed to a $1.6 million reduction in interest expense between periods.
Provision (Benefit) for Income Taxes
We recorded a $0.2 million income tax benefit for the second quarter of 2020 compared to a $2.7 million income tax benefit for the second quarter of 2019. The $2.5 million decrease in the income tax benefit was primarily a result of the valuation allowance movement recorded during the second quarter of 2019 that did not recur during the second quarter of 2020.
Adjusted EBITDA
Adjusted EBITDA decreased $49.1 million to a loss of $11.0 million for the second quarter of 2020. The Adjusted EBITDA decrease was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenues
Completion Solutions	$199,359	$425,003	$(225,644)
Production Solutions (1)	—	42,219	(42,219)
	$199,359	$467,222	$(267,863)
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$182,711	$327,461	$(144,750)
Production Solutions (1)	—	35,684	(35,684)
	$182,711	$363,145	$(180,434)
Adjusted gross profit
Completion Solutions	$16,648	$97,542	$(80,894)
Production Solutions (1)	—	6,535	(6,535)
	$16,648	$104,077	$(87,429)

General and administrative expenses	$27,679	$41,757	$(14,078)
Depreciation	16,990	27,376	(10,386)
Amortization of intangibles	8,285	9,316	(1,031)
Impairment of goodwill	296,196	—	296,196
(Gain) loss on revaluation of contingent liabilities	484	(14,930)	15,414
Gain on sale of property and equipment	(2,365)	(333)	(2,032)
Income (loss) from operations	(330,621)	40,891	(371,512)
Non-operating (income) expenses	(3,239)	19,769	(23,008)
Income (loss) before income taxes	(327,382)	21,122	(348,504)
Benefit for income taxes	(2,311)	(2,275)	(36)
Net income (loss)	$(325,071)	$23,397	$(348,468)

(1)We sold the Production Solutions segment to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 13 – Segment Information included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Revenues
Revenues decreased $267.9 million, or 57%, to $199.4 million for the first six months of 2020 which is primarily related to reduced activity and pricing pressure caused by rapidly deteriorating market conditions, including an economic recession associated with the coronavirus pandemic, as well as international pricing and production disputes, in comparison to the first six months of 2019. We depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the first six months of 2020, the average closing price was $36.58 per barrel of WTI, and the average closing price of natural gas was $1.80 per MMBtu. During the first six months of 2019, the average closing price of WTI was $57.39 per barrel, and the average closing price of natural gas was $2.74 per MMBtu.
Additional information with respect to revenues by historical reportable segment is discussed below.
Completion Solutions: Revenue decreased $225.7 million, or 53%, to $199.4 million for the first six months of 2020. The decrease was prevalent across all lines of service and was a direct reflection of pricing pressures caused by reasons described above. More specifically, wireline revenue decreased $73.0 million, or 57%, as total completed wireline stages decreased by 50% in comparison to the first six months of 2019. Tools revenue decreased $62.5 million, or 57%, as completion tools stages decreased by 47%, and completion tools revenue by stage decreased by 21% in comparison to the first six months of 2019. Coiled tubing revenue decreased $49.2 million, or 64%, as total days worked decreased by 53% in comparison to the first six months of 2019, and cementing revenue (including pump downs) decreased by $41.0 million, or 37%, as our total cement job count decreased 35% in comparison to the first six months of 2019.
Production Solutions: Revenue decreased $42.2 million, or 100%, for the first six months of 2020 as the Production Solutions segment was sold on August 30, 2019.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $180.4 million, or 50%, to $182.7 million for the first six months of 2020, which is primarily related to reduced activity and pricing pressure caused by rapidly deteriorating market conditions, including an economic recession associated with the coronavirus pandemic, as well as international pricing and production disputes, in comparison to the first six months of 2019.
Additional information with respect to cost of revenues by historical reportable segment is discussed below.
Completion Solutions: Cost of revenues decreased $144.8 million, or 44%, to $182.7 million for the first six months of 2020. The decrease in comparison to the first six months of 2019 was prevalent across all lines of service and was a direct reflection of reasons described above. More specifically, the decrease was primarily related to an $88.6 million decrease in materials installed and consumed while performing services, a $43.2 million decrease in employee costs, a $14.0 million decrease in other costs such as repair and maintenance, vehicle, travel, meals and entertainment, and office expenses, and a $2.7 million decrease in transaction and integration costs associated with the Magnum Acquisition. The overall decrease in cost of revenues was partially offset by a $2.3 million increase in severance and other cost of revenue type restructuring costs mainly associated with headcount reductions and cost cutting measures in response to the challenging market conditions across the industry, coupled with a $1.4 million increase in bad debt expense between periods.
Production Solutions: Cost of revenues decreased $35.7 million, or 100%, for the first six months of 2020 as the Production Solutions segment was sold on August 30, 2019.
Adjusted Gross Profit (Loss)
Completion Solutions: Adjusted gross profit decreased $80.9 million to $16.6 million for the first six months of 2020 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit decreased $6.5 million to $0.0 million for the first six months of 2020 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $14.1 million to $27.7 million for the first six months of 2020. The decrease in comparison to the first six months of 2019 was primarily related to an $8.8 million decrease in employee costs due mainly to headcount reductions across the organization. The overall decrease was also partly attributed to a $4.6 million decrease in transaction and integration costs associated with the Magnum Acquisition and a $2.8 million decrease in other costs such as professional fees, marketing, and travel expenses, as well as expenses associated with the recently sold Production Solutions segment. The overall decrease in general and administrative expenses was partially offset by an increase in severance and other general and administrative type restructuring costs of $2.1 million mainly associated with headcount reductions and cost cutting measures in response to the challenging market conditions across the industry.
Depreciation
Depreciation expense decreased $10.4 million to $17.0 million for the first six months of 2020. The decrease in comparison to the first six months of 2019 was primarily related to a $4.7 million reduction in depreciation expense associated with our coiled tubing business mainly due to the property and equipment charge recorded in the fourth quarter of 2019, coupled with a $3.8 million reduction in depreciation expense in the Production Solutions segment, which was sold on August 30, 2019 and a $1.9 million reduction in depreciation expense in other lines of service within our Completion Solutions segment due to a decrease in capital expenditures between periods.
Amortization of Intangibles
Amortization of intangibles decreased $1.0 million to $8.3 million for the first six months of 2020, primarily due to a $0.6 million decrease in amortization associated with certain non-compete agreements that were fully amortized in 2019, coupled with a $0.4 million decrease in intangible assets associated with our coiled tubing business mainly due to the intangible asset impairment charge recorded in the fourth quarter of 2019.
Impairment of Goodwill
We recorded goodwill impairment charges of $296.2 million for the first six months of 2020 in our tools, cementing, and wireline reporting units due to sharp declines in global crude oil demand and an economic recession associated with the coronavirus pandemic, as well as, sharp declines in oil and natural gas prices associated with international pricing and production disputes. No goodwill impairment charges were recorded for the first six months of 2019.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a $0.5 million loss on the revaluation of contingent liabilities for the first six months of 2020 compared to a $14.9 million gain on the revaluation of contingent liabilities for the first six months of 2019. The $15.4 million change was primarily related to an $0.8 million loss on the revaluation of the Magnum Earnout (as defined in Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q) for the first six months of 2020 compared to a $15.4 million gain on the revaluation of the Magnum Earnout for the first six months of 2019. The Magnum Earnout was terminated in the second quarter of 2020. The change was partially offset by a $0.3 million gain on the revaluation of the earnout associated with our acquisition of Frac Technology AS (the “Frac Tech Earnout”) for the first six months of 2020 compared to a $0.5 million loss on the revaluation of the Frac Tech Earnout for the first six months of 2019.
Non-Operating (Income) Expenses
We recorded $3.2 million in non-operating income for the first six months of 2020 compared to $19.8 million in non-operating expenses for the first six months of 2019. The $23.0 million change was primarily related to a $21.7 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined in “Liquidity and Capital Resources”) in the first six months of 2020 that did not occur in the first six months of 2019. The change is also partly attributed to a $1.1 million reduction in interest expense between periods.
Provision (Benefit) for Income Taxes
We recorded a $2.3 million income tax benefit for both the first six months of 2020 and the first six months of 2019. The tax benefit for both periods was primarily driven by our valuation allowance movement.
Adjusted EBITDA
Adjusted EBITDA decreased $77.9 million to a loss of $0.7 million for the first six months of 2020. The Adjusted EBITDA decrease was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

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
The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
EBITDA reconciliation:
Net income (loss)	$(24,171)	$6,087	$(325,071)	$23,397
Interest expense	9,186	10,771	19,014	20,097
Interest income	(179)	(168)	(550)	(328)
Depreciation	8,449	13,846	16,990	27,376
Amortization of intangibles	4,116	4,628	8,285	9,316
Benefit for income taxes	(186)	(2,735)	(2,311)	(2,275)
EBITDA	$(2,785)	$32,429	$(283,643)	$77,583

Adjusted EBITDA reconciliation:
EBITDA	$(2,785)	$32,429	$(283,643)	$77,583
Impairment of goodwill	—	—	296,196	—
Transaction and integration costs	—	2,684	146	7,446
(Gain) loss on revaluation of contingent liabilities (1)	910	(975)	484	(14,930)
Gain on extinguishment of debt	(11,587)	—	(21,703)	—
Restructuring charges	2,094	—	4,423	—
Stock-based compensation expense	2,105	4,114	5,697	7,267
Gain on sale of property and equipment	(1,790)	(310)	(2,365)	(333)
Legal fees and settlements (2)	20	75	24	143
Adjusted EBITDA	$(11,033)	$38,017	$(741)	$77,176
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
The following table provides an explanation of our calculation of ROIC for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(24,171)	$6,087	$(325,071)	$23,397
Add back:
Impairment of goodwill	—	—	296,196	—
Transaction and integration costs	—	2,684	146	7,446
Interest expense	9,186	10,771	19,014	20,097
Interest income	(179)	(168)	(550)	(328)
Restructuring charges	2,094	—	4,423	—
Gain on extinguishment of debt	(11,587)	—	(21,703)	—
Benefit for deferred income taxes	—	(2,541)	(1,588)	(3,019)
After-tax net operating profit (loss)	$(24,657)	$16,833	$(29,133)	$47,593
Total capital as of prior period-end:
Total stockholders’ equity	$91,851	$615,467	$389,877	$594,823
Total debt	386,171	415,000	400,000	435,000
Less cash and cash equivalents	(90,116)	(31,157)	(92,989)	(63,615)
Total capital as of prior period-end	$387,906	$999,310	$696,888	$966,208
Total capital as of period-end:
Total stockholders’ equity	$69,950	$624,309	$69,950	$624,309
Total debt	372,584	400,000	372,584	400,000
Less cash and cash equivalents	(88,678)	(16,886)	(88,678)	(16,886)
Total capital as of period-end	$353,856	$1,007,423	$353,856	$1,007,423
Average total capital	$370,881	$1,003,367	$525,372	$986,816
ROIC	(26.6)%	6.7%	(11.1)%	9.6%

Adjusted Gross Profit (Loss)
GAAP defines gross profit (loss) as revenues less cost of revenues and includes depreciation and amortization in costs of revenues. We define adjusted gross profit (loss) as revenues less direct and indirect costs of revenues (excluding depreciation and amortization). This measure differs from the GAAP definition of gross profit (loss) because we do not include the impact of depreciation and amortization, which represent non-cash expenses.

Management uses adjusted gross profit (loss) to evaluate operating performance. We prepare adjusted gross profit (loss) to eliminate the impact of depreciation and amortization because we do not consider depreciation and amortization indicative of our core operating performance. Adjusted gross profit (loss) should not be considered as an alternative to gross profit (loss), operating income (loss), or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted gross profit (loss) may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted gross profit (loss) or similarly titled measures in the same manner as we do.
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Calculation of gross profit (loss)
Revenues	$52,735	$237,517	$199,359	$467,222
Cost of revenues (exclusive of depreciation and amortization shown separately below)	56,703	184,555	182,711	363,145
Depreciation (related to cost of revenues)	7,858	13,616	15,801	26,922
Amortization of intangibles	4,116	4,628	8,285	9,316
Gross profit (loss)	$(15,942)	$34,718	$(7,438)	$67,839
Adjusted gross profit (loss) reconciliation:
Gross profit (loss)	$(15,942)	$34,718	$(7,438)	$67,839
Depreciation (related to cost of revenues)	7,858	13,616	15,801	26,922
Amortization of intangibles	4,116	4,628	8,285	9,316
Adjusted gross profit (loss)	$(3,968)	$52,962	$16,648	$104,077
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
We may also, from time to time, make open market debt repurchases (including our Senior Notes) when it is opportunistic to do to manage our debt maturity profile. We repurchased approximately $15.9 million and $29.7 million of Senior Notes at a repurchase price of approximately $3.9 million and $7.4 million in cash for the three and six months ended June 30, 2020, respectively. Deferred financing costs associated with these transactions were $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively. As a result, for the three and six months ended June 30, 2020, we recorded a $11.6 million gain and a $21.7 million gain, respectively, on the extinguishment of debt.

At June 30, 2020, we had $88.7 million of cash and cash equivalents and $44.8 million of availability under the 2018 ABL Credit Facility (as defined below), which resulted in a total liquidity position of $133.5 million. In response to rapidly deteriorating market conditions driven in large part by the coronavirus pandemic and international pricing and production disputes, we have implemented certain cost-cutting measures across the organization to continue to maintain our current liquidity position. Based on our current forecasts, we believe that, cash on hand, together with cash flow from operations, and borrowings under the 2018 ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts. Furthermore, depending on our financial performance and the ever-changing market, we may implement additional cost-cutting measures, as necessary, to continue to meet our liquidity and capital resource needs for at least the next twelve months from the issuance date of our condensed consolidated financial statements. We can make no assurance regarding our ability to successfully implement such measures, or whether such measures would be sufficient to mitigate a decline in our financial performance.
Senior Notes
On October 25, 2018, we issued the Senior Notes due 2023 under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as Trustee. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at June 30, 2020.
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
Unamortized deferred financing costs associated with the Senior Notes were $6.4 million and $7.9 million at June 30, 2020 and December 31, 2019, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at June 30, 2020.

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
At June 30, 2020, our availability under the 2018 ABL Credit Facility was approximately $44.8 million, net of an outstanding letter of credit of $0.5 million.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating activities	$2,359	$17,408
Investing activities	1,768	(27,070)
Financing activities	(8,263)	(37,185)
Impact of foreign exchange rate on cash	(175)	118
Net change in cash and cash equivalents	$(4,311)	$(46,729)
 Operating Activities
Net cash provided by operating activities was $2.4 million for the first six months of 2020 compared to $17.4 million in net cash provided by operating activities for the first six months of 2019. The $15.0 million decrease in net cash provided by operating activities was primarily a result of a $72.3 million decrease in cash flow provided by operations, adjusted for any non-cash items, primarily due to a decrease in revenue for the first six months of 2020 compared to the first six months of 2019. The overall decrease in net cash provided by operating activities was partially offset by an increase of $57.3 million in cash collections and other changes in working capital which provided an increased source of cash flow for the first six months of 2020 in comparison to the first six months of 2019.
Investing Activities
Net cash provided by investing activities was $1.8 million for the first six months of 2020 compared to $27.1 million in net cash used in investing activities for the first six months of 2019. The $28.9 million decrease in net cash used in investing activities was primarily related to a decrease of $34.5 million in cash purchases of property and equipment for the first six months of 2020 in comparison to the first six months of 2019. The overall decrease was also partly due to an increase in proceeds from sales of property and equipment (including insurance) of $2.0 million in the first six months of 2020 compared to the first six months of 2019. The overall decrease in net cash used in investing activities was partially offset by $7.6 million in proceeds from notes receivable payments which were received in the first six months of 2019 but did not recur in the first six months of 2020.
Financing Activities
Net cash used in financing activities was $8.3 million for the first six months of 2020 compared to $37.2 million in net cash flow used in financing activities for the first six months of 2019. The $28.9 million decrease in net cash used in financing activities was primarily related to $45.0 million in payments on the 2018 ABL Credit Facility in the first six months of 2019 that did not recur in the first six months of 2020. The overall decrease was also partly due to a decrease of $1.5 million in cash used for the vesting of restricted stock in the first six months of 2020 compared to net cash used in the first six months of 2019. The overall decrease in net cash used in financing activities was partially offset by $10.0 million in proceeds from the 2018 ABL Credit Facility in the first six months of 2019 that did not recur in the first six months of 2020, coupled with $7.4 million of purchases of the Senior Notes in the first six months of 2020 that did not occur in the first six months of 2019.
Contractual Obligations
Our contractual obligations at June 30, 2020 did not change materially, outside the normal course of business, from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
At June 30, 2020, we had letters of credit of $0.5 million, which represented off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. As of June 30, 2020, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letters of credit.
Recent Accounting Pronouncements
See Note 3 – New Accounting Standards included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control over Financial Reporting. As reported in Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, we did not design and maintain adequate controls to address the segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions. Certain accounting personnel had the ability to prepare and post journal entries, as well as reconcile accounts, without an independent review by someone other than the preparer. Specifically, our internal controls were not designed or operating effectively to evidence that journal entries were appropriately recorded or were properly reviewed for validity, accuracy, and completeness. Immaterial misstatements were identified related to the inadequate segregation of accounting duties. This material weakness could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Remediation Efforts to Address the Material Weakness. In response to the material weakness described above, our management has dedicated significant time and effort to improve our internal control over financial reporting and develop a detailed action plan to fully remediate the material weakness, as follows:
Previously Completed Remediation Actions

•
Replaced the less sophisticated accounting systems used by the majority of our newly acquired subsidiaries with the enterprise resource planning system used by the majority of our existing subsidiaries.

•	Hired additional resources, including an experienced Internal Audit Director to lead our internal audit department, with responsibility for direction and oversight of all internal audit functions.
Actions Completed During the Current Quarter

•
Substantially completed a comprehensive risk assessment of the design of internal controls, including the implementation of new internal controls as needed to ensure the segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions.

•
Designed and implemented a monitoring control that captures key roles and responsibilities within our enterprise resource planning system with consideration of mitigating business process controls designed to reduce the risk of material misstatement related to inadequate segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions. Our management continues to assess the effectiveness of this control.

•	Instituted additional training programs for appropriate personnel regarding the application of our enterprise resource planning system.
As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address the material weakness identified above or determine to modify the remediation steps described above. Until the remediation steps set forth above are fully developed, implemented, and operating for a sufficient amount of time to validate the remediation, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting. The actions described above in “Actions Completed During the Current Quarter” represent changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended June 30, 2020.

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
ITEM 1A. RISK FACTORS
Except as set forth in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE AND SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description
2.1*
Second Amendment to Securities Purchase Agreement, dated June 30, 2020, by and among Warren Lynn Frazier, Garrett Lynn Frazier 2018 DG Trust, Derrick Chase Frazier 2018 DG Trust, and Frazier Family Foundation, Inc., as sellers, MOTI Holdco, LLC and Nine Energy Canada Inc., as buyers, and Nine Energy Services, Inc.

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

10.1*	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Ann G. Fox.

10.2*	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and David Crombie.

10.3*	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Guy Sirkes.

10.4*	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Edward Bruce Morgan.

10.5*	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Theodore R. Moore.

10.6*	Second Amendment to Amended and Restated Employee Agreement, effective May 29, 2020, by and among Nine Energy Service, LLC, Nine Energy Service, Inc., and Edward Bruce Morgan.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	August 6, 2020	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)