Form 10-Q
period 2020-09-30
Nine Energy Service, Inc.
filed 2020-11-06
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 2, 2020 was 31,561,578.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Risk Factors” in Item 1A of Part II in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. These factors, some of which are beyond our control, include the following:
•the level of capital spending and well completions by the onshore oil and natural gas industry;
•oil and natural gas commodity prices;
•general economic conditions;
•the impact of the coronavirus pandemic on our business and the business of our customers, including the effects of the resulting excess supply of oil;
•geopolitical factors, including actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other significant oil-producing countries and the ability of such producers to agree to and maintain oil price and production controls;
•our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled and qualified workers;
•our ability to implement price increases or maintain existing prices on our products and services;
•pricing pressures, reduced sales, or reduced market share as a result of intense competition in the markets for our composite and dissolvable plug products;
•our ability to accurately predict customer demand;
•conditions inherent in the oilfield services industry, such as equipment defects, liabilities arising from accidents or damage involving our fleet of trucks or other equipment, explosions and uncontrollable flows of gas or well fluids, and loss of well control;
•our ability to implement new technologies and services;
•seasonal and adverse weather conditions;
•our ability to maintain compliance with the New York Stock Exchange continued listing requirements and avoid the delisting of our common stock;
•changes in laws or regulations regarding issues of health, safety, and protection of the environment, including those relating to hydraulic fracturing, greenhouse gases, and climate change; and
•our ability to successfully integrate the assets and operations that we acquired with our acquisition of Magnum Oil Tools International, LTD and its affiliates (the “Magnum Acquisition”) and realize anticipated revenues, cost savings, or other benefits of such acquisition.

Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.
These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$80,338	$92,989
Accounts receivable, net	34,805	96,889
Income taxes receivable	1,246	660
Inventories, net	52,683	60,945
Prepaid expenses and other current assets	19,526	17,434
Total current assets	188,598	268,917
Property and equipment, net	108,986	128,604
Intangible assets, net	136,615	148,991
Goodwill	—	296,196
Other long-term assets	4,260	8,187
Total assets	$438,459	$850,895
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,022	$35,490
Accrued expenses	23,236	24,730
Current portion of long-term debt	844	—
Current portion of capital lease obligations	1,067	995
Total current liabilities	35,169	61,215
Long-term liabilities
Long-term debt	343,036	392,059
Deferred income taxes	—	1,588
Long-term capital lease obligations	1,391	2,201
Other long-term liabilities	5,264	3,955
Total liabilities	384,860	461,018
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $0.01 par value; 31,570,926 and 30,555,677 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	316	306
Additional paid-in capital	766,402	758,853
Accumulated other comprehensive loss	(4,731)	(4,467)
Accumulated deficit	(708,388)	(364,815)
Total stockholders’ equity	53,599	389,877
Total liabilities and stockholders’ equity	$438,459	$850,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Service	$35,639	$161,632	$187,713	$519,072
Product	13,882	40,673	61,167	150,455
	49,521	202,305	248,880	669,527
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	38,445	134,984	179,508	420,445
Product	14,038	31,865	55,686	109,549
General and administrative expenses	10,701	19,222	38,380	60,979
Depreciation	7,763	12,196	24,753	39,572
Amortization of intangibles	4,091	4,609	12,376	13,925
Impairment of goodwill	—	—	296,196	—
(Gain) loss on revaluation of contingent liabilities	297	(5,771)	781	(20,701)
Loss on sale of subsidiaries	—	15,834	—	15,834
Gain on sale of property and equipment	(535)	(466)	(2,900)	(799)
Income (loss) from operations	(25,279)	(10,168)	(355,900)	30,723
Interest expense	9,130	9,843	28,144	29,940
Interest income	(43)	(111)	(593)	(439)
Gain on extinguishment of debt	(15,798)	—	(37,501)	—
Other income	(29)	—	(29)	—
Income (loss) before income taxes	(18,539)	(19,900)	(345,921)	1,222
Provision (benefit) for income taxes	(37)	727	(2,348)	(1,548)
Net income (loss)	$(18,502)	$(20,627)	$(343,573)	$2,770
Earnings (loss) per share
Basic	$(0.62)	$(0.70)	$(11.56)	$0.09
Diluted	$(0.62)	$(0.70)	$(11.56)	$0.09
Weighted average shares outstanding
Basic	29,849,753	29,361,633	29,708,673	29,288,113
Diluted	29,849,753	29,361,633	29,708,673	29,397,636
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$132	$(179)	$(264)	$261
Total other comprehensive income (loss), net of tax	132	(179)	(264)	261
Total comprehensive income (loss)	$(18,370)	$(20,806)	$(343,837)	$3,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2020	31,652,635	$317	$764,382	$(4,863)	$(689,886)	$69,950
Issuance of common stock under stock compensation plan, net of forfeitures	(80,882)	(1)	1	—	—	—
Stock-based compensation expense	—	—	2,020	—	—	2,020
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(827)	—	(1)	—	—	(1)
Other comprehensive income	—	—	—	132	—	132
Net loss	—	—	—	—	(18,502)	(18,502)
Balance, September 30, 2020	31,570,926	$316	$766,402	$(4,731)	$(708,388)	$53,599

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2019	30,683,009	$307	$752,072	$(4,403)	$(123,667)	$624,309
Issuance of common stock under stock compensation plan, net of forfeitures	(98,954)	(1)	1	—	—	—
Stock-based compensation expense	—	—	3,286	—	—	3,286
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(1,471)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	(20,627)	(20,627)
Balance, September 30, 2019	30,582,584	$306	$755,349	$(4,582)	$(144,294)	$606,779

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2019	30,555,677	$306	$758,853	$(4,467)	$(364,815)	$389,877
Issuance of common stock under stock compensation plan, net of forfeitures	1,164,797	11	(11)	—	—	—
Stock-based compensation expense	—	—	7,717	—	—	7,717
Exercise of stock options	—	—	—	—	—	—
Vesting of restricted stock	(149,548)	(1)	(157)	—	—	(158)
Other comprehensive loss	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	(343,573)	(343,573)
Balance, September 30, 2020	31,570,926	$316	$766,402	$(4,731)	$(708,388)	$53,599

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2018	30,163,408	$302	$746,428	$(4,843)	$(147,064)	$594,823
Issuance of common stock under stock compensation plan, net of forfeitures	489,529	5	(5)	—	—	—
Stock-based compensation expense	—	—	10,553	—	—	10,553
Exercise of stock options	674	—	15	—	—	15
Vesting of restricted stock	(71,027)	(1)	(1,642)	—	—	(1,643)
Other comprehensive income	—	—	—	261	—	261
Net income	—	—	—	—	2,770	2,770
Balance, September 30, 2019	30,582,584	$306	$755,349	$(4,582)	$(144,294)	$606,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(343,573)	$2,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	24,753	39,572
Amortization of intangibles	12,376	13,925
Amortization of deferred financing costs	2,160	2,238
Provision for doubtful accounts	2,121	236
Benefit for deferred income taxes	(1,588)	(2,876)
Provision for inventory obsolescence	1,919	4,502
Stock-based compensation expense	7,717	10,553
Impairment of goodwill	296,196	—
Gain on extinguishment of debt	(37,501)	—
Gain on sale of property and equipment	(2,900)	(799)
(Gain) loss on revaluation of contingent liabilities	781	(20,701)
Loss on sale of subsidiaries	—	15,834
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	59,964	20,453
Inventories, net	6,244	17,634
Prepaid expenses and other current assets	(1,457)	(405)
Accounts payable and accrued expenses	(27,073)	(16,953)
Income taxes receivable/payable	(586)	674
Other assets and liabilities	5,087	151
Net cash provided by operating activities	4,640	86,808
Cash flows from investing activities
Acquisitions, net of cash acquired	—	1,020
Proceeds from the sale of subsidiaries	—	17,222
Proceeds from sales of property and equipment	5,948	1,934
Proceeds from property and equipment casualty losses	555	1,503
Proceeds from notes receivable payments	—	7,626
Purchases of property and equipment	(7,053)	(48,898)
Net cash used in investing activities	(550)	(19,593)
Cash flows from financing activities
Purchases of Senior Notes	(14,410)	—
Proceeds from 2018 ABL Credit Facility	—	10,000
Payments on 2018 ABL Credit Facility	—	(45,000)
Payments on capital leases	(738)	(668)
Payments of contingent liability	(1,331)	(250)
Proceeds from exercise of stock options	—	15
Vesting of restricted stock	(158)	(1,643)
Net cash used in financing activities	(16,637)	(37,546)
Impact of foreign currency exchange on cash	(104)	37

Net decrease in cash and cash equivalents	(12,651)	29,706
Cash and cash equivalents
Cash and cash equivalents beginning of year	92,989	63,615
Cash and cash equivalents end of period	$80,338	$93,321
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,901	$19,619
Cash paid (refunded) for income taxes	$(482)	$649
Capital expenditures in accounts payable and accrued expenses	$150	$1,183
Property and equipment obtained by capital lease	$—	$1,621
Receivable from property and equipment sale (including insurance)	$4,359	$—
Termination of contingent liability related to business acquisition	$3,375	$—

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. The worldwide coronavirus outbreak in early 2020, which was declared a pandemic by the World Health Organization in March 2020, the uncertainty regarding its impact, and various governmental actions taken to mitigate its impact have resulted in an unprecedented decline in demand for oil. In the midst of the ongoing pandemic, the Organization of the Petroleum Exporting Countries and other oil producing nations, including Russia, were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil, coupled with the risk of a substantial increase in supply, which has directly affected the Company. While the Company cannot predict the length of time that market disruptions resulting from the coronavirus pandemic and efforts to mitigate its effects will continue, the ultimate impact on its business, or the pace or extent of any subsequent recovery, the Company expects the coronavirus pandemic and related effects to continue to have a material adverse impact on commodity prices and its business generally.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to presenting “Revenues” and “Cost of revenues” by product and service as separate line items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
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
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard, which requires the use of a modified retrospective transition approach, includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued a new, optional transition method that gives companies the option to use the effective date as the date of initial application on transition. For emerging growth entities, the standard is effective for the fiscal years beginning after December 15, 2021 and interim periods within the fiscal years beginning after December 15, 2022. Early adoption is allowed, and the Company, as an emerging growth company, plans to early adopt the standard for the fiscal years beginning after December 15, 2019 and interim periods within the fiscal years beginning after December 15, 2020. To support the accounting and disclosure requirements under the new standard, the Company is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio and developing and implementing appropriate changes to its internal processes and controls. Based on initial evaluation, the Company expects to recognize a lease liability and offsetting right-of-use asset for all of its operating leases with durations greater than twelve months on its Condensed Consolidated Balance Sheets. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard.
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
4. Revenue
Disaggregation of Revenue
The Company adopted Accounting Standards Codification 606 (“ASC 606”) on December 31, 2019, effective January 1, 2019, using the modified retrospective method. Accordingly, results for the year ended December 31, 2019 and periods thereafter are presented in accordance with ASC 606 while prior period results, including those presented below for the three and nine months ended September 30, 2019, have not been adjusted and are reported under the previous revenue recognition guidance.
Disaggregated revenue for the three and nine months ended September 30, 2020 and September 30, 2019 was as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Coiled tubing	$7,278	$7,278	$31,064	$—	$31,064
Cement	15,332	15,332	55,799	—	55,799
Tools	13,882	13,882	40,673	—	40,673
Wireline	13,029	13,029	58,716	—	58,716
Well service	—	—	—	16,053	16,053
Total revenues	$49,521	$49,521	$186,252	$16,053	$202,305

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Coiled tubing	$35,575	$35,575	$108,604	$—	$108,604
Cement	84,400	84,400	165,799	—	165,799
Tools	61,167	61,167	150,455	—	150,455
Wireline	67,738	67,738	186,397	—	186,397
Well service	—	—	—	58,272	58,272
Total revenues	$248,880	$248,880	$611,255	$58,272	$669,527

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Service(1)	$35,639	$35,639	$145,579	$16,053	$161,632
Product(1)	13,882	13,882	40,673	—	40,673
Total revenues	$49,521	$49,521	$186,252	$16,053	$202,305

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Completion Solutions	Total	Completion Solutions	Production Solutions(2)	Total
	(in thousands)		(in thousands)
Service(1)	$187,713	$187,713	$460,800	$58,272	$519,072
Product(1)	61,167	61,167	150,455	—	150,455
Total revenues	$248,880	$248,880	$611,255	$58,272	$669,527
(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
(2)     The Production Solutions segment was sold to Brigade Energy Service LLC (“Brigade”) on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 13 – Segment Information.
Performance Obligations
At September 30, 2020 and December 31, 2019, the amount of remaining performance obligations were immaterial.
Contract Balances
At September 30, 2020 and December 31, 2019, contract assets and contract liabilities were immaterial.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $6.1 million and $5.4 million at September 30, 2020 and December 31, 2019, respectively.
Inventories, net as of September 30, 2020 and December 31, 2019 were comprised of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$35,968	$38,823
Work in progress	93	—
Finished goods	22,685	27,555
Inventories	58,746	66,378
Reserve for obsolescence	(6,063)	(5,433)
Inventories, net	$52,683	$60,945

6. Goodwill and Intangible Assets
Goodwill
The changes in the net carrying amount of the components of goodwill for the nine months ended September 30, 2020 were as follows:

	Goodwill
	Gross Value	Accumulated Impairment Loss	Net
	(in thousands)
Balance as of December 31, 2019	$408,732	$(112,536)	$296,196
Impairment	—	(296,196)	(296,196)
Balance as of September 30, 2020	$408,732	$(408,732)	$—
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
These charges are included in the line item “Impairment of goodwill” in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2020.
Intangible Assets
The changes in the net carrying value of the components of intangible assets for the nine months ended September 30, 2020 were as follows:

	Customer Relationships	Non- Compete Agreements	Technology	In-process R&D	Total
	(in thousands, except weighted average amortization period information)
Balance as of December 31, 2019	$32,536	$1,534	$113,921	$1,000	$148,991
Amortization expense	(5,538)	(300)	(6,538)	—	(12,376)
Balance as of September 30, 2020	$26,998	$1,234	$107,383	$1,000	$136,615
Weighted average amortization period	5.6	3.1	12.9	Indefinite
Amortization of intangibles expense was $4.1 million and $12.4 million for the three and nine months ended September 30, 2020, respectively. Amortization of intangibles expense was $4.6 million and $13.9 million for the three and nine months ended September 30, 2019, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2020	$4,091
2021	16,116
2022	13,463
2023	11,516
2024	11,183
Thereafter	79,246
Total	$135,615
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
No events triggered additional impairment tests under ASC 360 through September 30, 2020. However, the occurrence of future events or deteriorating market conditions could result in additional impairment assessments under ASC 360 subsequent to September 30, 2020.
7. Accrued Expenses
Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$5,519	$7,009
Accrued interest	12,948	6,091
Accrued bonus	—	5,043
Accrued sales tax	303	820
Contingent liabilities	396	391
Other accrued expenses	4,070	5,376
Accrued expenses	$23,236	$24,730

8. Debt Obligations
The Company’s debt obligations as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Senior Notes	$347,168	$400,000
2018 ABL Credit Facility	—	—
Magnum Promissory Notes	2,250	—
Total debt before deferred financing costs	$349,418	$400,000
Deferred financing costs	(5,538)	(7,941)
Total debt	$343,880	$392,059
Less: Current portion of long-term debt	(844)	—
Long-term debt	$343,036	$392,059
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at September 30, 2020.
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
Unamortized deferred financing costs associated with the Senior Notes were $5.5 million and $7.9 million at September 30, 2020 and December 31, 2019, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
Extinguishment of Debt
The Company repurchased approximately $23.1 million and $52.8 million of Senior Notes at a repurchase price of approximately $7.0 million and $14.4 million in cash for the three and nine months ended September 30, 2020, respectively. Deferred financing costs associated with these transactions were $0.4 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. As a result, for the three and nine months ended September 30, 2020, the Company recorded a $15.8 million gain and a $37.5 million gain, respectively, on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020.
Subsequent to September 30, 2020, the Company repurchased an additional $0.5 million of the Senior Notes for a repurchase price of approximately $0.2 million in cash.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2020.
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
At September 30, 2020, the Company’s availability under the 2018 ABL Credit Facility was approximately $39.5 million, net of outstanding letters of credit of $0.4 million.
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
For additional information regarding the termination of the Magnum Earnout, see Note 10 – Commitments and Contingencies.

Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Senior Notes	$102,415	$324,000
2018 ABL Credit Facility	$—	$—
Magnum Promissory Notes	$2,250	$—
The fair value of the Senior Notes, 2018 ABL Credit Facility, and the Magnum Promissory Notes is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes is established based on observable inputs in less active markets. The fair value of the 2018 ABL Credit Facility and the Magnum Promissory Notes approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively. The Company also purchased $0.8 million and $1.3 million of equipment during the three and nine months ended September 30, 2020, respectively, and $0.7 million and $1.3 million of equipment during the three and nine months ended September 30, 2019, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.1 million at both September 30, 2020 and December 31, 2019.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with this office space, net of sub-leasing income, was $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. There were net outstanding payables due to the entity of $0.1 million at September 30, 2020. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At September 30, 2020, the outstanding principal balance payable to Mr. Frazier was $2.1 million. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
The Company purchases cable for its wireline trucks from an entity owned by Forum Energy Technologies (“Forum”). Two of the Company’s directors serve as directors of Forum. The Company was billed $0.0 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. There were outstanding payables due to the entity of $0.3 million at December 31, 2019. The Company purchases coiled tubing string from another entity owned by Forum. The Company was billed $0.9 million and $3.0 million for coiled tubing string for the three and nine months ended September 30, 2020, respectively, and $2.0 million and $6.2 million for the three and nine months ended September 30, 2019, respectively. There were outstanding payables due to the entity of $0.2 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.2 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively. There were outstanding payables due to Select of $0.1 million at both September 30, 2020 and December 31, 2019.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.2 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, and issued credit memos of $0.5 million for both the three and nine months ended September 30, 2020. The Company billed NESR $0.6 million for both the three and nine months ended September 30, 2019. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 monthly equal installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $4.4 million and $6.8 million at September 30, 2020 and December 31, 2019, respectively.

On June 5, 2019, Ann G. Fox, President and Chief Executive Officer and a director of the Company, was elected as a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.2 million and $4.6 million for the three and nine months ended September 30, 2020, respectively, and $5.4 million and $15.8 million for the three and nine months ended September 30, 2019, respectively. There were outstanding receivables due from Devon of $0.4 million and $1.0 million at September 30, 2020 and December 31, 2019, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.5 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company has recorded the following contingent liabilities at September 30, 2020:
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
Pursuant to the Magnum Purchase Agreement Amendment, which terminated the remaining Magnum Earnout and all obligations related thereto, the Company made a cash payment of $1.1 million and issued the Magnum Promissory Notes with an aggregated principal amount of $2.3 million to the sellers of Magnum. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
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

The changes in the components of contingent liabilities for the nine months ended September 30, 2020 were as follows:

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2019	$2,609	$1,359	$3,968
Revaluation adjustments	766	15	781
Payments	—	(206)	(206)
Termination	(3,375)	—	(3,375)
Balance at September 30, 2020	$—	$1,168	$1,168
The contingent consideration related to the contingent liabilities is reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.4 million reported in “Accrued expenses” at both September 30, 2020 and December 31, 2019, and $0.8 million and $3.6 million reported in “Other long-term liabilities” at September 30, 2020 and December 31, 2019, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
Income tax expense (benefit) included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except percentages)		(in thousands, except percentages)
Income tax provision (benefit)	$(37)	$727	$(2,348)	$(1,548)
Effective tax rate	0.2%	(3.7)%	0.7%	(126.7)%

The Company’s tax benefit for the three and nine months ended September 30, 2020 was less than $0.1 million and $2.3 million, respectively. The Company’s year-to-date tax benefit was primarily a result of the discrete tax benefit recorded in the first quarter of 2020 related to the Coronavirus Aid, Relief, and Economic Security Act as well as the release of valuation allowance due to the goodwill impairment which was also recorded in the first quarter of 2020.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(18,502)	29,849,753	$(0.62)	$(20,627)	29,361,633	$(0.70)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(18,502)	29,849,753	$(0.62)	$(20,627)	29,361,633	$(0.70)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$(343,573)	29,708,673	$(11.56)	$2,770	29,288,113	$0.09
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	109,523	—
Diluted	$(343,573)	29,708,673	$(11.56)	$2,770	29,397,636	$0.09
For the three and nine months ended September 30, 2020 as well as the three months ended September 30, 2019, the computation of diluted earnings (loss) per share excluded all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2020	2019
Three months ended September 30,	723,608	71,574
Nine months ended September 30,	700,417	—
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
The amounts labeled “Corporate” relate to assets not allocated to either the Completion Solutions segment or the Production Solutions segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenues
Completion Solutions	$49,521	$186,252	$248,880	$611,255
Production Solutions	—	16,053	—	58,272
	$49,521	$202,305	$248,880	$669,527
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$52,483	$152,679	$235,194	$480,140
Production Solutions	—	14,170	—	49,854
	$52,483	$166,849	$235,194	$529,994
Adjusted gross profit (loss)
Completion Solutions	$(2,962)	$33,573	$13,686	$131,115
Production Solutions	—	1,883	—	8,418
	$(2,962)	$35,456	$13,686	$139,533

General and administrative expenses	10,701	19,222	38,380	60,979
Depreciation	7,763	12,196	24,753	39,572
Amortization of intangibles	4,091	4,609	12,376	13,925
Impairment of goodwill	—	—	296,196	—
(Gain) loss on revaluation of contingent liabilities	297	(5,771)	781	(20,701)
Loss on sale of subsidiaries	—	15,834	—	15,834
Gain on sale of property and equipment	(535)	(466)	(2,900)	(799)
Income (loss) from operations	$(25,279)	$(10,168)	$(355,900)	$30,723
Non-operating (income) expenses	(6,740)	9,732	(9,979)	29,501
Income (loss) before income taxes	(18,539)	(19,900)	(345,921)	1,222
Provision (benefit) for income taxes	(37)	727	(2,348)	(1,548)
Net income (loss)	$(18,502)	$(20,627)	$(343,573)	$2,770

Capital expenditures by segment for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Completion Solutions	$2,193	$9,146	$7,193	$44,343
Production Solutions	—	804	—	2,790
Corporate	—	—	—	93
	$2,193	$9,950	$7,193	$47,226

Total assets by segment as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Completion Solutions	$342,182	$739,142
Corporate	96,277	111,753
	$438,459	$850,895

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
How We Evaluate Our Operations
We evaluate our performance based on a number of financial and non-financial measures, including the following:
•Revenue: We compare actual revenue achieved each month to the most recent projection for that month and to the annual plan for the month established at the beginning of the year. We monitor our revenue to analyze trends in the performance of our operations compared to historical revenue drivers or market metrics. We are particularly interested in identifying positive or negative trends and investigating to understand the root causes.
•Adjusted Gross Profit (Loss): Adjusted gross profit (loss) is a key metric that we use to evaluate operating performance. We define adjusted gross profit (loss) as revenues less direct and indirect costs of revenues (excluding depreciation and amortization). Costs of revenues include direct and indirect labor costs, costs of materials, maintenance of equipment, fuel and transportation freight costs, contract services, crew cost, and other miscellaneous expenses. For additional information, see “Non-GAAP Financial Measures” below.
•Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) before interest, taxes, and depreciation and amortization, further adjusted for (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation expense, (viii) loss or gain on sale of property and equipment, (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.
•Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) property and equipment, goodwill, and/or intangible asset impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss or gain on the sale of subsidiaries, (vi) gain on extinguishment of debt, and (vii) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.
•Safety: We measure safety by tracking the total recordable incident rate (“TRIR”), which is reviewed on a monthly basis. TRIR is a measure of the rate of recordable workplace injuries, defined below, normalized and stated on the basis of 100 workers for an annual period. The factor is derived by multiplying the number of recordable injuries in a calendar year by 200,000 (i.e., the total hours for 100 employees working 2,000 hours per year) and dividing this value by the total hours actually worked in the year. A recordable injury includes occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, restriction of work or motion, transfer to another job, or medical treatment other than first aid.

Factors Affecting the Comparability of Our Results of Operations
Our future results of operations may not be comparable to our historical results of operations for the periods presented, and our historical results of operations among the periods presented may not be comparable to each other, primarily due to our divestiture of the Production Solutions segment.

The historical results of operations for the three and nine months ended September 30, 2020 included in this Quarterly Report on Form 10-Q do not include activity related to the Production Solutions segment whereas the historical results of operations for the three and nine months ended September 30, 2019 include activity related to the Production Solutions segment through August 30, 2019. Furthermore, future results of operations after August 30, 2019 will not include activity related to the Production Solutions segment. For additional information on the divestiture of the Production Solutions segment, see Note 13 – Segment Information included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Recent Events, Industry Trends, and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. The worldwide coronavirus outbreak in early 2020, which was declared a pandemic by the World Health Organization in March 2020, the uncertainty regarding its impact, and various governmental actions taken to mitigate its impact have resulted in an unprecedented decline in demand for oil. In the midst of the ongoing pandemic, OPEC and other oil producing nations, including Russia (“OPEC+”), were initially unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of these events created the unprecedented dual impact of a massive decline in the demand for oil coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future. During the first half of the year, the posted price for West Texas Intermediate (“WTI”) oil decreased from a high of $63 per barrel in early January 2020 to a one-day low of $(37) per barrel in late April 2020, a level which had not been previously experienced, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. Since the end of April 2020 through the end of September 2020, the WTI price has averaged approximately $38 per barrel.
In response to lower oil prices, our customers have generally revised their capital budgets downward and adjusted their operations accordingly, which has caused a significant decline in demand for our products and services. These reductions were most evident in the Permian Basin where total completions declined approximately 57% in the second quarter of 2020 in comparison to the first quarter of 2020, followed by another decrease of approximately 28% in the third quarter of 2020 in comparison to the second quarter of 2020 per the Energy Information Administration. Additionally, between January 3, 2020 and September 30, 2020, the total U.S. rig count has declined by approximately 67% according to Baker Hughes. This overall decline in activity, coupled with downward pricing pressure, has led to a significant reduction in our revenue and profitability for the first nine months of the year. We expect these trends to continue through at least the remainder of the year and into 2021. Over the course of the third quarter of 2020, we did see sequential activity and revenue increases month over month, although revenue and activity levels remained lower than they were in April 2020. We currently expect the fourth quarter of 2020 to be better sequentially than the third quarter of 2020 from an activity and revenue perspective; however, as activity returns, we expect many competitors will seek to buy market share, driving down prices and offsetting much of the anticipated revenue increases.
While we cannot predict the length of time that market disruptions resulting from the coronavirus pandemic and efforts to mitigate its effects will continue, the ultimate impact on our business, or the pace or extent of any subsequent recovery, we expect the coronavirus pandemic and related effects to continue to have a material adverse impact on commodity prices and our business generally. We have experienced inefficiencies and logistical challenges surrounding stay-at-home orders and remote work arrangements, travel restrictions, and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. For additional information regarding risks relating to the coronavirus outbreak, see “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
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
In this challenging environment, we will nevertheless continue to focus on generating returns and cash flow. Due to our high level of variable costs and the asset-light make-up of our business, we were able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. These cost-cutting measures included salary reductions for key employees ranging from 10% to 15%, the suspension of the company match (which totaled $4.8 million in 2019) under our Nine Energy Service 401(k) Plan, and headcount reductions of 55% across the entire organization as of September 30, 2020 in comparison to December 31, 2019. In addition, we have revised our capital expenditure budget, excluding possible acquisitions, to between $10.0 million to $15.0 million for 2020 and deferred or eliminated certain capital projects, where necessary. During the first nine months of 2020, we incurred approximately $7.2 million of capital expenditures compared to $47.2 million for the first nine months of 2019.
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

Results of Operations
Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenues
Completion Solutions	$49,521	$186,252	$(136,731)
Production Solutions (1)	—	16,053	(16,053)
	$49,521	$202,305	$(152,784)
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$52,483	$152,679	$(100,196)
Production Solutions (1)	—	14,170	(14,170)
	$52,483	$166,849	$(114,366)
Adjusted gross profit (loss)
Completion Solutions	$(2,962)	$33,573	$(36,535)
Production Solutions (1)	—	1,883	(1,883)
	$(2,962)	$35,456	$(38,418)

General and administrative expenses	$10,701	$19,222	$(8,521)
Depreciation	7,763	12,196	(4,433)
Amortization of intangibles	4,091	4,609	(518)
Impairment of goodwill	—	—	—
(Gain) loss on revaluation of contingent liabilities	297	(5,771)	6,068
Loss on sale of subsidiaries	—	15,834	(15,834)
Gain on sale of property and equipment	(535)	(466)	(69)
Loss from operations	(25,279)	(10,168)	(15,111)
Non-operating (income) expenses	(6,740)	9,732	(16,472)
Loss before income taxes	(18,539)	(19,900)	1,361
Provision (benefit) for income taxes	(37)	727	(764)
Net loss	$(18,502)	$(20,627)	$2,125

(1)We sold the Production Solutions segment to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 13 – Segment Information included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Revenues
Revenues decreased $152.8 million, or 76%, to $49.5 million for the third quarter of 2020 which is primarily related to reduced activity and pricing pressure caused by poor market conditions, including an economic recession associated with the coronavirus pandemic, in comparison to the third quarter of 2019. We depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the third quarter of 2020, the average closing price was $40.89 per barrel of WTI, and the average closing price of natural gas was $2.00 per MMBtu. During the third quarter of 2019, the average closing price of WTI was $56.34 per barrel, and the average closing price of natural gas was $2.38 per MMBtu.
Additional information with respect to revenues by historical reportable segment is discussed below.
Completion Solutions: Revenue decreased $136.7 million, or 73%, to $49.5 million for the third quarter of 2020. The decrease was prevalent across all lines of service and was a direct reflection of pricing pressures caused by reasons described above. More specifically, wireline revenue decreased $45.7 million, or 78%, as total completed wireline stages decreased by 74%, in comparison to the third quarter of 2019. In addition, cementing revenue (including pump downs) decreased by $40.4 million, or 73%, as total cement job count decreased 66% in comparison to the third quarter of 2019, tools revenue decreased $26.8 million, or 66%, as completion tools stages decreased by 56% in comparison to the third quarter of 2019, and coiled tubing revenue decreased by $23.8 million, or 77%, as total days worked decreased by 66% in comparison to the third quarter of 2019.
Production Solutions: Revenue decreased $16.1 million, or 100%, for the third quarter of 2020 as the Production Solutions segment was sold on August 30, 2019.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $114.4 million, or 69%, to $52.5 million for the third quarter of 2020, which is primarily related to reduced activity and pricing pressure caused by poor market conditions, including an economic recession associated with the coronavirus pandemic, in comparison to the third quarter of 2019.
Additional information with respect to cost of revenues by historical reportable segment is discussed below.
Completion Solutions: Cost of revenues decreased $100.2 million, or 66%, to $52.5 million for the third quarter of 2020. The decrease in comparison to the third quarter of 2019 was prevalent across all lines of service and was a direct reflection of reasons described above. More specifically, the decrease was primarily related to a $56.3 million decrease in materials installed and consumed while performing services, a $33.4 million decrease in employee costs, a $10.8 million decrease in other costs such as repair and maintenance, vehicle, travel, meals and entertainment, and office expenses, and a $1.4 million decrease in cost of revenue type restructuring charges primarily associated with the third quarter of 2019 wind-down of our wireline services in Canada that did not recur in the third quarter of 2020. The overall decrease in cost of revenues was partially offset by a $1.1 million increase in non-cash facility lease costs and a $0.6 million increase in bad debt expense between periods.
Production Solutions: Cost of revenues decreased $14.2 million, or 100%, for the third quarter of 2020 as the Production Solutions segment was sold on August 30, 2019.
Adjusted Gross Profit (Loss)
Completion Solutions: Adjusted gross profit decreased $36.5 million to a $3.0 million loss for the third quarter of 2020 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit decreased $1.9 million to $0.0 million for the third quarter of 2020 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $8.5 million to $10.7 million for the third quarter of 2020. The decrease in comparison to the third quarter of 2019 was primarily related to a $5.6 million decrease in employee costs due mainly to headcount reductions across the organization. The overall decrease was also partly attributed to a $1.4 million reduction in general and administrative restructuring charges primarily associated with the third quarter of 2019 wind-down of our wireline services in Canada that did not recur in the third quarter of 2020. In addition, the overall decrease was partly attributed to a $1.0 million reduction in transaction and integration costs associated with the Magnum Acquisition and a $0.5 million decrease in other general and administrative expenses such as professional fees, marketing, and travel expenses between periods.
Depreciation
Depreciation expense decreased $4.4 million to $7.8 million for the third quarter of 2020. The decrease in comparison to the third quarter of 2019 was primarily related to a $2.7 million reduction in depreciation expense associated with our coiled tubing business mainly due to the property and equipment charge recorded in the fourth quarter of 2019, coupled with a $1.2 million reduction in depreciation expense in the Production Solutions segment, which was sold on August 30, 2019, and a $0.5 million reduction in depreciation expense in other lines of service within our Completion Solutions segment due to a decrease in capital expenditures between periods.
Amortization of Intangibles
Amortization of intangibles decreased $0.5 million to $4.1 million for the third quarter of 2020, primarily due to a $0.3 million decrease in amortization associated with certain non-compete agreements that were fully amortized in 2019, coupled with a $0.2 million decrease in amortization associated with our coiled tubing business mainly due to the intangible asset impairment charge recorded in the fourth quarter of 2019.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a $0.3 million loss on the revaluation of contingent liabilities for the third quarter of 2020 compared to a $5.8 million gain on the revaluation of contingent liabilities for the third quarter of 2019. The $6.1 million change was primarily related to a $6.0 million gain on the revaluation of the Magnum Earnout (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q) in the third quarter of 2019 that did not recur in the third quarter of 2020. The Magnum Earnout was terminated in the second quarter of 2020.
Non-Operating (Income) Expenses
We recorded $6.7 million in non-operating income for the third quarter of 2020 compared to $9.7 million in non-operating expenses for the third quarter of 2019. The $16.4 million change was primarily related to a $15.8 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined in “Liquidity and Capital Resources”) in the third quarter of 2020 that did not occur in the third quarter of 2019. The change is also partly attributed to a $0.7 million reduction in interest expense and a $0.1 million increase in interest income between periods.
Provision (Benefit) for Income Taxes
We recorded less than a $0.1 million income tax benefit for the third quarter of 2020 compared to a $0.7 million income tax provision for the third quarter of 2019. The $0.8 million decrease in the income tax provision was primarily driven by our valuation allowance position and fluctuations in income between periods.
Adjusted EBITDA
Adjusted EBITDA decreased $35.4 million to a loss of $11.1 million for the third quarter of 2020. The Adjusted EBITDA decrease was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenues
Completion Solutions	$248,880	$611,255	$(362,375)
Production Solutions (1)	—	58,272	(58,272)
	$248,880	$669,527	$(420,647)
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Completion Solutions	$235,194	$480,140	$(244,946)
Production Solutions (1)	—	49,854	(49,854)
	$235,194	$529,994	$(294,800)
Adjusted gross profit
Completion Solutions	$13,686	$131,115	$(117,429)
Production Solutions (1)	—	8,418	(8,418)
	$13,686	$139,533	$(125,847)

General and administrative expenses	$38,380	$60,979	$(22,599)
Depreciation	24,753	39,572	(14,819)
Amortization of intangibles	12,376	13,925	(1,549)
Impairment of goodwill	296,196	—	296,196
(Gain) loss on revaluation of contingent liabilities	781	(20,701)	21,482
Loss on sale of subsidiaries	—	15,834	(15,834)
Gain on sale of property and equipment	(2,900)	(799)	(2,101)
Income (loss) from operations	(355,900)	30,723	(386,623)
Non-operating (income) expenses	(9,979)	29,501	(39,480)
Income (loss) before income taxes	(345,921)	1,222	(347,143)
Benefit for income taxes	(2,348)	(1,548)	(800)
Net income (loss)	$(343,573)	$2,770	$(346,343)
(1)We sold the Production Solutions segment to Brigade on August 30, 2019. For additional information on the Production Solutions divestiture, see Note 13 – Segment Information included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Revenues
Revenues decreased $420.6 million, or 63%, to $248.9 million for the first nine months of 2020 which is primarily related to reduced activity and pricing pressure caused by rapidly deteriorating market conditions, including an economic recession associated with the coronavirus pandemic, as well as international pricing and production disputes, in comparison to the first nine months of 2019. We depend, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies onshore in North America. In turn, activity and capital spending are strongly influenced by current and expected oil and natural gas prices. During the first nine months of 2020, the average closing price was $38.04 per barrel of WTI, and the average closing price of natural gas was $1.87 per MMBtu. During the first nine months of 2019, the average closing price of WTI was $57.04 per barrel, and the average closing price of natural gas was $2.62 per MMBtu.
Additional information with respect to revenues by historical reportable segment is discussed below.
Completion Solutions: Revenue decreased $362.4 million, or 59%, to $248.9 million for the first nine months of 2020. The decrease was prevalent across all lines of service and was a direct reflection of pricing pressures caused by reasons described above. More specifically, wireline revenue decreased $118.7 million, or 64%, as total completed wireline stages decreased by 58% in comparison to the first nine months of 2019. In addition, tools revenue decreased $89.3 million, or 59%, as completion tools stages decreased by 49% in comparison to the first nine months of 2019, cementing revenue (including pump downs) decreased by $81.4 million, or 49%, as our total cement job count decreased 45% in comparison to the first nine months of 2019, and coiled tubing revenue decreased $73.0 million, or 67%, as total days worked decreased by 57% in comparison to the first nine months of 2019.
Production Solutions: Revenue decreased $58.3 million, or 100%, for the first nine months of 2020 as the Production Solutions segment was sold on August 30, 2019.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $294.8 million, or 56%, to $235.2 million for the first nine months of 2020, which is primarily related to reduced activity and pricing pressure caused by rapidly deteriorating market conditions, including an economic recession associated with the coronavirus pandemic, as well as international pricing and production disputes, in comparison to the first nine months of 2019.
Additional information with respect to cost of revenues by historical reportable segment is discussed below.
Completion Solutions: Cost of revenues decreased $244.9 million, or 51%, to $235.2 million for the first nine months of 2020. The decrease in comparison to the first nine months of 2019 was prevalent across all lines of service and was a direct reflection of reasons described above. More specifically, the decrease was primarily related to a $144.9 million decrease in materials installed and consumed while performing services, a $76.6 million decrease in employee costs, a $24.2 million decrease in other costs such as repair and maintenance, vehicle, travel, meals and entertainment, and office expenses, and a $3.2 million decrease in transaction and integration costs associated with the Magnum Acquisition. The overall decrease in cost of revenues was partially offset by a $2.0 million increase in bad debt expense, a $1.1 million increase in non-cash facility lease costs, and a $0.9 million increase in cost of revenue type restructuring costs between periods.
Production Solutions: Cost of revenues decreased $49.9 million, or 100%, for the first nine months of 2020 as the Production Solutions segment was sold on August 30, 2019.
Adjusted Gross Profit (Loss)
Completion Solutions: Adjusted gross profit decreased $117.4 million to $13.7 million for the first nine months of 2020 due to the factors described above under “Revenues” and “Cost of Revenues.”
Production Solutions: Adjusted gross profit decreased $8.4 million to $0.0 million for the first nine months of 2020 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $22.6 million to $38.4 million for the first nine months of 2020. The decrease in comparison to the first nine months of 2019 was primarily related to a $14.5 million decrease in employee costs due mainly to headcount reductions across the organization. The overall decrease was also partly attributed to a $5.5 million decrease in transaction and integration costs associated with the Magnum Acquisition and a $3.3 million decrease in other costs such as professional fees, marketing, and travel expenses, as well as expenses associated with the recently sold Production Solutions segment. The overall decrease in general and administrative expenses was partially offset by a $0.7 million increase in severance and other general and administrative type restructuring costs between periods.
Depreciation
Depreciation expense decreased $14.8 million to $24.8 million for the first nine months of 2020. The decrease in comparison to the first nine months of 2019 was primarily related to a $7.4 million reduction in depreciation expense associated with our coiled tubing business mainly due to the property and equipment charge recorded in the fourth quarter of 2019, coupled with a $5.0 million reduction in depreciation expense in the Production Solutions segment, which was sold on August 30, 2019, and a $2.4 million reduction in depreciation expense in other lines of service within our Completion Solutions segment due to a decrease in capital expenditures between periods.
Amortization of Intangibles
Amortization of intangibles decreased $1.5 million to $12.4 million for the first nine months of 2020, primarily due to a $0.8 million decrease in amortization associated with certain non-compete agreements that were fully amortized in 2019, coupled with a $0.7 million decrease in amortization associated with our coiled tubing business mainly due to the intangible asset impairment charge recorded in the fourth quarter of 2019.
Impairment of Goodwill
We recorded goodwill impairment charges of $296.2 million for the first nine months of 2020 in our tools, cementing, and wireline reporting units due to sharp declines in global crude oil demand and an economic recession associated with the coronavirus pandemic, as well as, sharp declines in oil and natural gas prices associated with international pricing and production disputes. No goodwill impairment charges were recorded for the first nine months of 2019.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a $0.8 million loss on the revaluation of contingent liabilities for the first nine months of 2020 compared to a $20.7 million gain on the revaluation of contingent liabilities for the first nine months of 2019. The $21.5 million change was primarily related to an $0.8 million loss on the revaluation of the Magnum Earnout (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q) for the first nine months of 2020 compared to a $21.4 million gain on the revaluation of the Magnum Earnout for the first nine months of 2019. The Magnum Earnout was terminated in the second quarter of 2020. The change was partially offset by a $0.7 million loss on the revaluation of the earnout associated with our acquisition of Frac Technology AS for the first nine months of 2019 that did not recur for the first nine months of 2020.
Non-Operating (Income) Expenses
We recorded $10.0 million in non-operating income for the first nine months of 2020 compared to $29.5 million in non-operating expenses for the first nine months of 2019. The $39.5 million change was primarily related to a $37.5 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined in “Liquidity and Capital Resources”) in the first nine months of 2020 that did not occur in the first nine months of 2019. The change is also partly attributed to a $1.8 million reduction in interest expense and a $0.2 million increase in interest income between periods.
Provision (Benefit) for Income Taxes
We recorded a $2.3 million income tax benefit for the first nine months of 2020 compared to an income tax benefit of $1.5 million for the first nine months of 2019. The $0.8 million increase in the income tax benefit was primarily driven by our valuation allowance position and fluctuations in income between periods.
Adjusted EBITDA
Adjusted EBITDA decreased $113.3 million to a loss of $11.9 million for the first nine months of 2020. The Adjusted EBITDA decrease was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define EBITDA as net income (loss) before interest, taxes, depreciation, and amortization.
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
Management believes EBITDA and Adjusted EBITDA are useful because they allow us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at these measures because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. These measures should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) or as an indicator of our operating performance. Certain items excluded from these measures are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of these measures. Our computations of these measures may not be comparable to other similarly titled measures of other companies. We believe that these are widely followed measures of operating performance.

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
EBITDA reconciliation:
Net income (loss)	$(18,502)	$(20,627)	$(343,573)	$2,770
Interest expense	9,130	9,843	28,144	29,940
Interest income	(43)	(111)	(593)	(439)
Provision (benefit) for income taxes	(37)	727	(2,348)	(1,548)
Depreciation	7,763	12,196	24,753	39,572
Amortization of intangibles	4,091	4,609	12,376	13,925
EBITDA	$2,402	$6,637	$(281,241)	$84,220

Adjusted EBITDA reconciliation:
EBITDA	$2,402	$6,637	$(281,241)	$84,220
Impairment of goodwill	—	—	296,196	—
Transaction and integration costs	—	1,418	146	8,864
(Gain) loss on revaluation of contingent liabilities (1)	297	(5,771)	781	(20,701)
Gain on extinguishment of debt	(15,798)	—	(37,501)	—
Loss on sale of subsidiaries	—	15,834	—	15,834
Restructuring charges	459	3,263	4,882	3,263
Stock-based compensation expense	2,020	3,286	7,717	10,553
Gain on sale of property and equipment	(535)	(466)	(2,900)	(799)
Legal fees and settlements (2)	15	22	39	165
Adjusted EBITDA	$(11,140)	$24,223	$(11,881)	$101,399
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

The following table provides an explanation of our calculation of ROIC for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(18,502)	$(20,627)	$(343,573)	$2,770
Add back:
Impairment of goodwill	—	—	296,196	—
Transaction and integration costs	—	1,418	146	8,864
Interest expense	9,130	9,843	28,144	29,940
Interest income	(43)	(111)	(593)	(439)
Restructuring charges	459	3,263	4,882	3,263
Loss on sale of subsidiaries	—	15,834	—	15,834
Gain on extinguishment of debt	(15,798)	—	(37,501)	—
Provision (benefit) for deferred income taxes	—	143	(1,588)	(2,876)
After-tax net operating profit (loss)	$(24,754)	$9,763	$(53,887)	$57,356
Total capital as of prior period-end:
Total stockholders’ equity	$69,950	$624,309	$389,877	$594,823
Total debt	372,584	400,000	400,000	435,000
Less cash and cash equivalents	(88,678)	(16,886)	(92,989)	(63,615)
Total capital as of prior period-end	$353,856	$1,007,423	$696,888	$966,208
Total capital as of period-end:
Total stockholders’ equity	$53,599	$606,779	$53,599	$606,779
Total debt	349,418	400,000	349,418	400,000
Less cash and cash equivalents	(80,338)	(93,321)	(80,338)	(93,321)
Total capital as of period-end	$322,679	$913,458	$322,679	$913,458
Average total capital	$338,268	$960,441	$509,784	$939,833
ROIC	(29.3)%	4.1%	(14.1)%	8.1%

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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Calculation of gross profit (loss)
Revenues	$49,521	$202,305	$248,880	$669,527
Cost of revenues (exclusive of depreciation and amortization shown separately below)	52,483	166,849	235,194	529,994
Depreciation (related to cost of revenues)	7,219	11,994	23,020	38,916
Amortization of intangibles	4,091	4,609	12,376	13,925
Gross profit (loss)	$(14,272)	$18,853	$(21,710)	$86,692
Adjusted gross profit (loss) reconciliation:
Gross profit (loss)	$(14,272)	$18,853	$(21,710)	$86,692
Depreciation (related to cost of revenues)	7,219	11,994	23,020	38,916
Amortization of intangibles	4,091	4,609	12,376	13,925
Adjusted gross profit (loss)	$(2,962)	$35,456	$13,686	$139,533
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operating activities and, if needed, external borrowings. Our principal uses of cash are to fund capital expenditures and acquisitions, to service our outstanding debt, and to fund our working capital requirements. We may also, from time to time, make open market debt repurchases (including our Senior Notes as defined and described below) when it is opportunistic to do to manage our debt maturity profile. In 2018, we issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “Senior Notes”) to, together with cash on hand and borrowings under the 2018 ABL Credit Facility (as defined and described below), fund the Magnum Acquisition as well as fully repay and terminate the term loan borrowings and the outstanding revolving credit commitments under our prior credit facility. For additional information regarding the Senior Notes, see “Senior Notes” below. In the third quarter of 2019, we divested the Production Solutions segment for approximately $17.1 million in cash. We used such proceeds to support working capital requirements and fund a portion of our 2020 capital expenditures.
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
At September 30, 2020, we had $80.3 million of cash and cash equivalents and $39.5 million of availability under the 2018 ABL Credit Facility (as defined below), which resulted in a total liquidity position of $119.8 million. In response to rapidly deteriorating market conditions driven in large part by the coronavirus pandemic and international pricing and production disputes, we have implemented certain cost-cutting measures across the organization to continue to maintain our current liquidity position. Based on our current forecasts, we believe that, cash on hand, together with cash flow from operations, and borrowings under the 2018 ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts. Furthermore, depending on our financial performance and the ever-changing market, we may implement additional cost-cutting measures, as necessary, to continue to meet our liquidity and capital resource needs for at least the next twelve months from the issuance date of our condensed consolidated financial statements. We can make no assurance regarding our ability to successfully implement such measures, or whether such measures would be sufficient to mitigate a decline in our financial performance.

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
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at September 30, 2020.
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
We repurchased approximately $23.1 million and $52.8 million of Senior Notes at a repurchase price of approximately $7.0 million and $14.4 million in cash for the three and nine months ended September 30, 2020, respectively. Deferred financing costs associated with these transactions were $0.4 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. As a result, for the three and nine months ended September 30, 2020, we recorded a $15.8 million gain and a $37.5 million gain, respectively, on the extinguishment of debt.
Subsequent to September 30, 2020, we repurchased an additional $0.5 million of the Senior Notes for a repurchase price of approximately $0.2 million in cash.
Unamortized deferred financing costs associated with the Senior Notes were $5.5 million and $7.9 million at September 30, 2020 and December 31, 2019, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2020.
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
At September 30, 2020, our availability under the 2018 ABL Credit Facility was approximately $39.5 million, net of outstanding letters of credit of $0.4 million.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating activities	$4,640	$86,808
Investing activities	(550)	(19,593)
Financing activities	(16,637)	(37,546)
Impact of foreign exchange rate on cash	(104)	37
Net change in cash and cash equivalents	$(12,651)	$29,706
 Operating Activities
Net cash provided by operating activities was $4.6 million for the first nine months of 2020 compared to $86.8 million in net cash provided by operating activities for the first nine months of 2019. The $82.2 million decrease in net cash provided by operating activities was primarily a result of a $102.8 million decrease in cash flow provided by operations, adjusted for any non-cash items, primarily due to a decrease in revenue for the first nine months of 2020 compared to the first nine months of 2019. The overall decrease in net cash provided by operating activities was partially offset by an increase of $20.6 million in cash collections and other changes in working capital which provided an increased source of cash flow for the first nine months of 2020 in comparison to the first nine months of 2019.
Investing Activities
Net cash used in investing activities was $0.6 million for the first nine months of 2020 compared to $19.6 million in net cash used in investing activities for the first nine months of 2019. The $19.0 million decrease in net cash used in investing activities was primarily related to a decrease of $41.8 million in cash purchases of property and equipment for the first nine months of 2020 in comparison to the first nine months of 2019. The overall decrease was also partly due to an increase in proceeds from sales of property and equipment (including insurance) of $3.1 million in the first nine months of 2020 compared to the first nine months of 2019. The overall decrease in net cash used in investing activities was partially offset by $17.2 million in proceeds from the sale of subsidiaries and $7.6 million in proceeds from notes receivable payments, which were received in the first nine months of 2019 but did not recur in the first nine months of 2020.
Financing Activities
Net cash used in financing activities was $16.6 million for the first nine months of 2020 compared to $37.5 million in net cash flow used in financing activities for the first nine months of 2019. The $20.9 million decrease in net cash used in financing activities was primarily related to $45.0 million in payments on the 2018 ABL Credit Facility in the first nine months of 2019 that did not recur in the first nine months of 2020. The overall decrease was also partly due to a decrease of $1.5 million in cash used for the vesting of restricted stock in the first nine months of 2020 compared to net cash used in the first nine months of 2019. The overall decrease in net cash used in financing activities was partially offset by $14.4 million of purchases of the Senior Notes in the first nine months of 2020 that did not occur in the first nine months of 2019, coupled with $10.0 million in proceeds from the 2018 ABL Credit Facility in the first nine months of 2019 that did not recur in the first nine months of 2020 as well as an additional $1.1 million in payments of contingent liabilities in the first nine months of 2020 in comparison to the first nine months of 2019.
Contractual Obligations
Our contractual obligations at September 30, 2020 did not change materially, outside the normal course of business, from those disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements
At September 30, 2020, we had letters of credit of $0.4 million, which represented off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. As of September 30, 2020, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letters of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to the material weakness in internal control over financial reporting described below.
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
Previously Completed Remediation Actions
•Replaced the less sophisticated accounting systems used by the majority of our newly acquired subsidiaries with the enterprise resource planning system used by the majority of our existing subsidiaries.
•Hired additional resources, including an experienced Internal Audit Director to lead our internal audit department, with responsibility for direction and oversight of all internal audit functions.
•Substantially completed a comprehensive risk assessment of the design of internal controls, including the implementation of new internal controls as needed to ensure the segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions.
•Designed and implemented a monitoring control that captures key roles and responsibilities within our enterprise resource planning system with consideration of mitigating business process controls designed to reduce the risk of material misstatement related to inadequate segregation of certain accounting duties related to journal entries, account reconciliations, and other accounting functions. Our management continues to assess the effectiveness of this control.

•Instituted additional training programs for appropriate personnel regarding the application of our enterprise resource planning system.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except as set forth in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
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

Nine Energy Service, Inc.

Date:	November 5, 2020	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)