Form 10-Q
period 2021-03-31
Nine Energy Service, Inc.
filed 2021-05-06
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 3, 2021 was 31,358,497.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors, some of which are beyond our control, include the following:
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$52,982	$68,864
Accounts receivable, net	48,139	41,235
Income taxes receivable	1,142	1,392
Inventories, net	38,759	38,402
Prepaid expenses and other current assets	13,115	16,270
Total current assets	154,137	166,163
Property and equipment, net	96,530	102,429
Operating lease right of use assets, net	35,186	36,360
Finance lease right of use assets, net	1,716	1,816
Intangible assets, net	128,432	132,524
Other long-term assets	3,048	3,308
Total assets	$419,049	$442,600
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,385	$18,140
Accrued expenses	24,547	17,139
Current portion of long-term debt	844	844
Current portion of operating lease obligations	5,897	6,200
Current portion of finance lease obligations	1,118	1,092
Total current liabilities	53,791	43,415
Long-term liabilities
Long-term debt	316,910	342,714
Long-term operating lease obligations	30,948	32,295
Long-term finance lease obligations	819	1,109
Other long-term liabilities	2,498	2,658
Total liabilities	404,966	422,191
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $0.01 par value; 31,517,982 and 31,557,809 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	315	316
Additional paid-in capital	770,309	768,429
Accumulated other comprehensive loss	(4,460)	(4,501)
Accumulated deficit	(752,081)	(743,835)
Total stockholders’ equity	14,083	20,409
Total liabilities and stockholders’ equity	$419,049	$442,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Service	$46,617	$114,401
Product	20,009	32,223
	66,626	146,624
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	45,229	99,198
Product	17,054	26,810
General and administrative expenses	10,224	16,395
Depreciation	7,789	8,541
Amortization of intangibles	4,092	4,169
Impairment of goodwill	—	296,196
Gain on revaluation of contingent liabilities	(190)	(426)
Gain on sale of property and equipment	(273)	(575)
Loss from operations	(17,299)	(303,684)
Interest expense	8,585	9,828
Interest income	(13)	(371)
Gain on extinguishment of debt	(17,618)	(10,116)
Other income	(34)	—
Loss before income taxes	(8,219)	(303,025)
Provision (benefit) for income taxes	27	(2,125)
Net loss	$(8,246)	$(300,900)
Loss per share
Basic	$(0.28)	$(10.22)
Diluted	$(0.28)	$(10.22)
Weighted average shares outstanding
Basic	29,878,426	29,430,475
Diluted	29,878,426	29,430,475
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$41	$(603)
Total other comprehensive income (loss), net of tax	41	(603)
Total comprehensive loss	$(8,205)	$(301,503)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	31,557,809	$316	$768,429	$(4,501)	$(743,835)	$20,409
Issuance of common stock under stock compensation plan, net of forfeitures	(2,488)	—	—	—	—	—
Stock-based compensation expense	—	—	2,010	—	—	2,010
Vesting of restricted stock	(37,339)	(1)	(130)	—	—	(131)
Other comprehensive income	—	—	—	41	—	41
Net loss	—	—	—	—	(8,246)	(8,246)
Balance, March 31, 2021	31,517,982	$315	$770,309	$(4,460)	$(752,081)	$14,083

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2019	30,555,677	$306	$758,853	$(4,467)	$(364,815)	$389,877
Issuance of common stock under stock compensation plan, net of forfeitures	(49,009)	(1)	1	—	—	—
Stock-based compensation expense	—	—	3,592	—	—	3,592
Vesting of restricted stock	(99,674)	(1)	(114)	—	—	(115)
Other comprehensive loss	—	—	—	(603)	—	(603)
Net loss	—	—	—	—	(300,900)	(300,900)
Balance, March 31, 2020	30,406,994	$304	$762,332	$(5,070)	$(665,715)	$91,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(8,246)	$(300,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	7,789	8,541
Amortization of intangibles	4,092	4,169
Amortization of operating leases	2,041	—
Amortization of deferred financing costs	676	745
Provision (benefit) for doubtful accounts	34	(288)
Benefit for deferred income taxes	—	(1,588)
Provision for inventory obsolescence	906	271
Stock-based compensation expense	2,010	3,592
Impairment of goodwill	—	296,196
Gain on extinguishment of debt	(17,618)	(10,116)
Gain on sale of property and equipment	(273)	(575)
Gain on revaluation of contingent liabilities	(190)	(426)
Changes in operating assets and liabilities
Accounts receivable, net	(6,921)	4,458
Inventories, net	(1,247)	(2,651)
Prepaid expenses and other current assets	2,412	2,409
Accounts payable and accrued expenses	11,136	(3,213)
Income taxes receivable/payable	250	(150)
Other assets and liabilities	(2,094)	271
Net cash provided by (used in) operating activities	(5,243)	745
Cash flows from investing activities
Proceeds from sales of property and equipment	843	892
Proceeds from property and equipment casualty losses	—	428
Purchases of property and equipment	(2,428)	(785)
Net cash provided by (used in) investing activities	(1,585)	535
Cash flows from financing activities
Purchases of Senior Notes	(8,355)	(3,455)
Payments on Magnum Promissory Notes	(281)	—
Payments on finance leases	(264)	(240)
Payments of contingent liability	(30)	(98)
Vesting of restricted stock	(131)	(115)
Net cash used in financing activities	(9,061)	(3,908)
Impact of foreign currency exchange on cash	7	(245)
Net decrease in cash and cash equivalents	(15,882)	(2,873)
Cash and cash equivalents
Cash and cash equivalents beginning of period	68,864	92,989
Cash and cash equivalents end of period	$52,982	$90,116

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,240	$748
Cash refunded for income taxes	$224	$577
Cash paid for operating leases	$2,099	$—
Right of use assets obtained in exchange for operating lease obligations	$410	$—
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$198	$648
Receivable from property and equipment sale (including insurance)	$2,479	$5,454

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
The Company’s chief operating decision maker, which is its Chief Executive Officer, and its board of directors allocate resources and assess performance based on financial information presented at a consolidated level. Accordingly, the Company determined that it operates as one reportable segment.
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
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2021, and its results of operations for the three months ended March 31, 2021, and 2020, and cash flows for the three months ended March 31, 2021, and 2020. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Nine and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Such estimates include fair value assumptions used in analyzing goodwill, definite and indefinite-lived intangible assets, and property and equipment for possible impairment, useful lives used in depreciation and amortization expense, stock-based compensation fair value, estimated realizable value on excess and obsolete inventories, deferred taxes and income tax contingencies, and losses on accounts receivable. It is at least reasonably possible that the estimates used will change within the next year.
3. New Accounting Standards
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The adoption of this standard does not have a material impact on the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public businesses for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect the standard to have a material impact on its condensed consolidated financial statements.
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

4. Revenues
Disaggregation of Revenue
Disaggregated revenue for the three months ended March 31, 2021 and 2020, respectively, was as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in thousands)	(in thousands)
Cement	$22,922	$48,637
Tools	20,009	32,223
Wireline	12,752	45,033
Coiled tubing	10,943	20,731
Total revenues	$66,626	$146,624

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in thousands)	(in thousands)
Service(1)	$46,617	$114,401
Product(1)	20,009	32,223
Total revenues	$66,626	$146,624
(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At March 31, 2021 and December 31, 2020, the amount of remaining performance obligations was not material.
Contract Balances
At March 31, 2021 and December 31, 2020, contract assets and contract liabilities were not material.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $12.6 million and $13.3 million at March 31, 2021 and December 31, 2020, respectively.
Inventories, net as of March 31, 2021 and December 31, 2020 were comprised of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$31,178	$33,361
Work in progress	219	367
Finished goods	19,932	17,952
Inventories	51,329	51,680
Reserve for obsolescence	(12,570)	(13,278)
Inventories, net	$38,759	$38,402

6. Intangible Assets and Goodwill
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(39,896)	$23,374	5.4
Non-compete agreements	6,500	(5,466)	1,034	2.6
Technology	125,110	(22,086)	103,024	12.4
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(67,448)	$128,432

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(38,084)	$25,186	5.5
Non-compete agreements	6,500	(5,366)	1,134	2.8
Technology	125,110	(19,906)	105,204	12.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(63,356)	$132,524
Amortization of intangibles expense was $4.1 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2021	$12,024
2022	13,463
2023	11,516
2024	11,183
2025	11,183
2026	11,082
Thereafter	56,981
Total	$127,432
Q1 2020 Goodwill Impairment
With a significant reduction in exploration and production capital budgets and activity, primarily driven by sharp declines in global crude oil demand and an economic recession associated with the coronavirus pandemic, as well as sharp declines in oil and natural gas prices, the outlook for expected future cash flows associated with the Company’s reporting units decreased dramatically in the first quarter of 2020.
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
7. Accrued Expenses
Accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued interest	$11,931	$5,313
Accrued compensation and benefits	6,798	5,430
Other accrued expenses	5,818	6,396
Accrued expenses	$24,547	$17,139
8. Debt Obligations
The Company’s debt obligations as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Senior Notes	$320,343	$346,668
Magnum Promissory Notes	1,688	1,969
Total debt before deferred financing costs	$322,031	$348,637
Deferred financing costs	(4,277)	(5,079)
Total debt	$317,754	$343,558
Less: Current portion of long-term debt	(844)	(844)
Long-term debt	$316,910	$342,714
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at March 31, 2021.
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
Unamortized deferred financing costs associated with the Senior Notes were $4.3 million and $5.1 million at March 31, 2021 and December 31, 2020, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.

Extinguishment of Debt
The Company repurchased approximately $26.3 million and $13.8 million of Senior Notes at a repurchase price of approximately $8.4 million and $3.5 million in cash during the three months ended March 31, 2021 and 2020, respectively. Deferred financing costs associated with these transactions were $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. As a result, for the three months ended March 31, 2021 and 2020, the Company recorded a $17.6 million gain and a $10.1 million gain, respectively, on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2021 and March 31, 2020.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2021.
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
At March 31, 2021, the Company’s availability under the 2018 ABL Credit Facility was approximately $45.8 million, net of outstanding letters of credit of $0.5 million. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under its 2018 ABL Credit Facility.
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto (the “Magnum Purchase Agreement Amendment”), the Company issued promissory notes with an aggregated principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of

Magnum. The Magnum Promissory Notes bear interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes are paid in equal quarterly installments which began January 1, 2021. The entire unpaid principal amount will be due and payable on the maturity date, which is the earlier of October 1, 2022 or the business day after the date on which the Company sells, transfers or otherwise disposes of the “E-Set” tools business to an unaffiliated third party, unless such sale, transfer or disposition is made, directly or indirectly, as part of the sale, transfer or disposition of the Dissolvable Plugs Business or due to the occurrence of a Change of Control Event (each as defined in the Magnum Purchase Agreement).
For additional information regarding the termination of the Magnum Earnout, see Note 10 – Commitments and Contingencies.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Senior Notes	$112,120	$156,001
Magnum Promissory Notes	$1,688	$1,969
The fair value of the Senior Notes, 2018 ABL Credit Facility, and the Magnum Promissory Notes is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes is established based on observable inputs in less active markets. The fair value of the Magnum Promissory Notes approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million for both the three months ended March 31, 2021 and 2020, respectively. The Company also purchased $0.2 million and $0.1 million of equipment during the three months ended March 31, 2021 and 2020, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.1 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with this office space, net of sub-leasing income, was $0.3 million for both the three months ended March 31, 2021 and 2020, respectively. There were net outstanding payables due to this entity of $0.1 million at both March 31, 2021 and December 31, 2020, respectively. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At March 31, 2021 and December 31, 2020, the outstanding principal balance payable to Mr. Frazier was $1.6 million and $1.9 million, respectively. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
The Company purchases cable for its wireline trucks from an entity owned by Forum Energy Technologies (“Forum”). Two of the Company’s directors serve as directors of Forum. The Company was billed $0.1 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. There were outstanding payables due to this entity of $0.1 million at December 31, 2020. The Company purchases coiled tubing string from another entity owned by Forum. The Company was billed $1.5 million and $1.9 million for coiled tubing string for the three months ended March 31, 2021 and 2020, respectively. There were outstanding payables due to this entity of $1.0 million and $0.9 million at March 31, 2021 and December 31, 2020, respectively.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.3 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. There were outstanding payables due to Select of $0.2 million at both March 31, 2021 and December 31, 2020, respectively.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 equal monthly installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $2.6 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively.
On June 5, 2019, Ann G. Fox, President and Chief Executive Officer and a director of the Company, was elected as a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.0 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. There were outstanding receivables due from Devon of $0.4 million at both March 31, 2021 and December 31, 2020, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $0.9 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company’s contingent liabilities (Level 3) at March 31, 2021 and 2020 were as follows:

Frac Tech
(in thousands)
Balance at December 31, 2020	$604
Revaluation adjustments	(190)
Payments	(30)
Balance at March 31, 2021	$384

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2019	$2,609	$1,359	$3,968
Revaluation adjustments	141	(567)	(426)
Payments	—	(98)	(98)
Balance at March 31, 2020	$2,750	$694	$3,444

The contingent consideration related to the contingent liabilities is reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.1 million and $0.2 million reported in “Accrued expenses” at March 31, 2021 and December 31, 2020, respectively and $0.3 million and $0.4 million reported in “Other long-term liabilities” at March 31, 2021 and December 31, 2020, respectively, in the Company’s Condensed Consolidated Balance Sheets. Revaluation adjustments resulting in a $0.2 million gain and a $0.4 million gain for the three months ended March 31, 2021 and March 31, 2020, respectively, are included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
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

11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except percentages)
Provision (benefit) for income taxes	$27	$(2,125)
Effective tax rate	(0.3)%	0.7%

The Company recorded an income tax provision of less than $0.1 million for the first quarter of 2021, compared to an income tax benefit of $2.1 million for the first quarter of 2020. The difference in tax position is primarily a result of the discrete tax impact from the Coronavirus Aid, Relief, and Economic Security Act and the goodwill impairment recorded during the first quarter of 2020.
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

Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(8,246)	29,878,426	$(0.28)	$(300,900)	29,430,475	$(10.22)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(8,246)	29,878,426	$(0.28)	$(300,900)	29,430,475	$(10.22)
The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three months ended March 31, 2021 and 2020 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2021	2020
Three months ended March 31,	1,033,743	119,075

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2021, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those discussed in any forward-looking statement because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine” “we,” “us,” and “our”) is a leading North American onshore completion services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in the United States (the “U.S.”), as well as within Canada and abroad to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
We provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including those that provide pinpoint frac sleeve system technologies as well as a portfolio of completion technologies used for completing the toe stage of a horizontal well and fully-composite, dissolvable, and extended range frac plugs to isolate stages during plug-and-perf operations, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns and isolating tools to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool in lengths of up to 30,000 feet and which provides a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.
How We Generate Revenue and the Costs of Conducting Our Business
We generate our revenues by providing completion services to E&P customers across all major onshore basins in the U.S., as well as within Canada and abroad. We primarily earn our revenues pursuant to work orders entered into with our customers on a job-by-job basis. We typically enter into a Master Service Agreement (“MSA”) with each customer that provides a framework of general terms and conditions of our services that will govern any future transactions or jobs awarded to us. Each specific job is obtained through competitive bidding or as a result of negotiations with customers. The rate we charge is determined by location, complexity of the job, operating conditions, duration of the contract, and market conditions. In addition to MSAs, we have entered into a select number of longer-term contracts with certain customers relating to our wireline and cementing services, and we may enter into similar contracts from time to time to the extent beneficial to the operation of our business. These longer-term contracts address pricing and other details concerning our services, but each job is performed on a standalone basis.
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
•Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) before interest, taxes, and depreciation and amortization, further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.
•Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss (gain) on the sale of subsidiaries, (vi) loss (gain) on extinguishment of debt, and (vii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.
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
Recent Events, Industry Trends, and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In early 2020, the worldwide coronavirus outbreak caused an unprecedented decline in demand for oil and the West Texas Intermediate price averaged approximately $39 per barrel in 2020 as compared to $57 per barrel in 2019. Uncertainty remains around the timing, pace and rate of a global demand recovery, which is dependent on, among other things, vaccine rollouts and efficacy, government-issued restrictions and the global economic recovery, and we cannot predict the length of time that market disruptions resulting from the coronavirus pandemic and efforts to mitigate its effects will continue, the ultimate impact on our business, or the pace or extent of any subsequent recovery.

In addition, the recent decision by the Organization of the Petroleum Exporting Countries and other oil producing nations, including Russia, to start gradually boosting oil production, coupled with the new Biden administration’s potential energy restrictions and additional regulations, has created additional headwinds for U.S. oil and gas land activity. Thus, even with the recent improvement in oil prices, we have seen our customers remain committed to capital discipline over activity and production growth and our customers have generally revised their capital budgets downward for 2021 versus 2020.

Accordingly, demand for our products and services remains depressed, and there is little to no pricing leverage for oil field service companies. The extreme activity declines, as well as an over-saturated competitive landscape in 2020 accelerated pricing declines, especially within our completion tools and wireline business. The pace of activity increases thus far in 2021 are not able to offset the depressed pricing, leading to relatively anemic revenue growth and profitability. Even with further improvements in oil prices, our business in 2021 may not improve materially or at all depending on our customers’ activity plans and our ability to implement price increases.

Results of Operations
Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenues	$66,626	$146,624	$(79,998)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	62,283	126,008	(63,725)
Adjusted gross profit	$4,343	$20,616	$(16,273)

General and administrative expenses	$10,224	$16,395	$(6,171)
Depreciation	7,789	8,541	(752)
Amortization of intangibles	4,092	4,169	(77)
Impairment of goodwill	—	296,196	(296,196)
Gain on revaluation of contingent liabilities	(190)	(426)	236
Gain on sale of property and equipment	(273)	(575)	302
Loss from operations	(17,299)	(303,684)	286,385
Non-operating income	(9,080)	(659)	(8,421)
Loss before income taxes	(8,219)	(303,025)	294,806
Provision (benefit) for income taxes	27	(2,125)	2,152
Net loss	$(8,246)	$(300,900)	$292,654

Revenues
Revenues decreased $80.0 million, or 55%, to $66.6 million for the first quarter of 2021. The decrease was prevalent across all lines of service and was primarily related to reduced activity and pricing pressure caused by poor market conditions, and, to a lesser extent, reduced activity caused by weather-related shutdowns, in comparison to the first quarter of 2020. More specifically, wireline revenue decreased $32.3 million, or 72%, as total completed wireline stages decreased by 62%, in comparison to the first quarter of 2020. In addition, cementing revenue (including pump downs) decreased by $25.7 million, or 53%, as total cement job count decreased 41% in comparison to the first quarter of 2020, tools revenue decreased $12.2 million, or 38%, as completion tools stages decreased by 19% in comparison to the first quarter of 2020, and coiled tubing revenue decreased by $9.8 million, or 47%, as total days worked decreased by 34% in comparison to the first quarter of 2020.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $63.7 million, or 51%, to $62.3 million for the first quarter of 2021. The decrease was prevalent across all lines of service and was primarily related to reduced activity caused by poor market conditions, and, to a lesser extent, reduced activity caused by weather-related shutdowns, in comparison to the first quarter of 2020. More specifically, the decrease was primarily related to a $34.3 million decrease in materials installed and consumed while performing services, a $23.2 million decrease in employee costs, and a $6.2 million decrease in other costs such as repair and maintenance, vehicle, travel, meals and entertainment, and office expenses.

Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $16.3 million to $4.3 million for the first quarter of 2021 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $6.2 million to $10.2 million for the first quarter of 2021. The decrease was primarily related to a $4.1 million decrease in employee costs mainly due to headcount and salary reductions in comparison to the first quarter of 2020. The overall decrease was also partly attributed to a $1.1 million decrease in other general and administrative expenses such as marketing, travel and vehicle expense and a $1.0 million decrease in severance and other general and administrative-type restructuring costs between periods.
Depreciation
Depreciation expense decreased $0.8 million to $7.8 million for the first quarter of 2021. The decrease in comparison to the first quarter of 2020 was primarily related to a reduction in depreciation expense associated with our cement and wireline businesses due to a decrease in capital expenditures, coupled with certain assets becoming fully depreciated, in recent periods.
Amortization of Intangibles
We recorded $4.1 million in intangible amortization for the first quarter of 2021 and $4.2 million in the first quarter of 2020 primarily attributed to technology and customer relationships. The $0.1 million decrease is related to certain intangible assets being fully amortized in the first quarter of 2021.
Impairment of Goodwill

In the first quarter of 2020, we recorded goodwill impairment charges of $296.2 million in our tools, cementing, and wireline reporting units due to sharp declines in global crude oil demand, an economic recession associated with the coronavirus pandemic, sharp declines in oil and natural gas prices, and an increased weighted average cost of capital driven by a reduction in our stock price and the Level 2 fair value of our Senior Notes (as defined and described in “Liquidity and Capital Resources”). These goodwill impairment charges did not recur in the first quarter of 2021.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a $0.2 million gain on the revaluation of contingent liabilities for the first quarter of 2021 compared to a $0.4 million gain on the revaluation of contingent liabilities for the first quarter of 2020. The $0.2 million change was primarily related to a reduced $0.4 million gain on the revaluation of the earnout associated with our acquisition of Frac Technology AS partially offset by a $0.2 million loss on the revaluation of contingent liabilities associated with the Magnum Earnout (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q) in the first quarter of 2020 that did not recur in the first quarter of 2021. The Magnum Earnout was terminated in the second quarter of 2020.
Non-Operating (Income) Expenses
We recorded $9.1 million in non-operating income for the first quarter of 2021 compared to $0.7 million in non-operating income for the first quarter of 2020. The $8.4 million increase was primarily related to a $17.6 million gain on the extinguishment of debt related to the repurchase of Senior Notes in the first quarter of 2021 compared to a $10.1 million gain in the first quarter of 2020. The overall increase is also partly attributed to a $1.2 million reduction in interest expense mainly due to a reduced debt balance attributed to repurchases of Senior Notes in recent periods. The overall increase is partially offset by a $0.3 million decrease in interest income between periods.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of less than $0.1 million for the first quarter of 2021 compared to an income tax benefit of $2.1 million for the first quarter of 2020. The difference in tax position is primarily a result of the discrete tax impact from the Coronavirus Aid, Relief, and Economic Security Act and the goodwill impairment charge recorded during the first quarter of 2020.
Adjusted EBITDA
Adjusted EBITDA decreased $13.6 million to a $3.4 million loss for the first quarter of 2021. The Adjusted EBITDA decrease was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define EBITDA as net income (loss) before interest, taxes, depreciation, and amortization.
We define Adjusted EBITDA as EBITDA further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
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

The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
EBITDA reconciliation:
Net loss	$(8,246)	$(300,900)
Interest expense	8,585	9,828
Interest income	(13)	(371)
Provision (benefit) for income taxes	27	(2,125)
Depreciation	7,789	8,541
Amortization of intangibles	4,092	4,169
EBITDA	$12,234	$(280,858)

Adjusted EBITDA reconciliation:
EBITDA	$12,234	$(280,858)
Impairment of goodwill	—	296,196
Transaction and integration costs	—	146
Gain on revaluation of contingent liabilities (1)	(190)	(426)
Gain on extinguishment of debt	(17,618)	(10,116)
Restructuring charges	468	2,329
Stock-based compensation expense	2,010	3,592
Gain on sale of property and equipment	(273)	(575)
Legal fees and settlements (2)	12	4
Adjusted EBITDA	$(3,357)	$10,292
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
Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss (gain) on the sale of subsidiaries, (vi) loss (gain) on extinguishment of debt, and (vii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis.
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

The following table provides an explanation of our calculation of ROIC for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(8,246)	$(300,900)
Add back:
Impairment of goodwill	—	296,196
Transaction and integration costs	—	146
Interest expense	8,585	9,828
Interest income	(13)	(371)
Restructuring charges	468	2,329
Gain on extinguishment of debt	(17,618)	(10,116)
Benefit for deferred income taxes	—	(1,588)
After-tax net operating loss	$(16,824)	$(4,476)
Total capital as of prior period-end:
Total stockholders’ equity	$20,409	$389,877
Total debt	348,637	400,000
Less cash and cash equivalents	(68,864)	(92,989)
Total capital as of prior period-end	$300,182	$696,888
Total capital as of period-end:
Total stockholders’ equity	$14,083	$91,851
Total debt	322,031	386,171
Less cash and cash equivalents	(52,982)	(90,116)
Total capital as of period-end	$283,132	$387,906
Average total capital	$291,657	$542,397
ROIC	(23.1)%	(3.3)%

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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Calculation of gross profit (loss)
Revenues	$66,626	$146,624
Cost of revenues (exclusive of depreciation and amortization shown separately below)	62,283	126,008
Depreciation (related to cost of revenues)	7,244	7,943
Amortization of intangibles	4,092	4,169
Gross profit (loss)	$(6,993)	$8,504
Adjusted gross profit (loss) reconciliation:
Gross profit (loss)	$(6,993)	$8,504
Depreciation (related to cost of revenues)	7,244	7,943
Amortization of intangibles	4,092	4,169
Adjusted gross profit	$4,343	$20,616
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operating activities and, if needed, external borrowings and issuances of debt securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, fund our working capital requirements and, historically, fund acquisitions. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases (including with respect to our Senior Notes) when it is opportunistic to do to manage our debt maturity profile.
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
At March 31, 2021, we had $53.0 million of cash and cash equivalents and $45.8 million of availability under the 2018 ABL Credit Facility (as defined below), which resulted in a total liquidity position of $98.8 million. Although we believe our total liquidity position will continue to materially erode, due in large part to interest payments due on the Senior Notes, we believe that, based on our current forecasts, our cash on hand, together with cash flow from operations, and borrowings under the 2018 ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
Senior Notes
On October 25, 2018, we issued $400.0 million of 8.750% Senior Notes due 2023 (the “Senior Notes”) under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as Trustee. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. Based on current amounts outstanding as of April 30, 2021, the semi-annual interest payments are $14.0 million each. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at March 31, 2021.
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
We repurchased approximately $26.3 million and $13.8 million of Senior Notes at a repurchase price of approximately $8.4 million and $3.5 million in cash during the three months ended March 31, 2021 and 2020, respectively. Deferred financing costs associated with these transactions were $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. As a result, for the three months ended March 31, 2021 and 2020, we recorded a $17.6 million gain and a $10.1 million gain, respectively, on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. In addition to repurchases, from time to time, we have explored, and may continue to further consider, transactions to restructure or refinance a portion of the Senior Notes. Any such transactions may involve the issuance of additional equity or convertible debt securities that could result in material dilution to our stockholders, and these or other securities issued in any such transactions could have rights superior to holders of our common stock or holders of the Senior Notes and could contain covenants that will restrict our operations.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2021.
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
At March 31, 2021, we had no borrowings outstanding under the 2018 ABL Credit Facility, and our availability under the 2018 ABL Credit Facility was approximately $45.8 million, net of outstanding letters of credit of $0.5 million.

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating activities	$(5,243)	$745
Investing activities	(1,585)	535
Financing activities	(9,061)	(3,908)
Impact of foreign exchange rate on cash	7	(245)
Net change in cash and cash equivalents	$(15,882)	$(2,873)
 Operating Activities
Net cash used in operating activities was $5.2 million in the first quarter of 2021 compared to $0.7 million in net cash provided by operating activities in the first quarter of 2020. The $5.9 million decrease in net cash provided by operating activities was primarily a result of a $8.4 million decrease in cash flow provided by operations, adjusted for any non-cash items, primarily due to a decrease in revenue in the first quarter of 2021 compared to the first quarter of 2020. The overall decrease in net cash provided by operating activities was partially offset by an increase of $2.5 million in working capital which provided an increased source of cash flow in the first quarter of 2021 in comparison to the first quarter of 2020.
Investing Activities
Net cash used in investing activities was $1.6 million in the first quarter of 2021 compared to $0.5 million in net cash provided by investing activities in the first quarter of 2020. The $2.1 million decrease in net cash provided by investing activities was primarily related to a $1.6 million increase in cash purchases of property and equipment in the first quarter of 2021 in comparison to the first quarter of 2020. The overall decrease was also partly due to a decrease in proceeds from sales of property and equipment (including insurance) of $0.5 million in the first quarter of 2021 compared to the first quarter of 2020.
Financing Activities
Net cash used in financing activities was $9.1 million in the first quarter of 2021 compared to $3.9 million in net cash used in financing activities in the first quarter of 2020. The $5.2 million increase in net cash used in financing activities was primarily related to $4.9 million increase in purchases of the Senior Notes and a $0.3 million increase in payments on the Magnum Promissory Notes in the first quarter of 2021 in comparison to the first quarter of 2020.
Contractual Obligations
As a “smaller reporting company”, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide this information.
Off-Balance Sheet Arrangements
At March 31, 2021, we had letters of credit of $0.5 million, which represented off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. As of March 31, 2021, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letters of credit.
Recent Accounting Pronouncements
See Note 3 – New Accounting Standards included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, as defined under the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports the issuer files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports filed or submitted under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
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

Nine Energy Service, Inc.

Date:	May 6, 2021	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)