Form 10-Q
period 2021-09-30
Nine Energy Service, Inc.
filed 2021-11-04
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 1, 2021 was 32,828,949.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors, some of which are beyond our control, include the following:
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
•The coronavirus pandemic and related economic repercussions have had, and may continue to have, a significant adverse impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas industry, could have a material adverse effect on our business, liquidity, results of operations, and financial condition.
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
•We may be unable to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled and qualified workers.
Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.
These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$29,969	$68,864
Accounts receivable, net	58,579	41,235
Income taxes receivable	1,205	1,392
Inventories, net	43,019	38,402
Prepaid expenses and other current assets	11,084	16,270
Total current assets	143,856	166,163
Property and equipment, net	83,749	102,429
Operating lease right of use assets, net	33,877	36,360
Finance lease right of use assets, net	1,517	1,816
Intangible assets, net	120,312	132,524
Other long-term assets	2,572	3,308
Total assets	$385,883	$442,600
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,713	$18,140
Accrued expenses	29,455	17,139
Current portion of long-term debt	1,125	844
Current portion of operating lease obligations	5,689	6,200
Current portion of finance lease obligations	1,132	1,092
Total current liabilities	61,114	43,415
Long-term liabilities
Long-term debt	317,180	342,714
Long-term operating lease obligations	29,766	32,295
Long-term finance lease obligations	259	1,109
Other long-term liabilities	2,296	2,658
Total liabilities	410,615	422,191
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $0.01 par value; 32,840,084 and 31,557,809 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	328	316
Additional paid-in capital	772,135	768,429
Accumulated other comprehensive loss	(4,533)	(4,501)
Accumulated deficit	(792,662)	(743,835)
Total stockholders’ equity	(24,732)	20,409
Total liabilities and stockholders’ equity	$385,883	$442,600
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Service	$65,916	$35,639	$172,932	$187,713
Product	26,952	13,882	71,394	61,167
	92,868	49,521	244,326	248,880
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	59,614	38,445	160,141	179,508
Product	19,265	14,038	57,659	55,686
General and administrative expenses	11,114	10,701	33,505	38,380
Depreciation	6,921	7,763	22,148	24,753
Amortization of intangibles	4,029	4,091	12,212	12,376
Impairment of goodwill	—	—	—	296,196
(Gain) loss on revaluation of contingent liabilities	21	297	(124)	781
(Gain) loss on sale of property and equipment	(17)	(535)	660	(2,900)
Loss from operations	(8,079)	(25,279)	(41,875)	(355,900)
Interest expense	7,968	9,130	24,534	28,144
Interest income	(3)	(43)	(24)	(593)
Gain on extinguishment of debt	—	(15,798)	(17,618)	(37,501)
Other income	(34)	(29)	(103)	(29)
Loss before income taxes	(16,010)	(18,539)	(48,664)	(345,921)
Provision (benefit) for income taxes	41	(37)	163	(2,348)
Net loss	$(16,051)	$(18,502)	$(48,827)	$(343,573)
Loss per share
Basic	$(0.53)	$(0.62)	$(1.61)	$(11.56)
Diluted	$(0.53)	$(0.62)	$(1.61)	$(11.56)
Weighted average shares outstanding
Basic	30,449,286	29,849,753	30,252,670	29,708,673
Diluted	30,449,286	29,849,753	30,252,670	29,708,673
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(102)	$132	$(32)	$(264)
Total other comprehensive income (loss), net of tax	(102)	132	(32)	(264)
Total comprehensive loss	$(16,153)	$(18,370)	$(48,859)	$(343,837)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2021	31,350,677	$314	$770,997	$(4,431)	$(776,611)	$(9,731)
Issuance of common stock under stock compensation plan, net of forfeitures	1,490,234	14	(14)	—	—	—
Stock-based compensation expense	—	—	1,153	—	—	1,153
Vesting of restricted stock	(827)	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(16,051)	(16,051)
Balance, September 30, 2021	32,840,084	$328	$772,135	$(4,533)	$(792,662)	$(24,732)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, June 30, 2020	31,652,635	$317	$764,382	$(4,863)	$(689,886)	$69,950
Issuance of common stock under stock compensation plan, net of forfeitures	(80,882)	(1)	1	—	—	—
Stock-based compensation expense	—	—	2,020	—	—	2,020
Vesting of restricted stock	(827)	—	(1)	—	—	(1)
Other comprehensive income	—	—	—	132	—	132
Net loss	—	—	—	—	(18,502)	(18,502)
Balance, September 30, 2020	31,570,926	$316	$766,402	$(4,731)	$(708,388)	$53,599

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	31,557,809	$316	$768,429	$(4,501)	$(743,835)	$20,409
Issuance of common stock under stock compensation plan, net of forfeitures	1,471,150	14	(14)	—	—	—
Stock-based compensation expense	—	—	4,191	—	—	4,191
Vesting of restricted stock	(188,875)	(2)	(471)	—	—	(473)
Other comprehensive loss	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(48,827)	(48,827)
Balance, September 30, 2021	32,840,084	$328	$772,135	$(4,533)	$(792,662)	$(24,732)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2019	30,555,677	$306	$758,853	$(4,467)	$(364,815)	$389,877
Issuance of common stock under stock compensation plan, net of forfeitures	1,164,797	11	(11)	—	—	—
Stock-based compensation expense	—	—	7,717	—	—	7,717
Vesting of restricted stock	(149,548)	(1)	(157)	—	—	(158)
Other comprehensive loss	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	(343,573)	(343,573)
Balance, September 30, 2020	31,570,926	$316	$766,402	$(4,731)	$(708,388)	$53,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(48,827)	$(343,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	22,148	24,753
Amortization of intangibles	12,212	12,376
Amortization of operating leases	6,001	—
Amortization of deferred financing costs	1,960	2,160
Provision (benefit) for doubtful accounts	(232)	2,121
Benefit for deferred income taxes	—	(1,588)
Provision for inventory obsolescence	3,670	1,919
Stock-based compensation expense	4,191	7,717
Impairment of goodwill	—	296,196
Gain on extinguishment of debt	(17,618)	(37,501)
(Gain) loss on sale of property and equipment	660	(2,900)
(Gain) loss on revaluation of contingent liabilities	(124)	781
Changes in operating assets and liabilities
Accounts receivable, net	(17,101)	59,964
Inventories, net	(8,284)	6,244
Prepaid expenses and other current assets	2,956	(1,457)
Accounts payable and accrued expenses	17,759	(27,073)
Income taxes receivable/payable	187	(586)
Other assets and liabilities	(6,262)	5,087
Net cash provided by (used in) operating activities	(26,704)	4,640
Cash flows from investing activities
Proceeds from sales of property and equipment	2,997	5,948
Proceeds from property and equipment casualty losses	—	555
Purchases of property and equipment	(4,832)	(7,053)
Net cash used in investing activities	(1,835)	(550)
Cash flows from financing activities
Purchases of Senior Notes	(8,355)	(14,410)
Payments on Magnum Promissory Notes	(562)	—
Payments on finance leases	(810)	(738)
Payments of contingent liability	(110)	(1,331)
Vesting of restricted stock	(473)	(158)
Net cash used in financing activities	(10,310)	(16,637)
Impact of foreign currency exchange on cash	(46)	(104)
Net decrease in cash and cash equivalents	(38,895)	(12,651)
Cash and cash equivalents
Cash and cash equivalents beginning of period	68,864	92,989
Cash and cash equivalents end of period	$29,969	$80,338

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,787	$18,901
Cash refunded for income taxes	$24	$482
Cash paid for operating leases	$6,114	$—
Right of use assets obtained in exchange for operating lease obligations	$2,236	$—
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$781	$150
Receivable from property and equipment sale (including insurance)	$992	$4,359
Termination of contingent liability related to business acquisition	$—	$3,375

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. In 2020, the coronavirus pandemic, coupled with production disputes amongst the Organization of the Petroleum Exporting Countries and other oil producing nations, led to a massive decline in the demand for oil and a risk of a substantial increase in supply, which led to extreme activity levels and pricing declines across all of the Company’s service offerings for the entire year. Although oil and natural gas prices have rebounded in 2021, the Company’s customers remain committed to capital discipline, and activity has only moderately increased. As pricing for its products and services continues to remain depressed as a result of this level of activity, the Company is focused on strategically implementing modest price increases where it is able to do so without sacrificing its market share of customers. Thus, even with further improvements in commodity prices, the Company’s business in the near or medium term may not improve materially or at all depending on, among other things, the Company’s customers’ activity plans, its ability to implement price increases, and its ability to find and retain qualified personnel.
Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings. At September 30, 2021, the Company had $30.0 million of cash and cash equivalents and $55.4 million of availability under the 2018 ABL Credit Facility (as defined in Note 8 – Debt Obligations), which resulted in a total liquidity position of $85.4 million. Subsequent to September 30, 2021, the Company borrowed approximately $10.0 million under the 2018 ABL Credit Facility for general corporate purposes. Based on its current forecasts, the Company believes that cash on hand, together with cash flow from operations, and borrowings under the 2018 ABL Credit Facility, should be sufficient to fund its capital requirements for at least the next twelve months from the issuance date of its condensed consolidated financial statements.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations for the three and nine months ended September 30, 2021, and 2020, and cash flows for the nine months ended September 30, 2021, and 2020. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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

4. Revenues
Disaggregation of Revenue
Disaggregated revenue for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(in thousands)
Cement	$29,541	$15,332
Tools	26,952	13,882
Wireline	19,246	13,029
Coiled tubing	17,129	7,278
Total revenues	$92,868	$49,521

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(in thousands)
Cement	$79,757	$84,400
Tools	71,394	61,167
Wireline	50,643	67,738
Coiled tubing	42,532	35,575
Total revenues	$244,326	$248,880

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(in thousands)
Service(1)	$65,916	$35,639
Product(1)	26,952	13,882
Total revenues	$92,868	$49,521

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(in thousands)
Service(1)	$172,932	$187,713
Product(1)	71,394	61,167
Total revenues	$244,326	$248,880

(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At September 30, 2021 and December 31, 2020, the amount of remaining performance obligations was not material.
Contract Balances
At September 30, 2021 and December 31, 2020, the amount of contract assets and contract liabilities was not material.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $10.3 million and

$13.3 million at September 30, 2021 and December 31, 2020, respectively.
Inventories, net as of September 30, 2021 and December 31, 2020 were comprised of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$33,387	$33,361
Work in progress	517	367
Finished goods	19,426	17,952
Inventories	53,330	51,680
Reserve for obsolescence	(10,311)	(13,278)
Inventories, net	$43,019	$38,402
6. Intangible Assets and Goodwill
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(43,484)	$19,786	5.3
Non-compete agreements	6,500	(5,666)	834	2.1
Technology	125,110	(26,418)	98,692	11.9
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(75,568)	$120,312

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(38,084)	$25,186	5.5
Non-compete agreements	6,500	(5,366)	1,134	2.8
Technology	125,110	(19,906)	105,204	12.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(63,356)	$132,524
Amortization of intangibles expense was $4.0 million and $12.2 million for the three and nine months ended September 30, 2021, respectively. Amortization of intangibles expense was $4.1 million and $12.4 million for the three and nine months ended September 30, 2020, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2021	$3,904
2022	13,463
2023	11,516
2024	11,183
2025	11,183
2026	11,082
Thereafter	56,981
Total	$119,312
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
7. Accrued Expenses
Accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued interest	$11,958	$5,313
Accrued compensation and benefits	7,778	5,430
Accrued legal fees and settlements	2,085	165
Other accrued expenses	7,634	6,231
Accrued expenses	$29,455	$17,139

8. Debt Obligations
The Company’s debt obligations as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Senior Notes	$320,343	$346,668
Magnum Promissory Notes	1,407	1,969
Total debt before deferred financing costs	$321,750	$348,637
Deferred financing costs	(3,445)	(5,079)
Total debt	$318,305	$343,558
Less: Current portion of long-term debt	(1,125)	(844)
Long-term debt	$317,180	$342,714
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at September 30, 2021.
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
Unamortized deferred financing costs associated with the Senior Notes were $3.4 million and $5.1 million at September 30, 2021 and December 31, 2020, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
Extinguishment of Debt
During the three months ended March 31, 2021, the Company repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash. Deferred financing costs associated with these repurchases were $0.3 million. As a result, the Company recorded a $17.6 million gain on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2021. The Company did not repurchase any Senior Notes during the three months ended June 30, 2021 or during the three months ended September 30, 2021.
During the three and nine months ended September 30, 2020, the Company repurchased approximately $23.1 million and $52.8 million of Senior Notes at a repurchase price of approximately $7.0 million and $14.4 million in cash, respectively. Deferred financing costs associated with these transactions were $0.4 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. As a result, the Company recorded a $15.8 million gain and a $37.5 million gain on the extinguishment of debt for the three and nine months ended September 30, 2020, respectively, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated

Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020, respectively.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2021.
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
At September 30, 2021, the Company had no outstanding borrowings under the 2018 ABL Credit Facility, and its availability under the 2018 ABL Credit Facility was approximately $55.4 million, net of outstanding letters of credit of $0.5 million. Subsequent to September 30, 2021, the Company borrowed approximately $10.0 million under the 2018 ABL Credit Facility for general corporate purposes.
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

For additional information regarding the termination of the Magnum Earnout, see Note 10 – Commitments and Contingencies.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Senior Notes	$153,765	$156,001
Magnum Promissory Notes	$1,407	$1,969
The fair value of the Senior Notes, 2018 ABL Credit Facility, and the Magnum Promissory Notes is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes is established based on observable inputs in less active markets. The fair value of the Magnum Promissory Notes approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. The Company also purchased $0.9 million and $1.7 million of products and services during the three and nine months ended September 30, 2021, respectively, and $0.8 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.3 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with this office space, net of sub-leasing income, was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2020, respectively. There were net outstanding payables due to this entity of $0.1 million at December 31, 2020. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At September 30, 2021 and December 31, 2020, the outstanding principal balance payable to Mr. Frazier was $1.4 million and $1.9 million, respectively. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
The Company purchases cable for its wireline trucks from an entity owned by Forum Energy Technologies (“Forum”). Two of the Company’s directors serve as directors of Forum. The Company was billed $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and $0.0 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. There were outstanding payables due to this entity of $0.1 million at December 31, 2020. The Company purchases coiled tubing string from another entity owned by Forum. The Company was billed $0.7 million and $4.6 million for coiled tubing string for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $3.0 million for the three and nine months ended September 30, 2020, respectively. There were outstanding payables due to this entity of $0.3 million and $0.9 million at September 30, 2021 and December 31, 2020, respectively.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $1.0 million for the three and nine months ended September 30, 2020, respectively. There were outstanding payables due to Select of $0.1 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.3 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 equal monthly installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $1.6 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.6 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $4.6 million for the three and nine months ended September 30, 2020, respectively. There were outstanding receivables due from Devon of $0.3 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively.
10. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. As of September 30, 2021 and December 31, 2020, the Company recorded a $2.1 million and a $0.2 million accrual, respectively, for liabilities related to legal matters, which is included under the caption “Accrued expenses” in its Condensed Consolidated Balance Sheets.
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
On May 21, 2018, a certified class action was filed in the United States District Court, District of New Mexico by Jacob Rodriguez on behalf of similarly situated employees. The class action alleged certain wage and overtime related claims and violations of the New Mexico Minimum Wage Act, which is a state law similar to the Fair Labor Standards Act. Subsequent to September 30, 2021, the Company reached a settlement agreement for the class action for an aggregate $1.7 million plus related payroll taxes to be paid in four quarterly installments.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $0.9 million and $1.3 million at September 30, 2021 and December 31, 2020, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company’s contingent liabilities (Level 3) at September 30, 2021 and 2020 were as follows:

Frac Tech
(in thousands)
Balance at December 31, 2020	$604
Revaluation adjustments	(124)
Payments	(110)
Balance at September 30, 2021	$370

	Magnum	Frac Tech	Total
	(in thousands)
Balance at December 31, 2019	$2,609	$1,359	$3,968
Revaluation adjustments	766	15	781
Payments	(1,125)	(206)	(1,331)
Terminations	(2,250)	—	(2,250)
Balance at September 30, 2020	$—	$1,168	$1,168
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.2 million reported in “Accrued expenses” at both September 30, 2021 and December 31, 2020, and $0.2 million and $0.4 million reported in “Other long-term liabilities” at September 30, 2021 and December 31, 2020, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
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
In 2020, pursuant to the Magnum Purchase Agreement Amendment, which terminated the remaining Magnum Earnout and all obligations related thereto, the Company made a cash payment of $1.1 million and issued the Magnum Promissory Notes with an aggregated principal amount of $2.3 million to the sellers of Magnum. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands, except percentages)
Provision (benefit) for income taxes	$41	$(37)
Effective tax rate	(0.3)%	0.2%

	Nine Months Ended September 30,
	2021	2020
	(in thousands, except percentages)
Provision (benefit) for income taxes	$163	$(2,348)
Effective tax rate	(0.3)%	0.7%

The Company’s effective income tax rate fluctuates from the statutory tax rate of the United States (the “U.S.”) based on, among other factors, the impact of U.S. state and local taxes, the realizability of deferred tax assets, differences related to the recognition of income and expense between U.S. GAAP and tax accounting, and changes in pre-tax income in jurisdictions with varying statutory tax rates.

The Company recorded an income tax provision of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, compared to an income tax benefit of less than $0.1 million and $2.3 million for the three and nine months ended September 30, 2020, respectively. The difference in tax position is primarily a result of the discrete tax impact from the Coronavirus Aid, Relief, and Economic Security Act, and the goodwill impairment recorded during the first quarter of 2020.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(16,051)	30,449,286	$(0.53)	$(18,502)	29,849,753	$(0.62)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(16,051)	30,449,286	$(0.53)	$(18,502)	29,849,753	$(0.62)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(48,827)	30,252,670	$(1.61)	$(343,573)	29,708,673	$(11.56)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(48,827)	30,252,670	$(1.61)	$(343,573)	29,708,673	$(11.56)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three and nine months ended September 30, 2021 and 2020 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2021	2020
Three months ended September 30,	719,381	723,608
Nine months ended September 30,	692,689	700,417

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Policies,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Recent Events, Industry Trends, and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are typically strongly influenced by the current and expected oil and natural gas prices. During 2020, due the coronavirus pandemic, North American activity levels decreased by nearly 50% versus 2019, which led to extreme pricing declines across all of our service offerings, but especially within our completion tools and wireline business. Even with increased commodity prices thus far in 2021, we have only seen moderate activity increases in North America, as our customers remain committed to capital discipline. For example, for the first nine months of 2021, the average West Texas Intermediate crude price has averaged $65.05, an increase of approximately 14% over the average price for the same period in 2019. However, the U.S. rig count for the first nine months of 2021 has averaged 447, a decrease of approximately 53% over the average for the first nine months of 2019. Because of sustained lower activity thus far in 2021, although we were able to implement modest net price increases within our cementing and coiled tubing service lines during the second quarter of 2021, we expect pricing for our products and services will remain depressed for the near to medium term. Additionally, like others in the industry, we are facing cost inflation with both labor and materials, which is further offsetting revenue and price increases. Finding and retaining qualified labor is currently one of our largest challenges as we continue to rebuild the oilfield services sector and compete with other industries for labor. Thus, even with further improvements in commodity prices, our business in the near or medium term may not improve materially or at all depending on, among other things, our customers’ activity plans, our ability to implement additional price increases, our ability to navigate cost inflation, and our ability to find and retain qualified personnel.
Other significant factors that are likely to affect commodity prices moving forward include the extent to which members of Organization of the Petroleum Exporting Countries and other oil producing nations, including Russia, continue to increase production and the rate of such increase; the effect of energy, monetary, and trade policies of the United States; the pace of economic growth in the United States and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the United States and globally; new energy policies put in place by the new administration and the Environmental Protection Agency; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. Even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans, and uncertainty remains around supply and demand fundamentals.
We will continue to focus on generating returns and cash flow. Due to our high level of variable costs and the asset-light make-up of our business, we have been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates.
Results of Operations
Results for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenues	$92,868	$49,521	$43,347
Cost of revenues (exclusive of depreciation and amortization shown separately below)	78,879	52,483	26,396
Adjusted gross profit (loss)	$13,989	$(2,962)	$16,951

General and administrative expenses	$11,114	$10,701	$413
Depreciation	6,921	7,763	(842)
Amortization of intangibles	4,029	4,091	(62)
Loss on revaluation of contingent liabilities	21	297	(276)
Gain on sale of property and equipment	(17)	(535)	518
Loss from operations	(8,079)	(25,279)	17,200
Non-operating (income) expense	7,931	(6,740)	14,671
Loss before income taxes	(16,010)	(18,539)	2,529
Provision (benefit) for income taxes	41	(37)	78
Net loss	$(16,051)	$(18,502)	$2,451

Revenues
Revenues increased $43.3 million, or 88%, to $92.9 million for the third quarter of 2021. The increase in comparison to the third quarter of 2020 was prevalent across all lines of service and in line with a 95% increase in average U.S. rig count and a 98% increase in active frac crews. More specifically, cementing revenue (including pump downs) increased by $14.2 million, or 93%, as total cement job count increased 101% in comparison to the third quarter of 2020. In addition, tools revenue increased $13.1 million, or 94%, as completion tools stages increased by 144%, coiled tubing revenue increased $9.9 million, or 135%, as total days worked increased by 109%, and wireline revenue increased $6.2 million, or 48%, as total completed wireline stages increased by 56%, in each case, in comparison to the third quarter of 2020.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $26.4 million, or 50%, to $78.9 million for the third quarter of 2021. The increase in comparison to the third quarter of 2020 was prevalent across all lines of service and was primarily related to increased activity coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was primarily related to a $17.9 million increase in materials installed and consumed while performing services, a $7.5 million increase in employee costs, and a $2.1 million increase in other costs such as repairs and maintenance, freight, and vehicle expenses, in comparison to the third quarter of 2020. The overall increase was partially offset by $1.1 million in non-cash facility lease costs in the first nine months of 2020 that did not recur in the first nine months of 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $17.0 million to $14.0 million for the third quarter of 2021 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $11.1 million for the third quarter of 2021. The increase was primarily related to a $0.3 million increase in employee costs, coupled with a $0.1 million increase in other costs such as marketing and travel expenses in comparison to the third quarter of 2020.
Depreciation
Depreciation expense decreased $0.8 million to $6.9 million for the third quarter of 2021. The decrease in comparison to the third quarter of 2020 was associated with all lines of service and was primarily due to certain assets becoming fully depreciated in recent periods.
Amortization of Intangibles
We recorded $4.0 million in intangible amortization in the third quarter of 2021 and $4.1 million in intangible amortization for the third quarter of 2020, in each case, primarily attributed to technology and customer relationships. The $0.1 million decrease is related to certain intangible assets being fully amortized during the third quarter of 2021.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a less than $0.1 million loss on the revaluation of contingent liabilities for the third quarter of 2021 compared to a $0.3 million loss on the revaluation of contingent liabilities for the third quarter of 2020. The decreased loss was due to a reduction on the loss on the revaluation of the earnout associated with our acquisition of Frac Technology AS between periods.
Non-Operating (Income) Expenses
We recorded $7.9 million in non-operating expenses for the third quarter of 2021 compared to $6.7 million in non-operating income for the third quarter of 2020. The $14.6 million decrease in non-operating income was primarily related to a $15.8 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined and described in “Liquidity and Capital Resources”) in the third quarter of 2020 that did not recur in the third quarter of 2021. The overall decrease in non-operating income is partially offset by a $1.2 million reduction in interest expense mainly due to a reduced debt balance attributed to repurchases of Senior Notes in recent periods.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of less than $0.1 million for the third quarter of 2021 compared to an income tax benefit of less than $0.1 million for the third quarter of 2020. The difference in tax position is primarily a result of discrete tax changes in pre-tax income.
Adjusted EBITDA
Adjusted EBITDA increased $15.6 million to $4.5 million for the third quarter of 2021. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenues	$244,326	$248,880	$(4,554)
Cost of revenues (exclusive of depreciation and amortization shown separately below)	217,800	235,194	(17,394)
Adjusted gross profit	$26,526	$13,686	$12,840

General and administrative expenses	$33,505	$38,380	$(4,875)
Depreciation	22,148	24,753	(2,605)
Amortization of intangibles	12,212	12,376	(164)
Impairment of goodwill	—	296,196	(296,196)
(Gain) loss on revaluation of contingent liabilities	(124)	781	(905)
(Gain) loss on sale of property and equipment	660	(2,900)	3,560
Loss from operations	(41,875)	(355,900)	314,025
Non-operating (income) expense	6,789	(9,979)	16,768
Loss before income taxes	(48,664)	(345,921)	297,257
Provision (benefit) for income taxes	163	(2,348)	2,511
Net loss	$(48,827)	$(343,573)	$294,746

Revenues
Revenues decreased $4.6 million, or 2%, to $244.3 million for the first nine months of 2021 due to decreases in wireline and cement revenue, partially offset by increases in tools and coiled tubing revenue. Wireline revenue decreased $17.1 million, or 25%, as total completed wireline stages decreased by 11%, and cementing revenue (including pump downs) decreased by $4.6 million, or 6%, due to pricing pressures that were only partially offset by increased activity (total cement job count increased 8%), in each case, in comparison to the first nine months of 2020. Tools revenue increased $10.2 million, or 17%, as completion tools stages increased by 52%, and coiled tubing revenue increased $6.9 million, or 20%, as total days worked increased by 27%, in each case in comparison to the first nine months of 2020.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $17.4 million, or 7%, to $217.8 million for the first nine months of 2021. The decrease was primarily related to a $11.5 million decrease in employee costs mainly due to headcount and salary reductions, a $2.5 million decrease in cost of revenue type restructuring costs, and a $2.3 million decrease in bad debt expense, in comparison to the first nine months of 2020. The overall decrease is also partly attributed to $1.1 million in non-cash facility lease costs in the first nine months of 2020 that did not recur in the first nine months of 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $12.8 million to $26.5 million for the first nine months of 2021 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $4.9 million to $33.5 million for the first nine months of 2021. The decrease was primarily related to a $5.1 million decrease in employee costs mainly due to headcount and salary reductions, as well as a $1.8 million decrease in other general and administrative expenses such as restructuring, travel, vehicle, and marketing expenses in comparison to the first nine months of 2020. The overall decrease was partially offset by a $2.0 million increase in professional fees between periods.

Depreciation
Depreciation expense decreased $2.6 million to $22.1 million for the first nine months of 2021. The decrease in comparison to the first nine months of 2020 was associated with all lines of service and was primarily due to certain assets becoming fully depreciated in recent periods.
Amortization of Intangibles
We recorded $12.2 million in intangible amortization for the first nine months of 2021 and $12.4 million in intangible amortization for the first nine months of 2020, in each case, primarily attributed to technology and customer relationships. The $0.2 million decrease is related to certain intangible assets being fully amortized during the first nine months of 2021.
Impairment of Goodwill
In the first nine months of 2020, we recorded goodwill impairment charges of $296.2 million in our tools, cementing, and wireline reporting units due to sharp declines in global crude oil demand, an economic recession associated with the coronavirus pandemic, sharp declines in oil and natural gas prices, and an increased weighted average cost of capital driven by a reduction in our stock price and the Level 2 fair value of our Senior Notes. These goodwill impairment charges did not recur in the first nine months of 2021 because goodwill was fully impaired in 2020.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a $0.1 million gain on the revaluation of contingent liabilities for the first nine months of 2021 compared to a $0.8 million loss on the revaluation of contingent liabilities for the first nine months of 2020. The $0.9 million change was primarily related to a $0.8 million loss on the revaluation of contingent liabilities associated with the Magnum Earnout (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q ) in the first nine months of 2020 that did not recur in the first nine months of 2021. The Magnum Earnout was terminated in the second quarter of 2020. The overall change was also partially attributed to an increased gain of $0.1 million on the revaluation of the earnout associated with our acquisition of Frac Technology AS between periods.
Non-Operating (Income) Expenses
We recorded $6.8 million in non-operating expenses for the first nine months of 2021 compared to $10.0 million in non-operating income for the first nine months of 2020. The $16.8 million decrease in non-operating income was primarily related to a $19.9 million reduction in gains on the extinguishment of debt attributed to the repurchase of Senior Notes in the first nine months of 2021 compared to the first nine months of 2020, coupled with a $0.5 million reduction in interest and other income between periods. The overall decrease in non-operating income is partially offset by a $3.6 million reduction in interest expense mainly due to a reduced debt balance attributed to repurchases of Senior Notes in recent periods.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.2 million for the first nine months of 2021 compared to an income tax benefit of $2.3 million for the first nine months of 2020. The difference in tax position is primarily a result of the discrete tax impact from the Coronavirus Aid, Relief, and Economic Security Act and the goodwill impairment charge recorded during the first quarter of 2020.
Adjusted EBITDA
Adjusted EBITDA increased $12.5 million to $0.7 million for the first nine months of 2021. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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
The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
EBITDA reconciliation:
Net loss	$(16,051)	$(18,502)	$(48,827)	$(343,573)
Interest expense	7,968	9,130	24,534	28,144
Interest income	(3)	(43)	(24)	(593)
Provision (benefit) for income taxes	41	(37)	163	(2,348)
Depreciation	6,921	7,763	22,148	24,753
Amortization of intangibles	4,029	4,091	12,212	12,376
EBITDA	$2,905	$2,402	$10,206	$(281,241)

Adjusted EBITDA reconciliation:
EBITDA	$2,905	$2,402	$10,206	$(281,241)
Impairment of goodwill	—	—	—	296,196
Transaction and integration costs	—	—	—	146
Loss (gain) on revaluation of contingent liabilities (1)	21	297	(124)	781
Gain on extinguishment of debt	—	(15,798)	(17,618)	(37,501)
Restructuring charges	375	459	1,588	4,882
Stock-based compensation expense	1,153	2,020	4,191	7,717
(Gain) loss on sale of property and equipment	(17)	(535)	660	(2,900)
Legal fees and settlements (2)	17	15	1,764	39
Adjusted EBITDA	$4,454	$(11,140)	$667	$(11,881)
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
The following table provides an explanation of our calculation of ROIC for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(16,051)	$(18,502)	$(48,827)	$(343,573)
Add back:
Impairment of goodwill	—	—	—	296,196
Transaction and integration costs	—	—	—	146
Interest expense	7,968	9,130	24,534	28,144
Interest income	(3)	(43)	(24)	(593)
Restructuring charges	375	459	1,588	4,882
Gain on extinguishment of debt	—	(15,798)	(17,618)	(37,501)
Benefit for deferred income taxes	—	—	—	(1,588)
After-tax net operating loss	$(7,711)	$(24,754)	$(40,347)	$(53,887)
Total capital as of prior period-end:
Total stockholders’ equity	$(9,731)	$69,950	$20,409	$389,877
Total debt	322,031	372,584	348,637	400,000
Less cash and cash equivalents	(33,128)	(88,678)	(68,864)	(92,989)
Total capital as of prior period-end	$279,172	$353,856	$300,182	$696,888
Total capital as of period-end:
Total stockholders’ equity	$(24,732)	$53,599	$(24,732)	$53,599
Total debt	321,750	349,418	321,750	349,418
Less cash and cash equivalents	(29,969)	(80,338)	(29,969)	(80,338)
Total capital as of period-end	$267,049	$322,679	$267,049	$322,679
Average total capital	$273,111	$338,268	$283,616	$509,784
ROIC	(11.3)%	(29.3)%	(19.0)%	(14.1)%

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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Calculation of gross profit (loss)
Revenues	$92,868	$49,521	$244,326	$248,880
Cost of revenues (exclusive of depreciation and amortization shown separately below)	78,879	52,483	217,800	235,194
Depreciation (related to cost of revenues)	6,437	7,219	20,598	23,020
Amortization of intangibles	4,029	4,091	12,212	12,376
Gross profit (loss)	$3,523	$(14,272)	$(6,284)	$(21,710)
Adjusted gross profit (loss) reconciliation:
Gross profit (loss)	$3,523	$(14,272)	$(6,284)	$(21,710)
Depreciation (related to cost of revenues)	6,437	7,219	20,598	23,020
Amortization of intangibles	4,029	4,091	12,212	12,376
Adjusted gross profit (loss)	$13,989	$(2,962)	$26,526	$13,686
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operating activities and, if needed, external borrowings and issuances of debt securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, fund our working capital requirements and, historically, fund acquisitions. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases (including with respect to our Senior Notes) when it is opportunistic to do so to manage our debt maturity profile.
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
At September 30, 2021, we had $30.0 million of cash and cash equivalents and $55.4 million of availability under the 2018 ABL Credit Facility (as defined below), which resulted in a total liquidity position of $85.4 million. Subsequent to September 30, 2021, we borrowed approximately $10.0 million under the 2018 ABL Credit Facility for general corporate purposes.
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
Senior Notes
On October 25, 2018, we issued $400.0 million of 8.750% Senior Notes due 2023 (the “Senior Notes”) under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as Trustee. As of September 30, 2021, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. Based on current amounts outstanding as of

September 30, 2021, the semi-annual interest payments are $14.0 million each. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at September 30, 2021.
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
During the three months ended March 31, 2021, we repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash. We also repurchased approximately $53.3 million of Senior Notes at a repurchase price of approximately $14.6 million in cash during the year ended December 31, 2020.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred, until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2021.
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
At September 30, 2021, we had no outstanding borrowings under the 2018 ABL Credit Facility, and our availability under the 2018 ABL Credit Facility was approximately $55.4 million, net of outstanding letters of credit of $0.5 million. Subsequent to September 30, 2021, we borrowed approximately $10.0 million under the 2018 ABL Credit Facility for general corporate purposes.

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Operating activities	$(26,704)	$4,640
Investing activities	(1,835)	(550)
Financing activities	(10,310)	(16,637)
Impact of foreign exchange rate on cash	(46)	(104)
Net change in cash and cash equivalents	$(38,895)	$(12,651)
Operating Activities
Net cash used in operating activities was $26.7 million during the first nine months of 2021 compared to $4.6 million in net cash provided by operating activities in the first nine months of 2020. The $31.3 million decrease in net cash provided by operating activities was primarily a result of a $52.9 million decrease in the change in working capital, including an increase in accounts receivable from increased product and service sales, which has the effect of lagging cash collections, in comparison to the first nine months of 2020. The overall decrease in net cash provided by operating activities was partially offset by an increase of $21.6 million in cash flow provided by operations, adjusted for any non-cash items, in comparison to the first nine months of 2020.
Investing Activities
Net cash used in investing activities was $1.8 million during the first nine months of 2021 compared to $0.6 million in net cash used in investing activities in the first nine months of 2020. The $1.2 million increase in net cash used in investing activities was primarily related to a $3.5 million decrease in proceeds from the sale of property and equipment (including insurance) in comparison to the first nine months of 2020, partially offset by a $2.3 million decrease in cash purchases of property and equipment between periods.
Financing Activities
Net cash used in financing activities was $10.3 million during the first nine months of 2021 compared to $16.6 million in net cash used in financing activities in the first nine months of 2020. The $6.3 million decrease in net cash used in financing activities was primarily related to a $6.1 million decrease in purchases of the Senior Notes and a $1.2 million reduction in payments of contingent liabilities between periods. The overall decrease in net cash used for financing activities was partially offset by a $0.6 million increase in payments on the Magnum Promissory Notes (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q), a $0.3 million increase in cash used for the vesting of restricted stock, and a $0.1 million increase in cash used on finance leases, in comparison to the first nine months of 2020.
Contractual Obligations
As a “smaller reporting company”, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide this information.
Off-Balance Sheet Arrangements
At September 30, 2021, we had letters of credit of $0.5 million, which represented off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. As of September 30, 2021, no liability has been recognized in our Condensed Consolidated Balance Sheets for the letters of credit.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our repurchases of our equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2021:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2021 – July 31, 2021	—	$—	—	—
August 1, 2021 – August 31, 2021	—	—	—	—
September 1, 2021 – September 30, 2021	873	1.73	—	—
Total	873	$1.73	—	—
(a)     Reflects the number of shares we have withheld to pay taxes upon vesting of restricted stock.
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

Nine Energy Service, Inc.

Date:	November 3, 2021	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 3, 2021	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)