Form 10-K
period 2021-12-31
Nine Energy Service, Inc.
filed 2022-03-08
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes   ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes   ☐        No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☒        No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   ☐       No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2021) was $48,292,605.
The number of shares of the registrant’s common stock outstanding at March 4, 2022 was 32,855,054.
DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

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
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
•Our substantial debt obligations could have significant adverse consequences on our business and future prospects, and restrictions in our debt agreements could limit our growth and our ability to engage in certain activities.
•Inflation may adversely affect our financial position and operating results; in particular, cost inflation with labor or materials could offset any price increases for our products and services.
•If we are unable to attract and retain key employees, technical personnel, and other skilled and qualified workers, our business, financial condition, or results of operations could suffer.
•The recent coronavirus pandemic and related economic repercussions have had a significant adverse impact on our business and, depending on the duration of the pandemic and its effect on the oil and gas industry, could continue to have a material adverse effect on our business, liquidity, results of operations, and financial condition.
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
•If we are unable to accurately predict customer demand or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which would reduce gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and potentially loss of market share and damaged customer relationships.
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
•Increased attention to climate change and conservation measures may reduce oil and natural gas demand, and we face various risks associated with increased activism and related litigation against oil and natural gas exploration and development activities.

•Seasonal and adverse weather conditions adversely affect demand for our products and services.
•We are currently out of compliance with the New York Stock Exchange’s (the “NYSE”) minimum market capitalization requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity, and market price of our common stock.

PART I
Item 1.    Business
Overview
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a Delaware corporation that was formed in February 2013 through a combination of three service companies owned by SCF Partners, L.P. or its affiliates. Nine is a leading completion services provider that targets unconventional oil and gas resource development across North American basins and abroad. We partner with our exploration and production (“E&P”) customers to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
We provide our comprehensive completion solutions across a diverse set of well-types, including on the most complex, technically demanding unconventional wells. Modern, high-intensity completion techniques are a more effective way for our customers to maximize resource extraction from horizontal oil and gas wells. These completion techniques provide improved estimated ultimate recovery per lateral foot and a superior return on investment by decreasing cycle time, which make them attractive to operators. We compete for the most intricate and demanding projects, which are characterized by extended reach horizontal laterals, increased stage counts per well, multi-well pad development, and increased proppant loading per lateral foot. As stage counts per well and wells per pad increase, so do our operating leverage and returns, as we are able to complete more jobs and stages with the same number of units and crews. Service providers for these demanding projects are selected based on their technical expertise and ability to execute safely and efficiently. As our customers continue to improve operational efficiencies in completions design, increasing its complexity and difficulty, oilfield service selection becomes much more critical and selective.
We offer a variety of completion applications and technologies to match customer needs across the broadest addressable completions market. Our comprehensive well solutions range from cementing the well at the initial stages of the completion, preparing the well for stimulation, isolating all the stages of an extended reach lateral, and the drilling out of isolation tools. Our completion techniques are specifically tailored to the customer and geology of each well. At the initial stage of a well completion, our lab facilities produce customized cementing slurries used to secure the production casing to ensure well integrity throughout the life of the well. Once the casing is in place, we utilize our proprietary tools at the toe (end) of the well, often called stage one, to prepare for the well stimulation process. Following stage one, we perform plug-and-perf completions using a wireline or electric wireline truck and reel, as well as our composite or dissolvable frac plugs. Through our wireline units, we provide plug-and-perf services that, when combined with our fully-composite or dissolvable frac plugs, create perforations to isolate and divert the fracture to the correct stage. Our completion tool technology focuses on composite and dissolvable frac plugs that isolate stages in a completion but also includes a number of other patented technologies sold in North America and abroad. Our equipment also includes large-diameter coiled tubing units that are capable of reaching the farthest depths for the removal of plugs and cleaning of the wellbore to prepare for production.
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
We deploy our slurries by using our customized design twin-pumping units, which are fully redundant, containing two pumps, two hydraulic systems, two mixing pumps, and two electrical systems. This customized design significantly decreases our risk of downtime due to mechanical failure and eliminates the necessity to have an additional cementing unit on standby. We have invested in the highest quality cementing equipment.
From January 2014 through December 2021, we completed approximately 24,900 cementing jobs, with an on-time rate of approximately 91%. Punctuality of service has become one of the primary metrics that E&P operators use to evaluate the cementing services they receive. Key contributors to our 91% on-time rate include our lab capabilities, personnel, close proximity to our customers’ acreage, dual-sided bulk loading plants, and our service-driven culture.
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
Our systems provide completion efficiencies at the wellsite by reducing our customers’ equipment needs and stimulation time and allowing for specific zonal treatment. Our dissolvable frac plugs help operators reduce cycle times to bring production online faster, decrease the amount of equipment and people needed on location, and significantly reduce carbon emissions compared to a traditional composite plug completion. Through these reductions in cycle time, our dissolvable plugs can help increase our customers’ internal rate of return and provide a safer and more efficient working environment. From January 2014 through December 2021, we deployed approximately 317,400 isolation, stage one, and casing flotation tools.
Wireline Services: Our wireline services involve the use of a wireline or electric wireline unit equipped with a spool of wireline that is unwound and lowered into oil and gas wells to convey specialized tools or equipment for well completion, well intervention, or pipe recovery. We operate a fleet of modern and “fit-for-purpose” cased hole wireline units designed for operating in unconventional completion operations. Our operation is equipped with the latest technology utilized to service long lateral completions, including head tension tools, ballistic release tools, and addressable switches. During 2021, we began running electric wireline units in our fleet, which significantly reduce carbon emissions and the use of diesel. We currently have wireline units equipped with Coated Line, which is a coated wireline that significantly reduces injector oil use. Offering a lower dynamic coefficient of friction, Coated Line Wireline requires less pump down fluid to operate and is more conducive for reaching further depths in longer laterals.
The majority of our wireline work consists of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth. We deploy proprietary specialized tools like our fully-composite and dissolvable frac plugs through our wireline units. From January 2014 through December 2021, we completed approximately 188,500 wireline stages with a success rate of approximately 99%.
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
Our coiled tubing units carry data acquisition and dissemination technology, allowing our customers to monitor jobs via a web interface. Our “extended reach” units are capable of reaching the toe of wells with total measured depths of 24,000 feet and beyond, including lateral lengths in excess of 12,500 feet, keeping pace with the industry’s most challenging downhole environments. While we specialize in larger-diameter (2 3/8” and 2 5/8”) coiled tubing units, we also offer 2” and 1 1/4”

diameter solutions to our customers. From April 2014 through December 2021, we have performed approximately 10,700 jobs and deployed more than 244 million running feet of coiled tubing, with a success rate of over 99%.
Geographic Areas of Operation
We operate in all major onshore basins in the United States (the “U.S.”), including the Permian Basin, Marcellus and Utica Shales, Eagle Ford Shale, DJ Basin, SCOOP/STACK Formation, Bakken Formation, and Haynesville Formation as well as the Western Canada Sedimentary Basin in Canada. We provide our services through strategically placed operating facilities located in-basin throughout the U.S. This local presence allows us to quickly respond to customer demands and operate efficiently. Additionally, through our extensive footprint, we are able to track and implement best practices around completion trends and technology across all divisions and geography.
A portion of completion tool revenue is generated from outside of North America. Although we have no facilities outside of North America, international completion tools are an important part of our revenue stream.
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
Additionally, our operations are directly affected by weather conditions. During the winter months (portions of the first and fourth quarters) and periods of heavy snow, ice, or rain, particularly in the northeastern U.S., North Dakota, Rockies, and western Canada, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. Throughout the year, heavy rains adversely affect activity levels because well locations and dirt access roads can become impassible in wet conditions. Weather conditions may also negatively affect our customers’ activity levels.
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
Customers
Our customer base includes a broad range of integrated and independent E&P companies. For the year ended December 31, 2021, our top five customers collectively accounted for approximately 29% of our revenues.
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
Our major competitors include Halliburton Company, Schlumberger Limited, NCS Multistage, NexTier Oilfield Solutions, KLX Energy Services Holdings, Innovex, and a significant number of private and locally-oriented businesses.
Suppliers
We purchase a wide variety of raw materials, parts, and components that are manufactured and supplied for our operations from various suppliers. While we are not dependent on any single supplier for those materials, parts, or components, certain product lines depend on a limited number of third-party suppliers and vendors. During the year ended December 31, 2021, no supplier of the materials used in our services provided over 10% of our materials or equipment as a percentage of overall costs.
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
Employees
As of December 31, 2021, we had 944 employees, all of which were full-time. We are not a party to any collective bargaining agreements.
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
Comprehensive Environmental Response, Compensation, and Liability Act
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several and strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
Worker Health and Safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”), establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. In June 2016, OSHA finalized a regulation regarding crystalline silica exposures, which included requirements that hydraulic fracturing operations implement dust controls to limit exposures to the substance by June 23, 2021. Additionally, the Federal Motor Carrier Safety Administration (the “FMCSA”) regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, and the federal Bureau of Alcohol, Tobacco, Firearms and Explosives establishes requirements for the safe use and storage of explosives. The federal Nuclear Regulatory Commission establishes requirements for the possession and use of radioactive materials, while most states have entered into agreements that allow them to assume licensing and oversight activities for specified classes of such materials. State agencies typically regulate other sources of ionizing and non-ionizing radiation. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.
Transportation Safety and Compliance
At December 31, 2021, we operated a fleet in excess of 515 commercial motor vehicles. As such, we are subject to a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for interstate travel and comparable state regulations for intrastate travel. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

Water Discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the U.S. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In September 2015, the EPA and U.S. Army Corps of Engineers issued a rule defining the scope of federal jurisdiction over wetlands and other waters of the U.S., which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA is undergoing a rulemaking process to redefine the definition of waters of the U.S.; in the interim, the EPA is utilizing the pre-2015 definition. To the extent a future rule expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture, or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of wastewater and storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
Air Emissions
Through the federal Clean Air Act, as amended (“CAA”), and comparable state and local laws and regulations, the EPA regulates emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits.
In June 2016, the EPA finalized regulations establishing New Source Performance Standards, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, President Biden signed a Congressional Review Act (the “CRA”) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA did not address the 2020 Technical Rule.
The EPA has recently taken steps to strengthen its methane standards, including most recently in November 2021, when the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources, and the regulations for new sources would take effect immediately upon issuance of a final rule. The EPA is expected to issue both a supplemental proposed rule, which may expand or modify the current proposed rule, and final rule by the end of 2022.
As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with federal methane regulations are uncertain. However, any new regulations implementing stricter permitting requirements could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
Climate Change
Numerous reports from scientific and governmental bodies, such as the Sixth Assessment Report of the Intergovernmental Panel on Climate Change, have expressed heightened concerns about the impacts of human activity, especially fossil fuel combustion, on the global climate. In turn, governments and civil society are increasingly focused on limiting the emissions of greenhouse gases (“GHGs”), including emissions of carbon dioxide from the use of oil and natural gas. The EPA has determined that emissions of GHGs, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The EPA has established GHG emission reporting requirements for sources in the oil and gas sector and has also promulgated rules requiring certain large stationary sources of GHGs to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Although we are not likely to become subject to GHG emissions permitting and best available control technology requirements because none of our facilities are presently major sources of GHG emissions, such requirements could become applicable to our customers and could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting our business, financial condition, and results of operations.
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the U.S., coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. Although the agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and completed the process of withdrawing from the Paris Agreement on November 4, 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 100 countries have joined the pledge.
Also, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and many states have already established regional GHG “cap-and-trade” programs. The adoption of any legislation or regulation that restricts emissions of GHGs from the equipment and operations of our customers or with respect to the oil and natural gas they produce could adversely affect demand for our products and services. Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.
Hydraulic Fracturing
Our businesses are dependent on hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels.
There is considerable uncertainty surrounding regulation of the emissions of methane, which may be released during hydraulic fracturing. In addition to the EPA’s Subpart OOOO regulations discussed above, other federal agencies have promulgated rules regulating methane. For example, on March 20, 2015, the U.S. Bureau of Land Management (the “BLM”) finalized a rule regulating hydraulic fracturing activities on federal lands, including requirements for the disclosure, wellbore integrity, and handling of flowback water; however, on December 29, 2017, the BLM issued a rescission of the hydraulic fracturing rule. This rescission and the rule as promulgated are subject to ongoing litigation. The BLM also previously finalized in 2016 similar limitations on methane emissions from venting and flaring and leaking equipment from oil and natural gas activities on public lands, but in September 2018 issued a final rule repealing certain provisions of the 2016 rule and reinstating the pre-2016 regulations. The 2016 rule and the rescission were invalidated by separate federal district courts. As a result, future implementation of methane rules by the BLM is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other GHG emissions from the oil and gas industry remains a possibility.
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
Various studies analyzing the potential environmental impacts of hydraulic fracturing have also been performed. For example, the EPA issued a report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. As described elsewhere in this Annual Report, these risks are regulated under various state, federal, and local laws.
Some states, counties, and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York, Vermont, Maryland, and Washington have banned the use of high-volume hydraulic fracturing. Alternatively, some municipalities are, or have considered, zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties, and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects, and results of operations if such additional permitting requirements are imposed upon our industry. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could reduce demand for our business by making it more difficult or costly for certain customers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, the business and operations of our customers could be subject to additional permitting requirements, attendant permitting delays, increased operating and compliance costs and process prohibitions, which could have an adverse effect on our business, financial condition, and results of operations.
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
National Environmental Policy Act
Businesses and operations of our customers that are carried out on federal lands may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the Department of the Interior (the “DOI”), to evaluate major agency actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. On July 16, 2020, the Council on Environmental Quality revised NEPA’s implementing regulations in an effort to streamline approvals for projects. Among other revisions, the rules redefined environmental “effects” or “impacts” as the effects “that are reasonably foreseeable and have a reasonably close causal relationship to the proposed action or alternatives.” The rule also eliminated the current “direct,” “indirect,” or “cumulative” categories of effects. The new regulations are subject to ongoing litigation in several federal district courts, which has been stayed pending an ongoing review of the 2020 rule. On October 6, 2021, the Council on Environmental Quality announced its Phase 1 rule, the first of two planned rules to roll back the 2020 rule. To the extent that our customers’ current activities, as well as proposed plans, on federal lands require governmental permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.
Endangered Species Act and Migratory Bird Treaty Act
The Endangered Species Act (the “ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. In August 2019, the FWS and National Marine Fisheries Service (“NMFS”) issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat. A coalition of states and environmental groups have challenged the three rules and the litigation remains pending. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations; the amended regulations are subject to ongoing litigation. In June 2021, the FWS and NMFS announced plans to begin rulemaking processes to rescind these rules. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the DOI finalized a rule limiting application of the MBTA; however the DOI revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the DOI’s plan to develop regulations that authorize incidental take under certain prescribed conditions. Future implementation of the rules implementing the Endangered Species Act and the MBTA are uncertain. If our customers were to have areas within their business and operations designated as critical or suitable habitat for a protected species, it could decrease demand for our services and have a material adverse effect on our business.

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
•actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members, and other state-controlled oil companies relating to oil price and production levels, including announcements of potential changes to such levels;
•advances in exploration, development, and production technologies or in technologies affecting energy consumption;
•activities by non-governmental organizations to restrict the exploration, development, and production of oil and natural gas so as to minimize emissions of carbon dioxide, a GHG;
•the price and availability of alternative fuels and energy sources;
•global weather conditions and natural disasters; and

•uncertainty in capital and commodities markets and the ability of oil and natural gas producers to access capital.
A decline in oil and natural gas commodity prices may adversely affect the demand for our products and services and the rates we are able to charge.
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies, which are strongly influenced by current and expected oil and natural gas prices. Volatility or weakness in oil and natural gas commodity prices (or the perception that oil and natural gas commodity prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. Historically, oil and natural gas commodity prices have been extremely volatile. During the past five years ending December 31, 2021, the posted price for West Texas Intermediate (“WTI”) oil has ranged from a low of $(36.98) per barrel in April 2020 to a high of $85.64 per barrel in October 2021, and the Henry Hub spot market price of gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. The theme of capital discipline for E&P operators in the energy industry has led to a significant disconnect between commodity prices and market activity. The average WTI price for 2021 was $68.14, an increase of 74% over 2020 and $11.15 higher than 2019 and $2.91 higher than 2018. Average rig count increased by only 10% from 2020 to 2021 and was 49% lower in 2021 than 2019 and 54% lower than 2018. If prices of oil and natural gas decline or our customers do not increase capex and activity levels, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
Significant factors that are likely to affect near-term commodity prices include the extent to which members of OPEC and other oil exporting nations, including Russia, continue to reduce oil export prices and increase production; the effect of U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly Russia, the Middle East, South America and Africa; changes to energy and EPA policies; and overall North American natural gas supply and demand fundamentals, including the pace at which export capacity grows. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Industry Trends and Outlook; Impact of the Coronavirus Pandemic” in Item 7 of Part II of this Annual Report.
The products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. As a result, we may experience lower utilization of, and may be unable to increase rates or be forced to lower our rates for, our equipment and services in weak oil and natural gas commodity price environments. Even with supportive oil and natural gas prices, E&P operator activity may not materially increase, as they remain focused on operating within their capital plans. Moreover, any substantial and unexpected drop in commodity prices in the future, even if the drop is relatively short-lived, or expectations of such a drop or of prolonged weak oil and natural gas commodity price environments, could similarly affect our customers’ expectations and capital spending, which could result in a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.
Reduced discovery rates of new oil and natural gas reserves in our market areas as a result of decreased capital spending may also have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent the reduced number of wells for us to service more than offsets increasing completion activity and intensity.
Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation may adversely affect our financial position and operating results.
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
Inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial position and operating results. Like others in our industry, in 2021 we faced, and we continue to face, cost inflation with both labor and materials, which could offset any price increases for our products and services.
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
Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments, and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Such developments, including environmental activism, initiatives, and related litigation aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. These developments may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.
We face various risks associated with increased activism and related litigation against oil and natural gas exploration and development activities.
Opposition toward oil and natural gas drilling and development activity has been growing globally and is particularly pronounced against companies in the oil and natural gas industry. U.S. oil and gas companies are often the target of activist efforts, campaigns, and related litigation from both individuals and non-governmental organizations regarding safety, human rights, environmental matters, sustainability, climate change, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development. If activism against oil and natural gas exploration and development persists or increases, there could be a material adverse effect on our business, financial condition, and results of operations.
Risks Related to the Coronavirus Pandemic
The coronavirus pandemic and related economic repercussions have had a significant adverse impact on our business and, depending on the duration of the pandemic and its effect on the oil and gas industry, could continue to have a material adverse effect on our business, liquidity, results of operations, and financial condition.
The coronavirus pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in this Annual Report, including those relating to our customers’ capital spending. In addition, the decline in market conditions resulted in goodwill impairment charges of $296.2 million recorded in the first quarter of 2020. While demand for and prices of oil, NGLs, and natural gas have generally improved during 2021 and thus far in 2022 as many travel restrictions, business closures, and other restrictions have been lifted, an increase in infections or the onset of a new variant of the coronavirus could again reduce demand for and prices of oil, NGLs, and gas and thus reduce demand for our products and services. Also depending on the progression of the pandemic, previously-faced challenges may re-emerge, including, but not limited to, inefficiencies and logistical challenges surrounding potential stay-at-home orders and remote work arrangements, travel restrictions, and an inability to commute to certain facilities and job sites, as we provide services and products to our customers.
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
•the challenges to working caused by the coronavirus pandemic and related restrictions, including any testing or vaccine mandates or requirements, may have an impact on our employees’ well-being and morale, which could impact employee retention, productivity, and our culture, and which could lead to a loss of workers and labor shortages;
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
As of December 31, 2021, we had $320.3 million of 8.750% Senior Notes due 2023 (the “Senior Notes”) outstanding, and we had $15.0 million of borrowings under the 2018 ABL Credit Facility (as defined and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report) outstanding. In the first two months of 2022, we borrowed an additional $5.0 million under the 2018 ABL Credit Facility. Subject to the restrictions in the 2018 ABL Credit Facility and the indenture governing the Senior Notes, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Our current or future level of indebtedness could have significant adverse consequences on our business and future prospects, including in the following ways:
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
Additionally, loans to us and our domestic related subsidiaries under the 2018 ABL Credit Facility make us vulnerable to increases in interest rates as our indebtedness under the 2018 ABL Credit Facility will vary with prevailing interest rates. Currently, such loans may be base rate loans or London Interbank Offered Rate (“LIBOR”) loans. LIBOR is the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR, and in March 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (a) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar settings and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The U.S. Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the U.S. Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), which is a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The consequences of these developments with respect to the phase-out of LIBOR cannot be predicted but could include an increase in the cost of our borrowings under the 2018 ABL Credit Facility.
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
The 2018 ABL Credit Facility and the indenture governing our Senior Notes have, and future financing agreements could have, restrictive covenants that could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our debt agreements contain restrictive covenants that limit our ability to, among other things:
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
The oil and natural gas industry is intensely competitive and has been characterized by price erosion for new technologies as additional competing products enter the market. In 2020 we experienced a decline in the pricing and profitability of our dissolvable plug products and, to a lesser extent, our composite plug products. Pricing toward the end of 2021 mostly stabilized; however, any future price declines, future lack of availability of materials, or future increases in prices in materials may harm our business.

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
•blowouts;

•fires;
•cratering;
•loss of well control;
•collapse of the borehole; and
•damaged or lost equipment.
Defects or other performance problems in the products that we sell or services that we offer could result in our customers seeking damages from us for losses associated with these defects or other performance problems. In addition, our services could become a source of spills or release of fluids, including chemicals used during hydraulic fracturing activities, at the site where such services are performed, or could result in the discharge of such fluids into underground formations that were not targeted for fracturing or well completion activities, such as potable aquifers, or at third-party properties. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution, and other environmental damages and could result in a variety of claims, losses, and remedial obligations that could have an adverse effect on our business and results of operations. The existence, frequency, and severity of such incidents could affect operating costs, insurability, and relationships with customers, employees, and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable or otherwise experience material defects in our products or performance problems, which could cause us to lose substantial revenue. In addition, any litigation or claim, even if fully indemnified or insured, could negatively affect our reputation with our customers and the public, which could cause us to lose customers and substantial revenue, make it more difficult for us to compete effectively, or obtain adequate insurance in the future.
Our assets require capital for maintenance, upgrades, and refurbishment, and we may require capital expenditures for new equipment.
Our equipment requires capital investment in maintenance, upgrades, and refurbishment to maintain their competitiveness. For the years ended December 31, 2021 and 2020, we spent approximately $7.4 million and $2.9 million, respectively, on capital expenditures related to maintenance, and we expect to spend approximately $15 million to $20 million on capital expenditures related to maintenance in 2022. Our equipment typically does not generate revenue while it is undergoing maintenance, upgrades, or refurbishment. Any maintenance, upgrade, or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects, and results of operations and may increase costs. In addition, although such projects may require material capital expenditures, there is no assurance that they will generate a positive return.
Risks Related to Our Customers and Suppliers
If we are unable to accurately predict customer demand or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which would reduce gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and potentially loss of market share and damaged customer relationships.
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
Our customers are engaged in the oil and natural gas E&P business, which has been historically volatile. For the year ended December 31, 2021, our five largest customers collectively accounted for approximately 29% of total revenues. If we were to lose several key alliances over a relatively short period of time or if one of our largest customers fails to pay or delays in paying a significant amount of our outstanding receivables, we could experience an adverse impact on our business, financial condition, results of operations, cash flows, and prospects. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
Our operations are subject to stringent federal, state, local, and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, GHGs, air pollution, the environment, occupational health and safety, chemical use and storage, waste management, waste disposal, and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills of hazardous materials onto or into surface or subsurface soils, surface water, or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination, and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions, or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil, or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures, and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance, or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil, or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location, and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects, and results of operations. Additionally, an increase in regulatory requirements or limitations, restrictions, or moratoria on oil and natural gas exploration and completion activities at a federal, state, or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition.
If we do not perform our operations in accordance with government, industry, customer, or our own stringent occupational safety, health, and environmental standards, we could lose business from our customers, many of whom have an increased focus on environmental and safety issues.
We are subject to the oversight of the EPA, the U.S. Department of Transportation (the “DOT”), U.S. Nuclear Regulation Commission, Bureau of Alcohol, Tobacco, Firearms and Explosives, OSHA, and state regulatory agencies that regulate operations to prevent air, soil, and water pollution or to protect against the effects of ionizing radiation. The energy extraction sector is one of the sectors designated for increased enforcement by the EPA, which will continue to regulate our industry in the years to come, potentially resulting in additional regulations that could have a material adverse impact on our business, prospects, or financial condition.
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
Our businesses are dependent on hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For more information on existing regulations and regulatory initiatives relating to hydraulic fracturing, see “Regulatory Matters – Hydraulic Fracturing” in Item 1 of Part I of this Annual Report.
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

Existing or future laws and regulations related to GHGs and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition.
Changes in environmental requirements related to GHG emissions and climate change may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements, including land use policies responsive to environmental concerns (e.g., numerous cities, including San Francisco, CA, and Seattle, WA, have banned the use of natural gas in new construction, and other cities, including New York, NY, are considering similar initiatives). Federal, state, and local agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of GHGs in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition. Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events. If such effects were to occur, they could have an adverse impact on our operations. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning.
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
The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, and limits on vehicle weight and size. For example, in December 2016, the DOT finalized minimum training standards for new drivers seeking a commercial driver’s license, and effective December 2017, the FMCSA has mandated electronic logging devices in all interstate commercial trucks. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency, and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices, and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours, and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state, or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
Risks Related to Technology
Our success may be affected by the use and protection of our proprietary technology as well as our ability to enter into license agreements. There are limitations to our intellectual property rights and, thus, our right to exclude others from the use of our proprietary technology.
Our success may be affected by our development and implementation of new product designs and improvements and by our ability to protect, obtain, and maintain intellectual property assets related to these developments. We rely on a combination of patents and trade secret laws to establish and protect this proprietary technology. We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology, as well as a combination of trade secrets and copyright law, employee and third-party non-disclosure agreements, and other protective measures to protect intellectual property rights pertaining to our products and technologies. In addition, we are a party to and rely on several arrangements with third parties, which give us exclusive distribution rights to certain product offerings with desirable intellectual property assets, and we may enter into similar arrangements in the future. Such measures may not provide meaningful protection of our trade secrets, know-how, or other intellectual property in the event of any unauthorized use, misappropriation, or disclosure. We cannot ensure that competitors will not infringe upon, misappropriate, violate, or challenge our intellectual property rights in the future. Additionally, we cannot ensure that our intellectual property rights will deter or prevent competitors from creating similar purpose products for our customers. If we are not able to adequately protect or enforce our intellectual property rights, such intellectual property rights may not provide significant value to our business, results of operations, or financial condition.
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
We may become involved in dispute resolution proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution proceedings, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate dispute resolution proceedings against us by asserting that our businesses infringe, impair, misappropriate, dilute, or otherwise violate another party’s intellectual property rights. For example, in January 2022, a jury in the Western District of Texas, Waco Division, found that our BreakThru Casing Flotation DeviceTM infringed another party’s intellectual property rights. We intend to appeal the decision. We may not prevail in such appeal or in any dispute resolution proceedings relating to intellectual property rights, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute, or otherwise violate the intellectual property rights of others. Also, as a part of resolving such disputes, we may enter into cross-licenses, which could reduce the value of our existing intellectual property rights. The results or costs of any such dispute resolution proceedings may have an adverse effect on our business, operating results, and financial condition. Any dispute resolution proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable, and could have an adverse effect on our business, regardless of its outcome.
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
SCF VII, L.P. and SCF-VII(A), L.P. (collectively, “SCF”) owned approximately 28% of our outstanding common stock as of December 31, 2021. In addition, certain of our directors are currently employed by SCF. Consequently, SCF is able to strongly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents, and approval of acquisition offers and other significant corporate transactions. In addition, another one of our stockholders beneficially owned approximately 13% of our outstanding common stock as of December 31, 2021. This concentration of ownership by a small group of stockholders will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that other stockholders may not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock. This concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
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
Certain of our directors may have conflicts of interest because they are also affiliates of SCF. The resolution of these conflicts of interest may not be in our or other stockholders’ best interests.
Certain of our directors, namely David C. Baldwin and Andrew L. Waite, are currently officers of SCF’s ultimate general partner. In addition, Mr. Waite is a director of National Energy Reunited Corp., a corporation in which SCF owns an approximate 9% equity interest as of December 31, 2021, and Mr. Baldwin is a director of Select Energy Services, Inc., a corporation in which SCF owns an approximate 15% equity interest as of December 31, 2021. These positions may conflict with such individuals’ duties as one of our directors regarding business dealings and other matters between SCF and us. The resolution of these conflicts may not always be in our or our other stockholders’ best interest.
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
The delivery of our services and products requires personnel with specialized skills and experience, including personnel who can perform physically demanding work, and our success depends, in large part, upon our ability to employ and retain key employees, technical personnel, and other skilled and qualified workers. To attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our liquidity and competitive position, our business, financial condition or results of operations could suffer. Workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment as a result of the volatility in the oilfield service industry and the demanding nature of our work. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the U.S. as a result of the coronavirus pandemic, which is commonly referred to as the “Great Resignation.” There has been a reduction of the available skilled labor force to service the energy industry. To the extent that there is an increase in demand for our products or services, there is no assurance that the availability of skilled labor will improve. If we are unable to employ and retain skilled workers, our capacity and profitability could be diminished, and our growth potential could be impaired.
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
Weather can have a significant impact on demand for our services and products as consumption of energy is seasonal, and any variation from normal weather patterns or cooler or warmer summers and winters can have a significant impact on demand. In addition, adverse weather conditions, such as hurricanes, tropical storms, and severe cold weather, may interrupt or curtail our operations or our customers’ operations, cause supply disruptions, and damage our equipment and facilities, which may or may not be insured. In addition, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events. During the winter months (portions of the first and fourth quarters) and periods of heavy snow, ice, or rain, particularly in the northeastern U.S., Michigan, North Dakota, Wyoming, and western Canada, our customers may delay operations, or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. For the years ended December 31, 2021 and 2020, we generated approximately 0.6% and 0.5%, respectively, of our revenue from our operations in western Canada. Lastly, throughout the year heavy rains adversely affect activity levels because well locations and dirt access roads can become impassible in wet conditions.
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
In 2021, we derived 4.9% of our revenue from sales to customers outside of the U.S. Sales to customers in countries other than the U.S. are subject to various risks, including:
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
We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity, and market price of our common stock.
On January 5, 2022, we received written notification from the NYSE that we no longer satisfy the continued listing compliance standards set forth under Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization was less than $50,000,000 over a consecutive 30 trading-day period that ended on January 3, 2022 and, at the same time, our last reported stockholders’ equity was less than $50,000,000.
In accordance with NYSE procedures, we have submitted a plan to the NYSE demonstrating how we intend to regain compliance with the NYSE’s continued listing standards within 18 months, which is being reviewed by the Listings Operations Committee of the NYSE (the “Listings Committee”). If the Listings Committee does not accept our plan, the NYSE may commence suspension and delisting procedures. If the Listings Committee accepts our plan, our common stock would continue to be listed on the NYSE during the 18-month cure period, subject to our compliance with other continued listing requirements, and we would be subject to quarterly monitoring for compliance with the plan. If we fail to regain compliance during the cure period or if we fail to meet material aspects of the plan, the NYSE may commence suspension and delisting procedures. Further, our common stock could be delisted if the average closing price of our common stock falls below $1.00 per share over a period of 30 consecutive trading days (the “minimum share price condition”) or our common stock trades at an “abnormally low” price. In April 2020, we received written notification from the NYSE that we did not satisfy the minimum share price condition. In June 2020, we regained compliance with this condition; however, there is no assurance that we will be able to continue to do so.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock and thus (i) reduce the number of investors willing to hold or acquire our common stock, which would negatively impact our ability to access equity markets and obtain financing, and (ii) impair our ability to provide equity incentives to our employees.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In 2017, we identified material weaknesses in our internal control over financial reporting, and immaterial misstatements were identified as result. We believe that these material weaknesses have been successfully remediated.
Any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot ensure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may not be able to utilize a portion of our net operating loss carry forwards (“NOLs”) to offset future taxable income for U.S. federal or state tax purposes, which could adversely affect our net income and cash flows.
As of December 31, 2021, we had federal and state income tax NOLs of approximately $436.4 million, which will begin to expire between 2022 and 2034. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382).
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The following table describes the material facilities owned or leased by us as of December 31, 2021.

Location	Basin/Region	Leased or Owned	Principal/Most Significant Use
Houston, TX	—	Leased	Corporate Headquarters/Administrative
Athens, TX	—	Leased	Operations
Baker, MT	Bakken	Owned	Operations/Administrative
Bergen, Norway	—	Leased	Operations
Charleroi, PA	Marcellus/Utica	Leased	Operations
Corpus Christi, TX	—	Leased	Operations/Administrative
Dickinson, ND	Bakken	Leased	Operations/Administrative
El Reno, OK	SCOOP/STACK	Leased	Operations
Fort Worth, TX	—	Leased	Administrative
Hobbs, NM	Permian	Leased	Operations
Jacksboro, TX	Barnett	Leased	Operations
Jacksboro, TX	Barnett	Leased	Operations
Kilgore, TX	Haynesville	Leased	Operations
Lacombe, AB, Canada	WCSB	Leased	Operations/Administrative
Longview, TX	Haynesville	Owned	Operations
Marietta, OH	Marcellus/Utica	Leased	Operations/Administrative
Mead, CO	Rockies	Leased	Operations
Midland, TX	Permian	Leased	Operations
Midland, TX	Permian	Owned	Operations/Administrative
Midland, TX	Permian	Leased	Operations/Administrative
Midland, TX	Permian	Leased	Operations
Monahans, TX	Permian	Leased	Operations/Administrative
Oklahoma City, OK	SCOOP/STACK	Leased	Operations
Pleasanton, TX	Eagle Ford	Leased	Operations
Poolville, TX	—	Owned	Operations
Sweetwater, TX	Permian	Leased	Operations
Tyler, TX	Haynesville	Leased	Operations
Ulster, PA	Marcellus/Utica	Leased	Operations
Williston, ND	Bakken	Owned	Operations
Williston, ND	Bakken	Owned	Operations/Administrative
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Nine Energy Service, Inc.’s common stock is traded on the NYSE under the symbol “NINE.”
Holders
As of March 4, 2022, we had 45 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our repurchases of our equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended December 31, 2021:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2021 – October 31, 2021	235	$1.82	—	—
November 1, 2021 – November 30, 2021	—	—	—	—
December 1, 2021 – December 31, 2021	—	—	—	—
Total	235	$1.82	—	—
(a)     Reflects the number of shares we have withheld to pay taxes upon vesting of restricted stock.
Item 6.    [Reserved]

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
Generally, operators have continued to improve operational efficiencies in completions design, increasing the complexity and difficulty, making oilfield service selection more important. This increase in high-intensity, high-efficiency completions of oil and gas wells further enhances the demand for our services. We compete for the most complex and technically demanding wells in which we specialize, which are characterized by extended laterals, increased stage spacing, multi-well pads, cluster spacing, and high proppant loads. These well characteristics lead to increased operating leverage and returns for us, as we are able to complete more jobs and stages with the same number of units and crews. Service providers for these projects are selected based on their technical expertise and ability to execute safely and efficiently.
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
•Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) before interest, taxes, and depreciation and amortization, further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on the extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.
•Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss or gain on the sale of subsidiaries, (vi) loss or gain on the extinguishment of debt, and (vii) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.
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
Industry Trends and Outlook; Impact of the Coronavirus Pandemic
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. Despite healthier commodity prices in 2021 and thus far in 2022, the majority of public E&P companies are spending less on production growth and remaining focused on capital discipline. Even with an average WTI price of $68.14 in 2021, an increase of 74% over 2020, the average U.S. rig count in 2021 only increased 10% year over year. Overall, U.S. activity was slightly up in 2021 versus 2020. Per the Energy Information Administration (“EIA”), U.S. completions increased approximately 32% in 2021 versus 2020. The Permian Basin continues to be the most active basin in North America with approximately 47% of the total U.S. completions in 2021 according to the EIA.
Although there continues to be a disconnect between commodity price and activity levels in comparison to historical levels, we are optimistic looking into 2022 and 2023. Underinvestment in oil and gas development and an increase in overall global demand coming out of the coronavirus pandemic is creating an undersupplied market and supportive commodity prices for activity growth. Most U.S. operators completed their premium drilled but uncompleted wells inventory in 2021 and will need to drill more wells in order to maintain or increase production levels in 2022, and early indications are that North American capital spending in 2022 will increase in comparison to 2021. As a result, we currently expect net price increases across many service lines throughout 2022; however, the magnitude and timing of potential price increases will depend on a number of factors, and implementing meaningful price increases from very depressed levels is expected to remain very challenging.
Labor constraints will likely remain problematic for the industry, and we expect to have both wage and labor inflation. If activity continues to increase into 2022, we would expect labor and equipment shortages in the market, which could also lead to potential price increases across the industry. Depending on the rate and quantity of rig and frac crew additions, we expect pricing increases, and therefore profitability should increase. However, some if not most of these price increases could potentially be offset by labor and material cost inflation, as well as an inability to complete work due to labor shortages or supply chain constraints. In 2021, the majority of our pricing increases, specifically in coiled tubing and cementing were offset by cost inflation. The market remains extremely volatile as supply chains remain challenged, and labor shortages continue across the United States.
Significant factors that are likely to affect commodity prices moving forward include the extent to which members of OPEC and other oil exporting nations, including Russia, continue to reduce oil export prices and increase production; the effect of energy, monetary, and trade policies of the U.S.; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly Russia, the Middle East, South America and Africa; changes to energy and EPA policies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. As noted above, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans, and uncertainty remains around supply and demand fundamentals.
In addition, the coronavirus pandemic and efforts to mitigate its effects may continue to have a material adverse impact on demand for oil, commodity prices, and our business generally. See “Risk Factors – Risks Related to the Coronavirus Pandemic” in Item 1A of Part I of this Annual Report for more information. During the pandemic, we have maintained our commitment to the safety of our employees, customers, vendors, and community at large, and we have taken, and are continuing to take, a proactive approach to navigating the pandemic. To mitigate exposure and risk, we have implemented processes and procedures across our entire organization based on federal, regional, and local guidelines and mandates, and our Health, Safety & Environment and management teams are in frequent communication with our entire employee base to ensure they are receiving updated guidelines, processes, and procedures. In response to the pandemic, we have implemented the following changes, for example: at the field level, we are working closely with our customers and vendors to update standard operating procedures, based on social distancing, hand washing, and other recommended best practices set forth by the Centers for Disease Control and Prevention; electronic assessments have been employed to check the health of employees prior to reporting to work, to ensure facilities are being properly cleaned and sanitized, and to check visitor health before arrival to our locations; internal case managers have been identified to handle all coronavirus-related cases, and all confirmed and potential cases are tracked through closure; many of our corporate and office employees are working virtually to avoid unnecessary risk and exposure; and we have significantly limited any work-related travel. We are actively monitoring updates from regulatory and government bodies and evolving our strategy accordingly in an effort to keep our workforce and communities healthy.

Results of Operations

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenues	$349,419	$310,851	$38,568
Cost of revenues (exclusive of depreciation and amortization shown separately below)	307,992	302,157	5,835
Adjusted gross profit	$41,427	$8,694	$32,733

General and administrative expenses	$45,301	$49,346	$(4,045)
Depreciation	28,905	32,431	(3,526)
Amortization of intangibles	16,116	16,467	(351)
Impairment of goodwill	—	296,196	(296,196)
Loss on revaluation of contingent liabilities	460	276	184
(Gain) loss on sale of property and equipment	660	(2,857)	3,517
Loss from operations	(50,015)	(383,165)	333,150
Non-operating expenses (income)	14,585	(1,759)	16,344
Loss before income taxes	(64,600)	(381,406)	316,806
Benefit for income taxes	(25)	(2,458)	2,433
Net loss	$(64,575)	$(378,948)	$314,373
Revenues
Revenues increased $38.6 million, or 12%, to $349.4 million in 2021. The increase in comparison to 2020 was in line with a 10% increase in average U.S. rig count and a 32% increase in active frac crews. More specifically, tools revenue increased $21.7 million, or 27%, as completion tools stages increased by 60%. In addition, coiled tubing revenue increased $14.6 million, or 31%, as total days worked increased by 31%, and cementing revenue (including pump downs) increased by $11.6 million, or 11%, as total cement job count increased 22%, in each case in comparison to 2020. The overall increase in revenue was partially offset by a decrease in wireline revenue of $9.3 million, or 11%, as total completed wireline stages decreased by 3%, in each case, in comparison to 2020. Looking ahead, we remain optimistic on the outlook for the dissolvable plug market and its continued growth, and we currently expect that our dissolvable technology, which offers a greener solution for our customers, as well as our broader portfolio of completion tools will be a growth driver for us moving forward.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $5.8 million, or 2%, to $308.0 million in 2021. The increase in comparison to 2020 was prevalent across all lines of service and was primarily related to increased activity coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was primarily related to a $10.1 million increase in materials installed and consumed while performing services and a $3.3 million increase in repairs and maintenance and other costs, in comparison to 2020. The overall increase was partially offset by a $3.1 million decrease in bad debt expense and a $2.1 million decrease in cost of revenue type restructuring costs, in comparison to 2020. The overall increase was also partially offset by a $1.3 million decrease in employee costs between periods and $1.1 million in non-cash facility lease costs in 2020 that did not recur in 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $32.8 million to $41.4 million in 2021 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $4.0 million to $45.3 million in 2021. The decrease in comparison to 2020 was primarily related to a $3.2 million decrease in employee costs mainly due to salary and stock-based compensation reductions, a $1.2 million decrease in general and administrative type restructuring costs, and a $1.0 million decrease in other general and administrative expenses such as vehicle and office costs in comparison to 2020. The overall decrease was partially offset by a $1.4 million increase in professional fees between periods.
Depreciation
Depreciation expense decreased $3.5 million to $28.9 million in 2021. The decrease in comparison to 2020 was associated with all lines of service and was primarily due to certain assets becoming fully depreciated in recent periods.
Amortization of Intangibles
We recorded $16.1 million in intangible amortization in 2021 and $16.5 million in intangible amortization in 2020, in each case, primarily attributable to technology and customer relationships. The $0.4 million decrease is related to certain intangible assets being fully amortized in 2021.
Impairment of Goodwill
In 2020, we recorded goodwill impairment charges of $296.2 million in our tools, cementing, and wireline reporting units due to sharp declines in global crude oil demand, an economic recession associated with the coronavirus pandemic, sharp declines in oil and natural gas prices, and an increased weighted average cost of capital driven by a reduction in our stock price and the Level 2 fair value of our Senior Notes. These goodwill impairment charges did not recur in 2021 because goodwill was fully impaired in 2020.
(Gain) Loss on Revaluation of Contingent Liabilities
We recorded a $0.5 million loss on the revaluation of contingent liabilities in 2021 compared to a $0.3 million loss on the revaluation of contingent liabilities recorded in 2020. The $0.2 million change was primarily related to a $1.0 million increase in the value of the earnout associated with our acquisition Frac Technology AS between periods. The change was partially offset by a $0.8 million loss on the revaluation of contingent liabilities associated with the Magnum Earnout (as defined in Note 9 – Debt Obligations included in Item 8 of Part II of this Annual Report) in 2020 that did not recur in 2021. The Magnum Earnout was terminated in the second quarter of 2020.
Non-Operating Expenses (Income)
We recorded $14.6 million in non-operating expenses in 2021 compared to $1.8 million in non-operating income for 2020. The $16.4 million decrease in non-operating income was primarily related to a $20.2 million reduction in gains on the extinguishment of debt related to the repurchase of Senior Notes in 2021 compared to 2020, coupled with a $0.4 million reduction in interest and other income between periods. The overall decrease in non-operating income is partially offset by a $4.2 million reduction in interest expense mainly due to a reduced debt balance attributable to repurchases of Senior Notes in recent periods.
Provision (Benefit) for Income Taxes
Our effective tax rate was .01% for 2021 and 0.6% for 2020. Our tax benefit for 2021 is primarily the result of our tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $31.0 million to $5.2 million for 2021. The Adjusted EBITDA increase is primarily due to the changes in revenue and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define EBITDA as net income (loss) before interest, taxes, depreciation, and amortization.
We define Adjusted EBITDA as EBITDA further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on the extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
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
The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Year Ended December 31,
	2021	2020
	(in thousands)
EBITDA reconciliation:
Net loss	$(64,575)	$(378,948)
Interest expense	32,527	36,759
Interest income	(26)	(615)
Benefit for income taxes	(25)	(2,458)
Depreciation	28,905	32,431
Amortization of intangibles	16,116	16,467
EBITDA	$12,922	$(296,364)
Adjusted EBITDA reconciliation:
EBITDA	$12,922	$(296,364)
Impairment of goodwill	—	296,196
Transaction and integration costs	—	146
Loss on revaluation of contingent liabilities (1)	460	276
Gain on extinguishment of debt	(17,618)	(37,841)
Restructuring charges	1,588	4,907
Stock-based compensation expense	5,406	9,744
(Gain) loss on sale of property and equipment	660	(2,857)
Legal fees and settlements (2)	1,809	39
Adjusted EBITDA	$5,227	$(25,754)
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

Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss or gain on the sale of subsidiaries, (vi) loss or gain on the extinguishment of debt, and (vii) the provision or benefit for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis.
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
The following table provides an explanation of our calculation of ROIC for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss	$(64,575)	$(378,948)
Add back:
Impairment of goodwill	—	296,196
Transaction and integration costs	—	146
Interest expense	32,527	36,759
Interest income	(26)	(615)
Restructuring charges	1,588	4,907
Gain on extinguishment of debt	(17,618)	(37,841)
Benefit for deferred income taxes	—	(1,588)
After-tax net operating loss	$(48,104)	$(80,984)
Total capital as of prior period-end:
Total stockholders’ equity	$20,409	$389,877
Total debt	348,637	400,000
Less cash and cash equivalents	(68,864)	(92,989)
Total capital as of prior period-end	$300,182	$696,888
Total capital as of period-end:
Total stockholders’ equity	$(39,267)	$20,409
Total debt	337,436	348,637
Less cash and cash equivalents	(21,509)	(68,864)
Total capital as of period-end	$276,660	$300,182
Average total capital	$288,421	$498,535
ROIC	-16.7%	-16.2%

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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss).

	Year Ended December 31,
	2021	2020
	(in thousands)
Calculation of gross loss
Revenues	$349,419	$310,851
Cost of revenues (exclusive of depreciation and amortization shown separately below)	307,992	302,157
Depreciation (related to cost of revenues)	26,882	30,161
Amortization of intangibles	16,116	16,467
Gross loss	$(1,571)	$(37,934)
Adjusted gross profit reconciliation:
Gross loss	$(1,571)	$(37,934)
Depreciation (related to cost of revenues)	26,882	30,161
Amortization of intangibles	16,116	16,467
Adjusted gross profit	$41,427	$8,694

Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operating activities and, if needed, external borrowings and issuances of debt securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, fund our working capital requirements and historically, fund acquisitions. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases (including with respect to our Senior Notes) when it is opportunistic to do so to manage our debt maturity profile. In addition, we continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
Although we do not budget for acquisitions, pursuing growth through acquisitions may continue to be a part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
In 2022, our planned capital expenditure budget, excluding possible acquisitions, is expected to be between $20.0 million to $30.0 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives.
At December 31, 2021, we had $21.5 million of cash and cash equivalents and $43.2 million of availability under the 2018 ABL Credit Facility, which resulted in a total liquidity position of $64.7 million. We expect our total liquidity position to continue to erode, due in large part to semi-annual interest payments ($14.0 million each) on the Senior Notes. Based on our current forecasts, we believe that cash on hand, together with cash flow from operations, and current and any potential future borrowings under the 2018 ABL Credit Facility, should be sufficient to meet our cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations and planned capital expenditures and commitments for at least the next twelve months from the issuance date of our consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on improved financial performance and the ever changing market.
At December 31, 2021, we had $15.0 million of borrowings under the 2018 ABL Credit Facility and borrowed an additional $5.0 million in the first two months of 2022. Approximately $28.4 million and $23.3 million in interest payments for both the Senior Notes and the 2018 ABL Credit Facility are due in 2022 and 2023, respectively. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of December 31, 2021, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023. Our plans to satisfy these obligations include refinancing or restructuring our indebtedness, seeking additional sources of capital, selling assets, or a combination thereof. Any such transactions may involve the issuance of additional equity or convertible debt securities that could result in material dilution to our stockholders, and these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. Our ability to successfully execute these plans is dependent on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, and certain financial, business and other factors, many of which are beyond our control. There can be no assurance that we will succeed in executing these plans. If unsuccessful, we will not have sufficient liquidity and capital resources to repay our indebtedness when it matures, or otherwise meet our long-term cash requirements beyond the next twelve months.
Senior Notes
On October 25, 2018, we issued $400.0 million of 8.750% Senior Notes under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as Trustee. As of December 31, 2021, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes bear interest at annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. Based on current amounts outstanding as of December 31, 2021, the semi-annual interest payments are $14.0 million each. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.

The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at December 31, 2021.
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
We repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash for the year ended December 31, 2021. We also repurchased approximately $53.3 million of Senior Notes at a repurchase price of approximately $14.6 million in cash for the year ended December 31, 2020.
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
Loans to us and our domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or LIBOR loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans vary from 0.75% to 1.25% and the applicable margin for LIBOR loans or CDOR loans vary from 1.75% to 2.25% in each case depending on our leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement as of December 31, 2021.
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
At December 31, 2021, we had $15.0 million of borrowings under the 2018 ABL Credit Facility, and our availability under the 2018 ABL Credit Facility was approximately $43.2 million, net of outstanding letters of credit of $0.5 million. We borrowed an additional $5.0 million under the 2018 ABL Credit Facility in the first two months of 2022.

Cash Flows
Our cash flows for the years ended December 31, 2021, and 2020 are presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating activities	$(40,416)	$(4,901)
Investing activities	(11,921)	(1,778)
Financing activities	5,048	(17,385)
Impact of foreign exchange rate on cash	(66)	(61)
Net change in cash and cash equivalents	$(47,355)	$(24,125)
Operating Activities
Net cash used in operating activities was $40.4 million in 2021 compared to $4.9 million in net cash used in operating activities in 2020. The $35.5 million increase in net cash used in operating activities was primarily a result of a $62.2 million decrease in the change in working capital, including an increase in accounts receivable from increased product and service sales, which has the effect of lagging cash collections, in comparison to 2020. The overall increase in net cash used in operating activities was partially offset by an increase of $26.7 million in cash flow provided by operations, adjusted for any non-cash items, in comparison to 2020.
Investing Activities
Net cash used in investing activities was $11.9 million in 2021 compared to $1.8 million in net cash used in investing activities in 2020. The $10.1 million increase in net cash used in investing activities was primarily related to a $6.0 million increase in cash purchases of property and equipment in comparison to 2020, coupled with a $4.1 million decrease in proceeds from the sale of property and equipment (including insurance) between periods.
Financing Activities
Net cash provided by financing activities was $5.0 million in 2021 compared to $17.4 million in net cash used in financing activities in 2020. The $22.4 million increase in net cash provided by financing activities was primarily related to $15.0 million in proceeds from the 2018 ABL Credit Facility in 2021 that did not occur in 2020. The overall increase in net cash provided by financing activities was also partly attributed to a $6.1 million decrease in purchases of the Senior Notes and a $1.2 million reduction in payments of contingent liabilities between periods.
Critical Accounting Estimates
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
We consider the significant accounting policies identified below to be “critical accounting estimates” due to the following:
•The policies are dependent on estimates and assumptions made by us about matters that are inherently uncertain.
•The policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.
For additional information on our significant accounting policies, see Note 2 – Significant Accounting Policies included in Item 8 of Part II of this Annual Report.

Property and Equipment
Property and equipment is stated at cost and depreciated under the straight-line method over the estimated useful life of the asset. Equipment held under finance leases is stated at the present value of its future minimum lease payments and is depreciated under the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Estimated useful lives requires significant judgment which is influenced by our historical experience in operating property and equipment, technological developments, and expectations of future demand. Should our estimates be too long or too short, we could report a disproportionate amount of losses or gains from sale or retirement.
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
Recognition of Provisions for Contingencies
In the ordinary course of business, we are subject to various claims, suits, and complaints. We, in consultation with internal and external advisors, will provide for a contingent loss in the financial statements if it is probable that a liability has been incurred at the date of the financial statements and the amount can be reasonably estimated. Reasonable estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. If it is determined that the reasonable estimate of the loss is a range and that there is no best estimate within the range, provision will be made for the lower amount of the range. If the actual settlement costs, final judgments, or fines, after appeals, differ from our estimates, there may be a material adverse effect on our future financial results.
Stock-based Compensation and Fair Market Value Determination
We account for awards of stock-based compensation at fair value on the date granted to employees and recognize the compensation expense in the financial statements over the requisite service period. Forfeitures are recorded as they occur. All stock-based compensation expense is recorded using the straight-line method and is included in “General and administrative expenses” in our Consolidated Statements of Income and Comprehensive Income (Loss).
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nine Energy Service, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nine Energy Service, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income (loss), consolidated statements of stockholders’ equity, and consolidated statements of cash flow for the years then ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.
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
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company has outstanding borrowings under its ABL Credit Facility and Senior Notes that mature in 2023. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.
/s/ PricewaterhouseCoopers LLP
Houston, TX
March 7, 2022
We have served as the Company’s auditor since 2011.

NINE ENERGY SERVICE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$21,509	$68,864
Accounts receivable, net	64,025	41,235
Income taxes receivable	1,393	1,392
Inventories, net	42,180	38,402
Prepaid expenses and other current assets	10,195	16,270
Total current assets	139,302	166,163
Property and equipment, net	86,958	102,429
Operating lease right of use assets, net	35,117	36,360
Finance lease right of use assets, net	1,445	1,816
Intangible assets, net	116,408	132,524
Other long-term assets	2,383	3,308
Total assets	$381,613	$442,600
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,680	$18,140
Accrued expenses	18,519	17,139
Current portion of long-term debt	2,093	844
Current portion of operating lease obligations	6,091	6,200
Current portion of finance lease obligations	1,070	1,092
Total current liabilities	56,453	43,415
Long-term liabilities
Long-term debt	332,314	342,714
Long-term operating lease obligations	30,435	32,295
Long-term finance lease obligations	65	1,109
Other long-term liabilities	1,613	2,658
Total liabilities	420,880	422,191
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $0.01 par value; 32,826,325 and 31,557,809 shares issued and outstanding at December 31, 2021 and 2020 respectively)	328	316
Additional paid-in capital	773,350	768,429
Accumulated other comprehensive loss	(4,535)	(4,501)
Accumulated deficit	(808,410)	(743,835)
Total stockholders’ equity	(39,267)	20,409
Total liabilities and stockholders’ equity	$381,613	$442,600
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenues
Service	$248,618	$231,719
Product	100,801	79,132
	349,419	310,851
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	228,290	220,960
Product	79,702	81,197
General and administrative expenses	45,301	49,346
Depreciation	28,905	32,431
Amortization of intangibles	16,116	16,467
Impairment of goodwill	—	296,196
Loss on revaluation of contingent liabilities	460	276
(Gain) loss on sale of property and equipment	660	(2,857)
Loss from operations	(50,015)	(383,165)
Interest expense	32,527	36,759
Interest income	(26)	(615)
Gain on extinguishment of debt	(17,618)	(37,841)
Other income	(298)	(62)
Loss before income taxes	(64,600)	(381,406)
Benefit for income taxes	(25)	(2,458)
Net loss	$(64,575)	$(378,948)
Loss per share
Basic	$(2.13)	$(12.74)
Diluted	$(2.13)	$(12.74)
Weighted average shares outstanding
Basic	30,302,925	29,744,830
Diluted	30,302,925	29,744,830
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(34)	$(34)
Total other comprehensive loss, net of tax	(34)	(34)
Total comprehensive loss	$(64,609)	$(378,982)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit)	Equity
Stockholders’ equity as of December 31, 2019	30,555,677	$306	$758,853	$(4,467)	$(364,815)	$389,877
Cumulative effect adjustment of lease implementation	—	—	—	—	(72)	(72)
Issuance of common stock under stock compensation plan, net of forfeitures	1,151,915	11	(11)	—	—	—
Stock-based compensation expense	—	—	9,744	—	—	9,744
Vesting of restricted stock	(149,783)	(1)	(157)	—	—	(158)
Other comprehensive loss	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(378,948)	(378,948)
Stockholders’ equity as of December 31, 2020	31,557,809	$316	$768,429	$(4,501)	$(743,835)	$20,409
Issuance of common stock under stock compensation plan, net of forfeitures	1,457,626	14	(14)	—	—	—
Stock-based compensation expense	—	—	5,406	—	—	5,406
Vesting of restricted stock	(189,110)	(2)	(471)	—	—	(473)
Other comprehensive loss	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(64,575)	(64,575)
Stockholders’ equity as of December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(64,575)	$(378,948)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	28,905	32,431
Amortization of intangibles	16,116	16,467
Amortization of operating leases	8,020	8,897
Amortization of deferred financing costs	2,602	2,836
Provision for (recovery for) doubtful accounts	(229)	2,820
Benefit for deferred income taxes	—	(1,588)
Provision for inventory obsolescence	4,831	8,957
Impairment of goodwill	—	296,196
Impairment of operating lease	—	466
Stock-based compensation expense	5,406	9,744
Gain on extinguishment of debt	(17,618)	(37,841)
(Gain) loss on sale of property and equipment	660	(2,857)
Loss on revaluation of contingent liabilities	460	276
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	(22,540)	52,914
Inventories, net	(8,608)	13,600
Prepaid expenses and other current assets	3,350	1,368
Accounts payable and accrued expenses	12,447	(25,456)
Income taxes receivable/payable	—	(732)
Other assets and liabilities	(9,643)	(4,451)
Net cash used in operating activities	(40,416)	(4,901)
Cash flows from investing activities
Proceeds from sales of property and equipment	3,492	6,402
Proceeds from property and equipment casualty losses	—	1,237
Purchases of property and equipment	(15,413)	(9,417)
Net cash used in investing activities	(11,921)	(1,778)
Cash flows from financing activities
Proceeds from 2018 ABL Credit Facility	15,000	—
Purchases of Senior Notes	(8,355)	(14,561)
Payments on Magnum Promissory Notes	(844)	(281)
Proceeds from short-term debt	1,513	—
Payments of short-term debt	(545)	—
Payments on finance leases	(1,094)	(995)
Payments of contingent liabilities	(154)	(1,390)
Vesting of restricted stock	(473)	(158)
Net cash provided by (used in) financing activities	5,048	(17,385)
Impact of foreign currency exchange on cash	(66)	(61)
Net decrease in cash and cash equivalents	(47,355)	(24,125)
Cash and cash equivalents

	Year Ended December 31,
	2021	2020
Cash and cash equivalents at beginning of period	68,864	92,989
Cash and cash equivalents at end of period	$21,509	$68,864

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,085	$34,421
Cash refunded for income taxes	$24	$540
Termination of contingent liability related to business acquisition	$—	$3,375
Capital expenditures in accounts payable and accrued expenses	$63	$747
Receivable from property and equipment sale (including insurance)	$497	$3,223
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
The Company’s chief operating decision maker, which is its Chief Executive Officer, and its board of directors allocate resources and assess performance based on financial information presented at a consolidated level. Accordingly, the Company determined that it operates as one reportable segment, known as Completion Solutions.
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. In 2020, the coronavirus pandemic, coupled with production disputes amongst the Organization of the Petroleum Exporting Countries and other oil producing nations, led to a massive decline in the demand for oil and a risk of a substantial increase in supply, which led to extreme activity levels and pricing declines across all of the Company’s service offerings for the entire year. Although oil and natural gas prices rebounded in 2021, the Company’s publicly-traded customers remained committed to capital discipline, and activity only moderately increased. As pricing for its products and services continued to remain depressed as a result of this level of activity, the Company focused on strategically implementing modest price increases where it was able to do so without sacrificing its market share of customers. Thus, even with further improvements in commodity prices, the Company’s business in the near or medium term may not improve materially or at all depending on, among other things, the Company’s customers’ activity plans, its ability to implement price increases, the impact of wage and labor inflation, labor shortage and supply constraints, and the Company’s ability to find and retain qualified personnel. In addition, the coronavirus pandemic continues to present a significant threat to employees’ well-being and morale, which could impact employee retention and productivity.
Liquidity
Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. At December 31, 2021, the Company had $21.5 million of cash and cash equivalents and $43.2 million of remaining availability under the 2018 ABL Credit Facility (as defined in Note 9 – Debt Obligations) which resulted in a total liquidity position of $64.7 million. The Company expects its liquidity position to continue to erode in 2022, due in large part to semi-annual interest payments of $14.0 million each, due on its Senior Notes (as defined in Note 9 – Debt Obligations). Based on its current forecasts, the Company believes that cash on hand, together with cash flow from operations, and current and any potential future borrowings under the 2018 ABL Credit Facility should be sufficient to meet its cash requirements inclusive of, but not limited to, normal operating needs, debt service obligations, and planned capital expenditures and commitments for at least the next twelve months from the issuance date of its consolidated financial statements. However, the Company can make no assurance regarding its ability to achieve its forecasts, which are materially dependent on improved financial performance and the ever-changing market.
At December 31, 2021, the Company had $15.0 million borrowings under the 2018 ABL Credit Facility and borrowed an additional $5.0 million in the first two months of 2022. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of December 31, 2021, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023. Management’s plans to satisfy these obligations include refinancing or restructuring the Company’s indebtedness, seeking additional sources of capital, selling assets, or a combination thereof. The Company’s ability to successfully execute these plans is dependent on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, and other factors, many of which are beyond the Company’s control. There can be no assurances the Company will succeed in executing these plans. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures.

2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, include the accounts of Nine and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Such estimates include fair value assumptions used in analyzing long-lived assets for possible impairment, useful lives used in depreciation and amortization expense, recognition of provisions for contingencies, and stock-based compensation fair value. It is at least reasonably possible that the estimates used will change within the next year.
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification Topic 606 (“ASC 606”) when products are received by a customer’s domestic common carrier at the Company’s facility or when the product is received by the customer’s international carrier. The Company believes this recognition policy reflects the point at which the customer obtains control of the product as required by ASC 606.
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
For information regarding the Company’s revenue, see Note 3 – Revenues.
Leases
The Company determines if an arrangement is a lease at inception. To the extent an arrangement represents a lease, the Company classifies that lease as an operating lease or a finance lease under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and its related ASUs (“ASC 842”).
The Company capitalizes operating leases on its Consolidated Balance Sheets through a Right of Use (“ROU”) asset and a corresponding lease liability. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the operating lease. Operating lease ROU assets and obligations are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term utilizing an interest rate that the Company would have incurred to borrow over a similar term the funds necessary to purchase the leased asset. Operating leases are included in “Operating lease right of use assets, net,” “Current portion of operating lease obligations,” and “Long-term operating lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020. Lease expense for operating leases is recognized on a straight-line basis over the lease term for 2021 and 2020.
Accounting for finance leases under ASC 842 remained unchanged from previous accounting guidance and are included in the line items “Finance lease right of use assets, net,” “Current portion of finance lease obligations,” and “Long-term finance lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020.
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
Foreign Currency
The Company’s functional currency is the United States Dollar (“USD”). The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Revenues and expenses of the subsidiary have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the date of the Company’s Consolidated Balance Sheets. The resulting translation gain and loss adjustments have been recorded as a separate component of other comprehensive income (loss) in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) and its Consolidated Statements of Stockholders’ Equity.
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
The Company had $64.0 million and $41.2 million of “Accounts receivable, net” at December 31, 2021 and 2020, respectively. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable, which is included in “Accounts receivable, net” on the Company’s Consolidated Balance Sheets. The Company had an allowance for doubtful accounts of $2.8 million and $3.4 million at December 31, 2021 and 2020, respectively. Bad debt expense recovery was $0.2 million for the year ended December 31, 2021, and bad debt expense was $2.8 million for the year ended December 31, 2020.
Concentration of Credit Risk
The Company derives a significant portion of its revenues from companies in the exploration and production (“E&P”) industry, and its customer base includes a broad range of integrated and independent domestic E&P companies and international E&P companies operating in the markets that the Company serves. While current energy prices are important contributors to positive cash flow for the customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development, and production activity as well as the entire health of the oil and natural gas industry and can therefore negatively impact spending by the Company’s customers. No customer accounted for more than 10% of the revenues for the year ended December 31, 2021. One customer accounted for more than 10% of revenues for the year ended December 31, 2020.
Concentration of Supplier Risk
Purchases during the years ended December 31, 2021 and 2020 did not include purchases from any supplier that individually represented more than 10% of total operating purchases.
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
In the first quarter of 2020, with a significant reduction in exploration and production capital budgets and activity, primarily driven by sharp declines in global crude oil demand and an economic recession associated with the coronavirus pandemic, as well as sharp declines in oil and natural gas prices, the Company determined that the carrying amount of long-lived assets (inclusive of definite-lived intangible assets and property and equipment) associated with its asset groups may not be recoverable. As such, the Company performed an impairment assessment of long-lived assets in its asset groups under Accounting Standards Codification 360, Property, Plant and Equipment at March 31, 2020, based on its best internal projections and the likelihood of various outcomes. Based on its assessment, the Company determined that the estimated future undiscounted cash flows derived from long-lived assets associated with its asset groups exceeded the carrying amount of long-lived assets associated with its asset groups, and no impairment to long-lived assets was required.
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
In the first quarter of 2020, in connection with an interim goodwill impairment test, the Company recorded goodwill impairment charges of $296.2 million in its tools, cementing, and wireline reporting units due to sharp declines in global crude oil demand, an economic recession associated with the coronavirus pandemic, sharp declines in oil and natural gas prices, and an increased weighted average cost of capital driven by a reduction in the Company’s stock price and the Level 2 fair value of its Senior Notes.
For additional information on goodwill impairment charges, see Note 7 – Intangible Assets and Goodwill.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, taking into effect, if any, the exercise of potentially dilutive stock options assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented as well as potentially dilutive restricted stock, restricted stock units, and performance stock units. There was no dilutive effect for the years ended December 31, 2021 and 2020 as the Company was in a net loss position for those years. For additional information on earnings (loss) per share, see Note 14 – Earnings (Loss) Per Share.
Accounting Pronouncements Recently Adopted
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements included in this Annual Report.
Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public businesses for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect the standard to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the current incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 is effective for Securities and Exchange Commission filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the standard to have a material impact on its consolidated financial statements.

3. Revenues
Disaggregation of Revenues
Disaggregated revenue for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cement	$114,181	$102,631
Tools	100,801	79,132
Wireline	72,436	81,684
Coiled tubing	62,001	47,404
Total revenues	$349,419	$310,851

	Year Ended December 31,
	2021	2020
	(in thousands)
Service (1)	$248,618	$231,719
Product (1)	100,801	79,132
Total	$349,419	$310,851
(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At December 31, 2021 and December 31, 2020, the amount of remaining performance obligations were not material.
Contract Balances
At December 31, 2021 and December 31, 2020, contract assets and contract liabilities were not material.
4. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $9.0 million and $13.3 million at December 31, 2021 and 2020, respectively.
Inventories, net as of December 31, 2021 and 2020 were comprised of the following:

	December 31,
	2021	2020
	(in thousands)
Raw materials	$31,153	$33,361
Work in progress	675	367
Finished goods	19,323	17,952
Inventories	51,151	51,680
Reserve for obsolescence	(8,971)	(13,278)
Inventories, net	$42,180	$38,402

5. Property and Equipment
Property and equipment amounts as of December 31, 2021 and 2020 were as follows:

		December 31,
	Estimated Useful Lives	2021	2020
		(in thousands)
Operating equipment	1 to 12 years	$299,602	$296,491
Autos and trucks	1 to 7 years	4,168	4,102
Furniture, fixtures, and equipment	2 to 12 years	4,059	4,100
Shop equipment	3 to 15 years	14,555	13,558
Buildings	7 to 39 years	8,994	8,489
Leasehold improvements	3 to 11 years	1,443	1,320
Land	indefinite	828	791
		333,649	328,851
Less: Accumulated depreciation		(246,691)	(226,422)
Property and equipment, net		$86,958	$102,429
Depreciation expense was $28.9 million and $32.4 million for the years ended December 31, 2021 and 2020, respectively.
6. Leases
On December 31, 2020, the Company adopted ASC 842 with an effective date of January 1, 2020. The cumulative effect on retained earnings upon adoption was not material. Under ASC 842, the Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. Lease with an initial term greater than 12 months are recognized in the Company’s Consolidated Balance Sheets based on lease classification as either operating or financing. Some of the Company’s lease agreements include lease and non-lease components for which the Company has elected to not separate for all classes of underlying assets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may sublease its real estate to third parties, subject to certain provision of the lease, when it has no future use for the property.
Operating Leases
As a lessee, the Company’s operating lease portfolio primarily consists of operating leases for equipment, vehicles, office space, yard facilities, and employee housing. Operating lease ROU assets and operating lease obligations are recognized based on the present value of the future minimum lease payments at commencement date. As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the lease information available at the commencement date in determining the present value of future payments. The incremental borrowing rate utilized is based upon the interest rate associated with the Company’s 2018 ABL Credit Facility which is utilized to fund its working capital needs and planned capital expenditures. The Company’s leases have remaining terms of one to ten years and may include options to extend or terminate the lease. The operating lease ROU assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred.
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
Operating leases are included in “Operating lease right of use assets, net,” “Current portion of operating lease obligations,” and “Long-term operating lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020.
Finance Leases
Finance leases are included in the line items “Finance lease right of use assets, net,” “Current portion of finance lease obligations,” and “Long-term finance lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020.
Additional Information
The following table summarizes the components of the Company’s lease expense recognized for the year ended December 31, 2021 and 2020, excluding variable lease and prepaid rent costs:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease expense
Operating lease right of use assets	$8,020	$8,897
Operating lease non right of use assets	6,201	5,795
Total operating lease expense	$14,221	$14,692

Finance lease expense
Depreciation of right of use assets	$399	$321
Interest on lease obligations	162	257
Total finance lease expense	$561	$578
Operating lease expense is included in the line items “Cost of revenues” and “General and administrative expenses” in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020.
Supplemental information related to leases was as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Operating leases
Weighted average remaining lease term	6.4	7.0
Weighted average discount rate	5.0%	5.0%

Finance leases
Weighted average remaining lease term	1.0	2.0
Weighted average discount rate	9.8%	9.3%

Supplemental balance sheet information related to leases was as follows as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Operating lease right of use assets
Operating lease right of use assets, gross	$45,853	$43,061
Less: Accumulated amortization	(10,736)	(6,701)
Operating lease right of use assets, net	$35,117	$36,360

Operating lease obligations
Current portion of operating lease obligations	$6,091	$6,200
Long-term operating lease obligations	30,435	32,295
Total operating lease obligations	$36,526	$38,495

Finance lease right of use assets
Finance lease right of use assets, gross	$2,980	$2,952
Less: Accumulated depreciation	(1,535)	(1,136)
Finance lease right of use assets, net	$1,445	$1,816

Finance lease obligations
Current portion of finance lease obligations	$1,070	$1,092
Long-term finance lease obligations	65	1,109
Total finance lease obligations	$1,135	$2,201
Future annual minimum lease payments as of December 31, 2021 were as follows:

	Operating Lease Right of Use Obligations	Finance Leases	Total
	(in thousands)
2022	$7,745	$1,137	$8,882
2023	7,427	66	7,493
2024	6,034	—	6,034
2025	5,371	—	5,371
2026	5,163	—	5,163
Thereafter	10,940	—	10,940
Total lease payments	$42,680	$1,203	$43,883
Less: present value discount	(6,154)	(68)	(6,222)
Present value of lease obligations	$36,526	$1,135	$37,661

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$8,124	$8,592
Operating cash flows from finance leases	$399	$321
Financing cash flows from finance leases	$1,094	$995

Right of use assets obtained in exchange for lease obligations:
Operating leases	$5,059	$1,099
Finance leases	$28	$—
7. Intangible Assets and Goodwill
Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(45,187)	$18,083	5.3
Non-compete agreements	6,500	(5,766)	734	2.0
Technology	125,110	(28,519)	96,591	11.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(79,472)	$116,408

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(38,084)	$25,186	5.5
Non-compete agreements	6,500	(5,366)	1,134	2.8
Technology	125,110	(19,906)	105,204	12.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(63,356)	$132,524
Amortization of Intangibles
Amortization of intangibles was $16.1 million and $16.5 million for the years ended December 31, 2021 and 2020, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2022	$13,463
2023	11,516
2024	11,183
2025	11,183
2026	11,082
Thereafter	56,981
$115,408
Goodwill
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
As such, based on its Level 3 fair value determination in connection with the interim goodwill impairment test under ASC 350, the Company recorded goodwill impairment charges of $296.2 million in the first quarter of 2020 associated with its tools, cementing, and wireline reporting units. These charges represented a full write-off of goodwill and were due to the events described above, coupled with an increased weighted average cost of capital driven by a reduction in the Company’s stock price and the Level 2 fair value of its Senior Notes. These goodwill impairment charges are included in the line item “Impairment of goodwill” in the Company’s Consolidated Statement of Income and Comprehensive Income (Loss) for the year ended December 31, 2020.
8. Accrued Expenses
Accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued interest	4,980	5,313
Accrued compensation and benefits	6,897	5,430
Accrued bonus	1,125	—
Accrued legal fees and settlements	1,076	165
Other accrued expenses	4,441	6,231
Accrued expenses	$18,519	$17,139

9. Debt Obligations
The Company’s debt obligations as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Senior Notes	$320,343	$346,668
2018 ABL Credit Facility	15,000	—
Magnum Promissory Notes	1,125	1,969
Other short-term debt	968	—
Total debt before deferred financing costs	$337,436	$348,637
Deferred financing costs	(3,029)	(5,079)
Total debt	$334,407	$343,558
Less: Current portion of long-term debt	(2,093)	(844)
Long-term debt	$332,314	$342,714
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at December 31, 2021.
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
Unamortized deferred financing costs associated with the Senior Notes were $3.0 million and $5.1 million at December 31, 2021 and 2020, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
Extinguishment of Debt
The Company repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash for the year ended December 31, 2021. Deferred financing costs associated with these transactions were $0.3 million for the year ended December 31, 2021. As a result, for the year ended December 31, 2021, the Company recorded a $17.6 million gain on the extinguishment of debt, which is calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs.
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
The gain on extinguishment of debt is included as a separate line item in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020.

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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement as of December 31, 2021.
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
At December 31, 2021, the Company had $15.0 million of borrowings under the 2018 ABL Credit Facility for general corporate purposes, and its availability under the 2018 ABL Credit Facility was approximately $43.2 million, net of outstanding letters of credit of $0.5 million. The Company borrowed an additional $5.0 million under the 2018 ABL Credit Facility in the first two months of 2022.
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto (the “Magnum Purchase Agreement Amendment”), the Company issued promissory notes with an aggregated principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of Magnum. The Magnum Promissory Notes bear interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes will be paid in equal quarterly installments which began January 1, 2021. The entire unpaid principal amount will be due and payable on the maturity date, which is the earlier of October 1, 2022 or the business day after the date on which the Company sells, transfers or otherwise disposes of the “E-Set” tools business to an unaffiliated third party, unless such sale, transfer or disposition is made, directly or indirectly, as part of the sale, transfer or disposition of the Dissolvable Plugs Business or due to the occurrence of a Change of Control Event (each as defined in the Magnum Purchase Agreement).
For additional information regarding the termination of the Magnum Earnout, see Note 12 – Commitments and Contingencies.

Other Short-Term Debt
In the fourth quarter of 2021, the Company renewed certain insurance policies, and it financed the premium for its excess policy in the amount of $1.5 million. At December 31, 2021, the outstanding balance on this premium was $1.0 million.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
	(in thousands)
Senior Notes	$153,765	$156,001
2018 ABL Credit Facility	$15,000	$—
Magnum Promissory Notes	$1,125	$1,969
Other short-term debt	$968	$—
The fair value of the Senior Notes, 2018 ABL Credit Facility, the Magnum Promissory Notes, and other short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes is established based on observable inputs in less active markets. The fair value of the 2018 ABL Credit Facility, the Magnum Promissory Notes, and other short-term debt approximates their carrying value.
10. Defined Contribution Plans
Background
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all qualified employees.
From January 1, 2020 until April 25, 2020, under the Nine Energy Service 401(k) Plan (the “Nine Plan”), employee contributions were matched by the Company at 100% of the first 5% of the participant’s eligible compensation. Effective April 25, 2020, the Company suspended its matching contributions for employees.
Contributions
For the year ended December 31, 2021, the Company made no employer contributions under the Nine Plan.
For the year ended December 31, 2020, the Company made employer contributions of $1.4 million under the Nine Plan.

11. Stock-based Compensation
Stock Options
Information about stock option activity during the years ended December 31, 2021 and 2020 was as follows:

2021 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	702,542	$32.63	4.5	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(92,132)	26.71	—	—
Total outstanding	610,410	$33.52	3.9	$—
Options exercisable	610,410	$33.52	3.9	$—

2020 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	816,427	$32.51	5.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(466)	31.18	—	—
Expired	(113,419)	31.78	—	—
Total outstanding	702,542	$32.63	4.5	$—
Options exercisable	702,542	$32.63	4.5	$—
The intrinsic value at December 31, 2021 and 2020 is the amount by which the fair value of the underlying share exceeds the exercise price of an option as of December 31, 2021 and 2020, respectively.
The Company granted no options in 2021 and 2020.
There was no compensation expense recorded for the year ended December 31, 2021 and approximately $0.3 million for the year ended December 31, 2020. As of December 31, 2021, there is no remaining compensation expense related to options for the Company to expense. Future stock option grants will result in additional compensation expense.
Restricted Stock and Restricted Stock Units
Information about restricted stock and restricted stock unit activity during the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Nonvested at January 1,	1,714,398	1,208,625
Granted	1,509,000	1,383,059
Vested	(792,704)	(641,658)
Cancelled	(51,374)	(235,628)
Nonvested at December 31,	2,379,320	1,714,398

The weighted-average grant date fair value of the restricted stock and restricted stock units granted was $2.15 and $0.85 during the years ended December 31, 2021 and 2020, respectively. The total amount of compensation expense related to the restricted stock and restricted stock units recorded was approximately $4.9 million and $9.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company expects to record compensation expense related to restricted stock and restricted stock units of approximately $3.7 million over the remaining term of approximately 2.0 years. Future restricted stock and restricted stock unit grants will result in additional compensation expense.
Performance Stock Units
The Company granted performance stock units (“PSUs”) in 2019. The number of PSUs that vested in the first quarter of 2022 was contingent upon the Company’s achievement of certain specified targets. These awards had market conditions and were valued using a Monte Carlo simulation model.
The volatility of 49.7% was developed based upon the historical volatility of the Company as well as the volatilities of a group of peer companies, as the Company’s trading history needed to be supplemented with additional data as it went public in 2018. The risk-free rate, which was derived using the United States’ Treasury security rates at the grant date, was 2.44%.

	2021	2020
Nonvested at January 1,	61,900	61,900
Granted (1)	—	—
Vested	—	—
Cancelled	—	—
Nonvested at December 31,	61,900	61,900
(1)     The Company granted PSUs in 2019 that vested in the first quarter of 2022 contingent upon the Company’s achievement of certain specified targets based on a three-year performance period ending December 31, 2021. The number of PSUs in the table reflects the target level of PSUs.
The Company did not grant PSUs in 2021 or 2020.
The total amount of compensation expense related to PSUs was approximately $0.5 million for both the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company has no further compensation expense related to PSUs to record. Future PSU grants will result in additional compensation expense.
12. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. As of December 31, 2021 and 2020, the Company recorded a $1.1 million and a $0.2 million accrual, respectively, for liabilities related to legal matters, which is included under the caption “Accrued expenses” in its Consolidated Balance Sheets.
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
On May 21, 2018, a certified class action was filed in the United States District Court, District of New Mexico by Jacob Rodriguez on behalf of similarly situated employees. The class action alleged certain wage and overtime related claims and violations of the New Mexico Minimum Wage Act, which is a state law similar to the Fair Labor Standards Act. In 2021, the Company reached a settlement agreement for the class action for an aggregate $1.7 million plus related payroll taxes to be paid in four quarterly installments.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.0 million and $1.3 million at December 31, 2021 and 2020, respectively, and is included under the caption “Accrued expenses” on the Company’s Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
The Company’s contingent liabilities (Level 3) for the years ended December 31, 2021 and 2020 were as follows:

	Frac Tech	Magnum	Total
	(in thousands)
Balance at January 1, 2020	$1,359	$2,609	$3,968
Payments	(265)	(1,125)	(1,390)
Revaluation adjustments	(490)	766	276
Termination	—	(2,250)	(2,250)
Balance at December 31, 2020	$604	$—	$604
Payments	(154)	—	(154)
Revaluation adjustments	460	—	460
Balance at December 31, 2021	$910	$—	$910
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.1 million and $0.2 million reported in “Accrued expenses” at December 31, 2021 and 2020, respectively, and $0.8 million and $0.4 million reported in “Other long-term liabilities” at December 31, 2021 and 2020, respectively, in the Company’s Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).
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

13. Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Current
U.S. federal	$—	$(874)
U.S. state	(56)	4
Foreign	31	—
Total current benefit	$(25)	$(870)
Deferred
U.S. federal	$—	$(1,122)
U.S. state	—	(466)
Foreign	—	—
Total deferred benefit	—	(1,588)
Total benefit for income taxes	$(25)	$(2,458)
The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 differed from the provision (benefit) calculated using the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Tax benefit at statutory rate	$(13,570)	$(80,095)
Foreign rate differential	(41)	(117)
State income taxes, net of federal benefit	(44)	(463)
Nondeductible expenses	413	608
Impact from goodwill impairment	—	5,036
Valuation allowance	11,350	70,387
Non-cash compensation	1,893	—
Other	(26)	2,186
Total benefit for income taxes	$(25)	$(2,458)

The tax effects of the cumulative temporary differences resulting in the net deferred tax asset (liabilities) at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred income tax assets:
Inventories	$2,533	$2,990
Goodwill and intangible assets	83,318	90,829
Deferred tax benefit from net losses	79,690	63,844
Stock-based compensation	4,194	5,564
Tax credit carryforwards	695	680
Accrued expenses	1,632	2,142
Interest carryover	6,824	553
Lease liability	8,162	8,607
Other	164	165
Total deferred income tax assets	187,212	175,374
Less: Valuation allowance	(170,747)	(157,703)
Net deferred income tax assets	$16,465	$17,671
Deferred income tax liabilities:
Property and equipment	$(8,387)	$(9,283)
ROU asset	(8,078)	(8,388)
Total deferred income tax liabilities	(16,465)	(17,671)
Net deferred income tax liability	$—	$—
As of December 31, 2021, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $436.4 million. The federal NOLs related to tax years 2017 and prior can be used for a 20-year period and, if unused, will begin to expire in 2034. The state NOLs can be used from 7 to 20 years and vary by state. A small portion of state NOLs will begin to expire in 2022.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of its NOL and tax credit carryforwards. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to recent operating results, the Company continues to be in a three-year cumulative loss position for the year ended December 31, 2021. According to ASC 740, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. As a result, the Company continues to record a valuation allowance against its United States’ domestic and Canadian deferred tax assets. The 2021 results include an increase in the Company’s valuation allowance of approximately $13.0 million. If the Company is able to generate sufficient taxable income in the future, and it becomes more likely than not that the Company will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, the allowance will be released resulting in a tax benefit.
The Company is subject to United States’ federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2018. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

2021
(in thousands)
Balance at January 1,	$779
Additional based on tax positions related to prior years	—
Additional based on tax positions related to current year	—
Reduction based on tax positions related to prior years	—
Lapse of statute of limitations	—
Balance at December 31,	$779
The total amount of unrecognized tax benefits at December 31, 2021 was $0.8 million. The total balance of unrecognized tax benefit would impact the Company’s future effective income tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in its Consolidated Statements of Income and Comprehensive Income (Loss). As of December 31, 2021, no interest and penalties have been accrued.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Year Ended December 31, 2021
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(64,575)	30,302,925	$(2.13)
Assumed exercise of stock options	—	—	—
Unvested restricted stock and stock units	—	—	—
Diluted	$(64,575)	30,302,925	$(2.13)

	Year Ended December 31, 2020
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(378,948)	29,744,830	$(12.74)
Assumed exercise of stock options	—	—	—
Unvested restricted stock and stock units	—	—	—
Diluted	$(378,948)	29,744,830	$(12.74)
The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for 2021 and 2020 because there is a net loss for each period and their inclusion would be anti-dilutive. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2021	2020
Year ended December 31,	729,514	753,609

15. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.8 million for both the years ended December 31, 2021 and 2020. The Company also purchased $2.6 million and $1.6 million of products and services for the years ended December 31, 2021 and 2020, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.7 million and $0.2 million at December 31, 2021 and 2020, respectively.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with this office space, net of sub-leasing income, was $1.4 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively. There were net outstanding payables due to this entity of $0.1 million at December 31, 2020. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At December 31, 2021 and 2020, the outstanding principal balance payable to Mr. Frazier was $1.1 million and $1.9 million, respectively. For additional information regarding the Magnum Promissory Notes, see Note 9 – Debt Obligations.
The Company purchases cable for its wireline trucks from an entity owned by Forum Energy Technologies (“Forum”). Previously, two of the Company’s directors served as directors of Forum; both individuals have ended their directorships at Forum as of December 31, 2021. The Company was billed $0.5 million for cable for both the years ended December 31, 2021 and 2020. There were outstanding payables due to this entity of $0.1 million at both December 31, 2021 and 2020. The Company purchases coiled tubing string from another entity owned by Forum. The Company was billed $6.2 million and $4.6 million for coiled tubing string during the years ended December 31, 2021 and 2020, respectively. There were outstanding payables due to this entity of $0.6 million and $0.9 million at December 31, 2021 and 2020, respectively.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $1.1 million and $1.2 million for chemicals during the years ended December 31, 2021 and 2020, respectively. There were outstanding payables due to this entity of $0.1 million and $0.2 million at December 31, 2021 and 2020, respectively.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $1.3 million for the year ended December 31, 2021. The Company billed NESR $1.6 million for products and rentals and issued credit memos of $0.5 million during the year ended December 31, 2020. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 monthly equal installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $0.5 million and $3.7 million at December 31, 2021 and 2020, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $3.2 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively. There were outstanding receivables due from Devon of $0.4 million at both December 31, 2021 and 2020.
16. Supplemental Information
Capital expenditures for years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Completion Solutions	$14,742	$10,147
Corporate	15	7
	$14,757	$10,154

Total assets by segment as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Completion Solutions	$349,429	$358,128
Corporate	32,184	84,472
	$381,613	$442,600

Revenue by country for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
United States	$347,445	99.4%	$309,206	99.5%
Canada	1,974	0.6%	1,645	0.5%
	$349,419	100.0%	$310,851	100.0%

Long-lived assets (defined as property and equipment and definite-lived intangible assets) by country as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
United States	$200,227	$231,294
Canada and other	2,139	2,659
	$202,366	$233,953

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended December 31, 2021.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this Item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required in response to this Item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required in response to this Item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

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

10.4+
First Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 6, 2021).

10.5+
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

10.12+
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

10.14+
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

10.16+
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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NINE ENERGY SERVICE, INC.

By:	/s/ Ann G. Fox
Ann G. Fox
President and Chief Executive Officer
Date: March 7, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2022.

Signature	Title

/s/ Ann G. Fox	President, Chief Executive Officer, and Director (Principal Executive Officer)
Ann G. Fox

/s/ Guy Sirkes	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Guy Sirkes

/s/ S. Brett Luz	Chief Accounting Officer (Principal Accounting Officer)
S. Brett Luz

/s/ Ernie L. Danner	Chairman of the Board
Ernie L. Danner

/s/ David C. Baldwin	Director
David C. Baldwin

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

Director
Curtis F. Harrell

/s/ Scott E. Schwinger	Director
Scott E. Schwinger

Director
Gary L. Thomas

/s/ Andrew L. Waite	Director
Andrew L. Waite

/s/ Darryl K. Willis	Director
Darryl K. Willis