Form 10-Q
period 2022-03-31
Nine Energy Service, Inc.
filed 2022-05-05
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 2, 2022 was 32,719,366.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including those regarding our strategy, future operations, financial position, our ability to continue as a going concern, estimated revenues and losses, projected costs, prospects, plans, and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2021. These factors, some of which are beyond our control, include the following:
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
•The coronavirus pandemic and related economic repercussions have had a significant adverse impact on our business and, depending on the duration of the pandemic and its effect on the oil and gas industry, could continue to have a material adverse effect on our business, liquidity, results of operations, and financial condition.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$19,941	$21,509
Accounts receivable, net	79,744	64,025
Income taxes receivable	1,108	1,393
Inventories, net	45,959	42,180
Prepaid expenses and other current assets	12,227	10,195
Total current assets	158,979	139,302
Property and equipment, net	81,808	86,958
Operating lease right of use assets, net	33,883	35,117
Finance lease right of use assets, net	1,520	1,445
Intangible assets, net	112,504	116,408
Other long-term assets	2,175	2,383
Total assets	$390,869	$381,613
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$29,887	$28,680
Accrued expenses	29,606	18,519
Current portion of long-term debt	1,168	2,093
Current portion of operating lease obligations	6,085	6,091
Current portion of finance lease obligations	989	1,070
Total current liabilities	67,735	56,453
Long-term liabilities
Long-term debt	337,731	332,314
Long-term operating lease obligations	29,181	30,435
Long-term finance lease obligations	—	65
Other long-term liabilities	1,588	1,613
Total liabilities	436,235	420,880
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock (120,000,000 shares authorized at $0.01 par value; 32,821,113 and 32,826,325 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	328	328
Additional paid-in capital	774,142	773,350
Accumulated other comprehensive loss	(4,527)	(4,535)
Accumulated deficit	(815,309)	(808,410)
Total stockholders’ equity	(45,366)	(39,267)
Total liabilities and stockholders’ equity	$390,869	$381,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Service	$88,222	$46,617
Product	28,713	20,009
	116,935	66,626
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	72,735	45,229
Product	21,583	17,054
General and administrative expenses	11,836	10,224
Depreciation	6,504	7,789
Amortization of intangibles	3,904	4,092
(Gain) loss on revaluation of contingent liability	5	(190)
Gain on sale of property and equipment	(714)	(273)
Income (loss) from operations	1,082	(17,299)
Interest expense	8,077	8,585
Interest income	(12)	(13)
Gain on extinguishment of debt	—	(17,618)
Other income	(196)	(34)
Loss before income taxes	(6,787)	(8,219)
Provision for income taxes	112	27
Net loss	$(6,899)	$(8,246)
Loss per share
Basic	$(0.23)	$(0.28)
Diluted	$(0.23)	$(0.28)
Weighted average shares outstanding
Basic	30,491,976	29,878,426
Diluted	30,491,976	29,878,426
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$8	$41
Total other comprehensive income, net of tax	8	41
Total comprehensive loss	$(6,891)	$(8,205)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	(1,317)	—	—	—	—	—
Stock-based compensation expense	—	—	927	—	—	927
Vesting of restricted stock and stock units	(3,895)	—	(135)	—	—	(135)
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(6,899)	(6,899)
Balance, March 31, 2022	32,821,113	$328	$774,142	$(4,527)	$(815,309)	$(45,366)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2020	31,557,809	$316	$768,429	$(4,501)	$(743,835)	$20,409
Issuance of common stock under stock compensation plan, net of forfeitures	(2,488)	—	—	—	—	—
Stock-based compensation expense	—	—	2,010	—	—	2,010
Vesting of restricted stock and stock units	(37,339)	(1)	(130)	—	—	(131)
Other comprehensive income	—	—	—	41	—	41
Net loss	—	—	—	—	(8,246)	(8,246)
Balance, March 31, 2021	31,517,982	$315	$770,309	$(4,460)	$(752,081)	$14,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(6,899)	$(8,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	6,504	7,789
Amortization of intangibles	3,904	4,092
Amortization of operating leases	1,991	2,041
Amortization of deferred financing costs	643	676
Provision for (recovery of) doubtful accounts	(172)	34
Provision for inventory obsolescence	1,077	906
Stock-based compensation expense	927	2,010
Gain on extinguishment of debt	—	(17,618)
Gain on sale of property and equipment	(714)	(273)
(Gain) loss on revaluation of contingent liability	5	(190)
Changes in operating assets and liabilities
Accounts receivable, net	(15,541)	(6,921)
Inventories, net	(4,838)	(1,247)
Prepaid expenses and other current assets	(2,528)	2,412
Accounts payable and accrued expenses	10,951	11,136
Income taxes receivable/payable	285	250
Other assets and liabilities	(2,054)	(2,094)
Net cash used in operating activities	(6,459)	(5,243)
Cash flows from investing activities
Proceeds from sales of property and equipment	2,041	843
Proceeds from property and equipment casualty losses	175	—
Purchases of property and equipment	(876)	(2,428)
Net cash provided by (used in) investing activities	1,340	(1,585)
Cash flows from financing activities
Proceeds from 2018 ABL Credit Facility	5,000	—
Purchases of Senior Notes	—	(8,355)
Payments of short-term debt	(363)	—
Payments on Magnum Promissory Notes	(562)	(281)
Payments on finance leases	(329)	(264)
Payments of contingent liability	(44)	(30)
Vesting of restricted stock and stock units	(135)	(131)
Net cash provided by (used in) financing activities	3,567	(9,061)
Impact of foreign currency exchange on cash	(16)	7
Net decrease in cash and cash equivalents	(1,568)	(15,882)
Cash and cash equivalents
Cash and cash equivalents beginning of period	21,509	68,864
Cash and cash equivalents end of period	$19,941	$52,982

Supplemental disclosures of cash flow information:
Cash paid for interest	$381	$1,240

Cash refunded for income taxes	$173	$224
Cash paid for operating leases	$1,991	$2,099
Right of use assets obtained in exchange for operating lease obligations	$347	$410
Right of use assets obtained in exchange for finance lease obligations	$183	$—
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$1,436	$198
Receivable from property and equipment sale (including insurance)	$—	$2,479

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases. Thus far in 2022, oil and natural gas prices have improved and activity levels have increased, resulting in higher demand for the Company’s products and services. Due to a heightened competition for qualified labor, an under-supply of equipment, and other supply chain-related constraints, the Company has begun to implement price increases in most service lines. Finding and retaining qualified labor continues to be a challenge resulting in significant wage inflation, offsetting some of the price increases. While activity is expected to increase throughout the rest of 2022, the Company’s earnings will be affected by its customers’ activity plans, the Company’s ability to implement further price increases, the impact of wage and labor inflation, and labor shortage and supply chain constraints. Additionally, activity levels could be affected as oilfield service providers raise prices and customers are impacted by cost inflation to drill, complete, and produce oil and natural gas wells.
Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. At March 31, 2022, the Company had $19.9 million of cash and cash equivalents and $54.7 million of availability under the 2018 ABL Credit Facility (as defined in Note 8 – Debt Obligations), which resulted in a total liquidity position of $74.6 million. The Company expects its liquidity position to continue to erode, due in large part to semi-annual interest payments on May 1 and November 1 of each year of $14.0 million each on its Senior Notes (as defined in Note 8 – Debt Obligations).
At March 31, 2022, the Company had $20.0 million of borrowings under the 2018 ABL Credit Facility and borrowed an additional $7.0 million in April 2022. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of March 31, 2022, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023. In the absence of redemption or repurchase of the Senior Notes, the effective maturity date of the 2018 ABL Credit Facility would be April 28, 2023.
Management’s plans to satisfy these obligations include refinancing or restructuring the Company’s indebtedness, seeking additional sources of capital, selling assets, or a combination thereof. Any such transactions may involve the issuance of additional equity or convertible debt securities that could result in material dilution to the Company’s stockholders, and these securities could have rights superior to holders of the Company’s common stock and could contain covenants that will restrict its operations. The Company’s ability to successfully execute these plans is dependent on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, and other factors, many of which are beyond the Company’s control. There can be no assurance that the Company will succeed in executing these plans. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures, or otherwise meet its cash requirements over the next twelve months, which raises substantial doubt about its ability to continue as a going concern.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
3. New Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public businesses for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect the standard to have a material impact on its condensed consolidated financial statements.
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

4. Revenues
Disaggregation of Revenue
Disaggregated revenue for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cement	$45,238	$22,922
Tools	28,713	20,009
Wireline	21,403	12,752
Coiled tubing	21,581	10,943
Total revenues	$116,935	$66,626

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Service(1)	$88,222	$46,617
Product(1)	28,713	20,009
Total revenues	$116,935	$66,626

(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At March 31, 2022 and December 31, 2021, the amount of remaining performance obligations was not material.
Contract Balances
At March 31, 2022 and December 31, 2021, the amount of contract assets and contract liabilities was not material.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $9.3 million and $9.0 million at March 31, 2022 and December 31, 2021, respectively.
Inventories, net as of March 31, 2022 and December 31, 2021 were comprised of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$33,146	$31,153
Work in progress	679	675
Finished goods	21,426	19,323
Inventories	55,251	51,151
Reserve for obsolescence	(9,292)	(8,971)
Inventories, net	$45,959	$42,180

6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(46,890)	$16,380	5.3
Non-compete agreements	6,500	(5,866)	634	1.6
Technology	125,110	(30,620)	94,490	11.4
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(83,376)	$112,504

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(45,187)	$18,083	5.3
Non-compete agreements	6,500	(5,766)	734	2.0
Technology	125,110	(28,519)	96,591	11.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(79,472)	$116,408
Amortization of intangibles expense was $3.9 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively.
Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2022	$9,559
2023	11,516
2024	11,183
2025	11,183
2026	11,082
2027	10,315
Thereafter	46,666
Total	$111,504
7. Accrued Expenses
Accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued interest	$11,977	$4,980
Accrued compensation and benefits	9,339	6,897
Accrued bonus	2,117	1,125
Accrued legal fees and settlements	740	1,076
Other accrued expenses	5,433	4,441
Accrued expenses	$29,606	$18,519

8. Debt Obligations
The Company’s debt obligations as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Senior Notes	$320,343	$320,343
2018 ABL Credit Facility	20,000	15,000
Magnum Promissory Notes	563	1,125
Other short-term debt	605	968
Total debt before deferred financing costs	$341,511	$337,436
Deferred financing costs	(2,612)	(3,029)
Total debt	$338,899	$334,407
Less: Current portion of long-term debt	(1,168)	(2,093)
Long-term debt	$337,731	$332,314
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at March 31, 2022.
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
Unamortized deferred financing costs associated with the Senior Notes were $2.6 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
Extinguishment of Debt
During the three months ended March 31, 2021, the Company repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash. Deferred financing costs associated with these transactions were $0.3 million for the three months ended March 31, 2021. As a result, the Company recorded a $17.6 million gain on the extinguishment of debt for the three months ended March 31, 2021, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income (Loss) for the three months ended March 31, 2021, respectively.
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
At March 31, 2022, the Company had $20.0 million outstanding borrowings under the 2018 ABL Credit Facility, and its availability under the 2018 ABL Credit Facility was approximately $54.7 million, net of outstanding letters of credit of $0.5 million. The Company borrowed an additional $7.0 million under the 2018 ABL Credit Facility in April 2022.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2022.
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto, the Company issued promissory notes with an aggregated principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of Magnum. The Magnum Promissory Notes bear interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes are paid in equal quarterly installments which began January 1, 2021. The entire unpaid principal amount will be due and payable on the maturity date, which is the earlier of October 1, 2022 or the business day after the date on which the Company sells, transfers, or otherwise disposes of the “E-Set” tools business to an unaffiliated third party, unless such sale, transfer, or disposition is made, directly or indirectly, as part of the sale, transfer, or disposition of the Dissolvable Plugs Business or due to the occurrence of a Change of Control Event (each as defined in the Magnum Purchase Agreement).
Other Short-Term Debt
In the fourth quarter of 2021, the Company renewed certain insurance policies and financed the premium for its excess policy for $1.5 million. At March 31, 2022, the outstanding balance on this premium was $0.6 million.

Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Senior Notes	$189,002	$153,765
2018 ABL Credit Facility	$20,000	$15,000
Magnum Promissory Notes	$563	$1,125
Other short-term debt	$605	$968
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
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million for both the three months ended March 31, 2022 and 2021. The Company also purchased $0.7 million and $0.2 million of products and services during the three months ended March 31, 2022 and 2021, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.3 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with this office space, net of sub-leasing income, was $0.3 million for both the three months ended March 31, 2022 and 2021. There were net outstanding payables due to this entity of $0.1 million at March 31, 2022. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At March 31, 2022 and December 31, 2021, the outstanding principal balance payable to Mr. Frazier was $0.6 million and $1.1 million, respectively. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. There were outstanding payables due to Select of $0.1 million at both March 31, 2022 and December 31, 2021.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.2 million for the three months ended March 31, 2021. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 equal monthly installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $0.5 million at December 31, 2021.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.5 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. There were outstanding receivables due from Devon of $0.3 million and $0.4 million at March 31, 2022 and December 31, 2021, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.0 million at both March 31, 2022 and December 31, 2021 and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
On October 1, 2018, pursuant to the terms and conditions of a Securities Purchase Agreement (the “Frac Tech Purchase Agreement”), the Company acquired Frac Technology AS, a Norwegian private limited company (“Frac Tech”) focused on the development of downhole technology, including a casing flotation tool and a number of patented downhole completion tools. The Frac Tech Purchase Agreement, as amended, includes, among other things, the potential for additional future payments, based on certain Frac Tech revenue metrics through December 31, 2025 (the “Frac Tech Earnout”).
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout at March 31, 2022 and 2021 were as follows:

Frac Tech
(in thousands)
Balance at December 31, 2021	$910
Revaluation adjustments	5
Payments	(44)
Balance at March 31, 2022	$871

Frac Tech
(in thousands)
Balance at December 31, 2020	$604
Revaluation adjustments	(190)
Payments	(30)
Balance at March 31, 2021	$384
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.1 million reported in “Accrued expenses” at both March 31, 2022 and December 31, 2021 and $0.8 million reported in “Other long-term liabilities” at both March 31, 2022 and December 31, 2021 in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Provision for income taxes	$112	$27
Effective tax rate	(1.7)%	(0.3)%
The Company’s tax provision for the three months ended March 31, 2022 was approximately $0.1 million, primarily attributable to state and non-U.S. income taxes.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(6,899)	30,491,976	$(0.23)	$(8,246)	29,878,426	$(0.28)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(6,899)	30,491,976	$(0.23)	$(8,246)	29,878,426	$(0.28)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three months ended March 31, 2022 and 2021 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2022	2021
Three months ended March 31,	698,218	1,033,743

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2022, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those discussed in any forward-looking statement because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a leading North American onshore completion services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in the U.S., as well as within Canada and abroad to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
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
Recent Events, Industry Trends, and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In 2020, oil and natural gas prices as well as E&P capital spending reached historic lows. In the first quarter of 2021, oil and natural gas prices began to rebound and have steadily increased throughout 2021 and into the first quarter of 2022, reaching a 13-year high in March 2022, primarily as a result of the conflict between Russia and Ukraine igniting fears of shortages. With supportive commodity prices, activity levels improved in the first quarter of 2022, and U.S. completions increased approximately 3% as compared to the fourth quarter of 2021 according to the Energy Information Administration, and activity levels are expected to continue to increase throughout 2022 and into 2023. Although there continues to be a disconnect between commodity price and activity levels in comparison to historical levels, such disconnect has lessened. In 2021, with the majority of public E&P companies focusing on capital discipline, despite average West Texas Intermediate (“WTI”) price increasing 74% over 2020, the average U.S. rig count in 2021 only increased 10% year over year. In the first quarter of 2022, the average U.S. rig count increased by approximately 13% compared to the fourth quarter of 2021, while the average WTI price increased by approximately 23% over this same time period.
With this improved environment, we are optimistic looking into 2022 and 2023. Underinvestment in oil and gas development, an increase in overall global demand coming out of the coronavirus pandemic, and international conflict, specifically between Russia and Ukraine, is creating an undersupplied market and supportive commodity prices for activity growth. Most U.S. operators completed their premium drilled but uncompleted wells inventory in 2021 and will need to drill more wells in order to maintain or increase production levels in 2022, and North American capital spending in 2022 will likely increase in comparison to 2021. At the same time, the oilfield services industry is facing extreme labor shortages, as well as equipment and supply chain constraints. As a result, we have implemented price increases across many service lines thus far in 2022. Depending on the rate and quantity of rig and frac crew additions, we expect further pricing increases in 2022, and therefore, profitability should increase throughout the rest of 2022; however, the magnitude and timing of potential price increases will depend on a number of factors.
Labor constraints will likely remain problematic for the industry, and we expect further wage and labor inflation. If activity continues to increase into 2022, we would expect further labor and equipment shortages in the market, which could lead to additional price increases across the industry. However, some of these price increases could potentially be offset by labor and material cost inflation, as well as an inability to complete work due to labor shortages or supply chain constraints. Additionally, as oilfield services companies continue to increase costs, our customers’ activity levels could be negatively impacted due to their own cost inflation.
Significant factors that are likely to affect commodity prices moving forward include the extent to which members of the Organization of the Petroleum Exporting Countries and other oil exporting nations continue to reduce oil export prices and increase production; the effect of energy, monetary, and trade policies of the U.S.; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly Russia, the Middle East, South America and Africa; changes to energy regulations and policies, including those of the U.S. Environmental Protection Agency and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. As noted above, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans, and uncertainty remains around supply and demand fundamentals.
In addition, the coronavirus pandemic and any resurgence and efforts to mitigate its effects may have a material adverse impact on demand for oil, commodity prices, and our business generally. See “Risk Factors – Risks Related to the Coronavirus Pandemic” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.
Results of Operations
Results for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenues	$116,935	$66,626	$50,309
Cost of revenues (exclusive of depreciation and amortization shown separately below)	94,318	62,283	32,035
Adjusted gross profit	$22,617	$4,343	$18,274

General and administrative expenses	$11,836	$10,224	$1,612
Depreciation	6,504	7,789	(1,285)
Amortization of intangibles	3,904	4,092	(188)
(Gain) loss on revaluation of contingent liability	5	(190)	195
Gain on sale of property and equipment	(714)	(273)	(441)
Income (loss) from operations	1,082	(17,299)	18,381
Non-operating (income) expense	7,869	(9,080)	16,949
Loss before income taxes	(6,787)	(8,219)	1,432
Provision for income taxes	112	27	85
Net loss	$(6,899)	$(8,246)	$1,347
Revenues
Revenues increased $50.3 million, or 76%, to $116.9 million for the first quarter of 2022. The increase in comparison to the first quarter of 2021 was prevalent across all lines of service and was due to activity and pricing improvements. As compared to the first quarter of 2021, the average U.S. rig count increased 13%, and active frac crew counts increased 29%.

Cementing revenue (including pump downs) increased by $22.3 million, or 97%, as total cement job count increased 62% in comparison to the first quarter of 2021. In addition, coiled tubing revenue increased $10.6 million, or 97%, as total days worked increased by 44%, wireline revenue increased $8.7 million, or 68%, as total completed wireline stages increased by 43%, and tools revenue increased $8.7 million, or 44%, as completion tools stages increased by 37%, in each case, in comparison to the first quarter of 2021.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $32.0 million, or 51%, to $94.3 million for the first quarter of 2022. The increase in comparison to the first quarter of 2021 was prevalent across all lines of service and was primarily related to increased activity, noted above, coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was primarily related to a $19.7 million increase in materials installed and consumed while performing services, a $10.1 million increase in employee costs, and a $2.2 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the first quarter of 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $18.3 million to $22.6 million for the first quarter of 2022 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $1.6 million to $11.8 million for the first quarter of 2022. The increase was primarily related to a $1.0 million increase in employee costs and a $0.8 million increase in professional fees in comparison to the first quarter of 2021.
Depreciation
Depreciation expense decreased $1.3 million to $6.5 million for the first quarter of 2022. The decrease in comparison to the first quarter of 2021 was associated with all lines of service and was primarily due to certain assets becoming fully depreciated in recent periods.
Amortization of Intangibles
We recorded $3.9 million in intangible amortization in the first quarter of 2022 and $4.1 million in intangible amortization for the first quarter of 2021, in each case, primarily attributed to technology and customer relationships. The $0.2 million decrease is related to certain intangible assets being fully amortized in the third quarter of 2021.
(Gain) Loss on Revaluation of Contingent Liability
In the first quarter of 2022, we had a $5 thousand loss on revaluation of the contingent liability as compared to a $0.2 million gain on revaluation of the contingent liability in the first quarter of 2021. The change was due to an increase in fair value of the earnout associated with our acquisition of Frac Technology AS between periods.
Non-Operating (Income) Expenses
We recorded $7.9 million in non-operating expenses for the first quarter of 2022 compared to $9.1 million in non-operating income for the first quarter of 2021. The change was primarily related to a $17.6 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined and described in “Liquidity and Capital Resources”) in the first quarter of 2021 that did not recur in the first quarter of 2022. The overall decrease in non-operating income is partially offset by a $0.5 million reduction in interest expense mainly due to a reduced debt balance attributed to such repurchases of Senior Notes in the first quarter of 2021.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of approximately $0.1 million for the first quarter of 2022 compared to an income tax provision of less than $0.1 million for the first quarter of 2021. The difference is primarily the result of our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $15.6 million to $12.2 million for the first quarter of 2022. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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
The following table presents a reconciliation of the non-GAAP financial measures of EBITDA and Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
EBITDA reconciliation:
Net loss	$(6,899)	$(8,246)
Interest expense	8,077	8,585
Interest income	(12)	(13)
Provision for income taxes	112	27
Depreciation	6,504	7,789
Amortization of intangibles	3,904	4,092
EBITDA	$11,686	$12,234

Adjusted EBITDA reconciliation:
EBITDA	$11,686	$12,234
(Gain) loss on revaluation of contingent liability (1)	5	(190)
Gain on extinguishment of debt	—	(17,618)
Restructuring charges	285	468
Stock-based compensation expense	927	2,010
Gain on sale of property and equipment	(714)	(273)
Legal fees and settlements (2)	34	12
Adjusted EBITDA	$12,223	$(3,357)
(1)Amounts relate to the revaluation of a contingent liability associated with a 2018 acquisition. The impact is included in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on

Form 10-Q.
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
The following table provides an explanation of our calculation of ROIC for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(6,899)	$(8,246)
Add back:
Interest expense	8,077	8,585
Interest income	(12)	(13)
Restructuring charges	285	468
Gain on extinguishment of debt	—	(17,618)
After-tax net operating income (loss)	$1,451	$(16,824)
Total capital as of prior period-end:
Total stockholders’ equity	$(39,267)	$20,409
Total debt	337,436	348,637
Less cash and cash equivalents	(21,509)	(68,864)
Total capital as of prior period-end	$276,660	$300,182
Total capital as of period-end:
Total stockholders’ equity	$(45,366)	$14,083
Total debt	341,511	322,031
Less cash and cash equivalents	(19,941)	(52,982)
Total capital as of period-end	$276,204	$283,132
Average total capital	$276,432	$291,657
ROIC	2.1%	(23.1)%

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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Calculation of gross profit (loss)
Revenues	$116,935	$66,626
Cost of revenues (exclusive of depreciation and amortization shown separately below)	94,318	62,283
Depreciation (related to cost of revenues)	6,049	7,244
Amortization of intangibles	3,904	4,092
Gross profit (loss)	$12,664	$(6,993)
Adjusted gross profit (loss) reconciliation:
Gross profit (loss)	$12,664	$(6,993)
Depreciation (related to cost of revenues)	6,049	7,244
Amortization of intangibles	3,904	4,092
Adjusted gross profit	$22,617	$4,343
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, fund our working capital requirements and, historically, fund acquisitions. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases (including with respect to our Senior Notes) when it is opportunistic to do so to manage our debt maturity profile. In addition, we continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital.
At March 31, 2022, we had $19.9 million of cash and cash equivalents and $54.7 million of availability under the 2018 ABL Credit Facility (as defined below), which resulted in a total liquidity position of $74.6 million. We expect our liquidity position to continue to erode, due in large part to semi-annual interest payments on May 1 and November 1 of each year of $14.0 million each on the Senior Notes.
At March 31, 2022, we had $20.0 million of borrowings under the 2018 ABL Credit Facility and borrowed an additional $7.0 million in April 2022. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of March 31, 2022, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023. In the absence of redemption or repurchase of the Senior Notes, the effective maturity date of the 2018 ABL Credit Facility would be April 28, 2023.
Our plans to satisfy these obligations include refinancing or restructuring our indebtedness, seeking additional sources of capital, selling assets, or a combination thereof. Any such transactions may involve the issuance of additional equity or convertible debt securities that could result in material dilution to our stockholders, and these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. Our ability to successfully execute these plans is dependent on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions, and certain financial, business, and other factors, many of which are beyond our control. There can be no assurance that we will succeed in executing these plans. If unsuccessful, we will not have sufficient liquidity and capital resources to repay our indebtedness when it matures, or otherwise meet our cash requirements over the next twelve months, which raises substantial doubt about our ability to continue as a going concern.
Senior Notes
On October 25, 2018, we issued $400.0 million of 8.750% Senior Notes due 2023 (the “Senior Notes”) under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as trustee. As of March 31, 2022, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. Based on current amounts outstanding as of March 31, 2022, the semi-annual interest payments are $14.0 million each. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at March 31, 2022.
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
During the three months ended March 31, 2021, we repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash. During the three months ended March 31, 2022, we did not repurchase any Senior Notes.
For additional information on the Senior Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report.
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
At March 31, 2022, we had $20.0 million of outstanding borrowings under the 2018 ABL Credit Facility, and our availability under the 2018 ABL Credit Facility was approximately $54.7 million, net of outstanding letters of credit of $0.5 million. We borrowed an additional $7.0 million under the 2018 ABL Credit Facility in April 2022.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred, until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at March 31, 2022.
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

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating activities	$(6,459)	$(5,243)
Investing activities	1,340	(1,585)
Financing activities	3,567	(9,061)
Impact of foreign exchange rate on cash	(16)	7
Net change in cash and cash equivalents	$(1,568)	$(15,882)
Operating Activities
Net cash used in operating activities was $6.5 million in the first three months of 2022 compared to $5.2 million in net cash used in operating activities in the first three months of 2021. The $1.3 million increase in net cash used in operating activities was primarily a result of a $17.3 million increase in cash used for working capital, including an increase in accounts receivable from increased product and service sales, which has the effect of lagging cash collections, in comparison to the first three months of 2021. The overall change was partially offset by an increase of $16.0 million in cash flow provided by operations, adjusted for any non-cash items, in comparison to the first three months of 2021.
Investing Activities
Net cash provided by investing activities was $1.3 million during the first three months of 2022 compared to $1.6 million in net cash used in investing activities in the first three months of 2021. The $2.9 million change was primarily related to a $1.5 million decrease in cash purchases of property and equipment and a $1.4 million increase in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to the first three months of 2021.
Financing Activities
Net cash provided by financing activities was $3.6 million during the first three months of 2022 compared to $9.1 million in net cash used in financing activities in the first three months of 2021. The $12.7 million change was primarily related to $8.4 million in purchases of the Senior Notes in the first three months of 2021 that did not recur in the first three months of 2022. The change was also partly attributed to $5.0 million in proceeds from the 2018 ABL Credit Facility in the first three months of 2022 that did not occur in the first three months of 2021. The change was partially offset by $0.4 million in payments on short-term debt in the first three months of 2022 that did not occur in the first three months of 2021, as well as a $0.3 million increase in payments on the Magnum Promissory Notes (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q) between periods.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting estimates, which are estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting estimates as described therein.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risks facing us as disclosed in “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2021.
We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the trading volume, liquidity, and market price of our common stock.
On January 5, 2022, we received written notification from the NYSE that we no longer satisfy the continued listing compliance standards set forth under Section 802.01B of the NYSE Listed Company Manual (the “NYSE Manual”) because our average global market capitalization was less than $50,000,000 over a consecutive 30 trading-day period that ended on January 3, 2022 and, at the same time, our last reported stockholders’ equity was less than $50,000,000.
In accordance with NYSE procedures, we submitted a plan to the NYSE demonstrating how we intend to regain compliance with the NYSE’s continued listing standards within 18 months. The Listings Operations Committee of the NYSE has accepted such plan, and we are subject to quarterly monitoring for compliance with the plan. Under NYSE rules, our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to our compliance with other continued listing requirements.
If we fail to regain compliance with Section 802.01B of the NYSE Manual during the cure period or if we fail to meet material aspects of the plan, the NYSE may commence suspension and delisting procedures. Further, our common stock could be delisted if the average closing price of our common stock falls below $1.00 per share over a period of 30 consecutive trading days (the “minimum share price condition”) or our common stock trades at an “abnormally low” price. In April 2020, we received written notification from the NYSE that we did not satisfy the minimum share price condition. In June 2020, we regained compliance with this condition; however, there is no assurance that we will be able to continue to do so.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our repurchases of our equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2022 – January 31, 2022	—	$—	—	—
February 1, 2022 – February 28, 2022	—	—	—	—
March 1, 2022 – March 31, 2022	36,104	3.17	—	—
Total	36,104	$3.17	—	—
(1)     Reflects the number of shares we have withheld to pay taxes upon vesting of restricted stock.

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

10.1*	Form of Nine Energy Service, Inc. Cash Award Grant Notice and Form of Cash Award Agreement

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	May 4, 2022	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)