Form 10-Q
period 2022-06-30
Nine Energy Service, Inc.
filed 2022-08-04
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 1, 2022 was 33,356,953.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$22,408	$21,509
Accounts receivable, net	88,245	64,025
Income taxes receivable	1,726	1,393
Inventories, net	48,950	42,180
Prepaid expenses and other current assets	11,362	10,195
Total current assets	172,691	139,302
Property and equipment, net	77,993	86,958
Operating lease right of use assets, net	34,143	35,117
Finance lease right of use assets, net	1,398	1,445
Intangible assets, net	108,736	116,408
Other long-term assets	784	2,383
Total assets	$395,745	$381,613
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$35,470	$28,680
Accrued expenses	22,980	18,519
Current portion of long-term debt	27,805	2,093
Current portion of operating lease obligations	6,458	6,091
Current portion of finance lease obligations	644	1,070
Total current liabilities	93,357	56,453
Long-term liabilities
Long-term debt	318,147	332,314
Long-term operating lease obligations	28,974	30,435
Long-term finance lease obligations	—	65
Other long-term liabilities	1,586	1,613
Total liabilities	442,064	420,880
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 33,369,148 and 32,826,325 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	334	328
Additional paid-in capital	774,335	773,350
Accumulated other comprehensive loss	(4,701)	(4,535)
Accumulated deficit	(816,287)	(808,410)
Total stockholders’ equity (deficit)	(46,319)	(39,267)
Total liabilities and stockholders’ equity (deficit)	$395,745	$381,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Service	$109,219	$60,399	$197,441	$107,016
Product	33,127	24,433	61,840	44,442
	142,346	84,832	259,281	151,458
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	87,157	55,298	159,892	100,527
Product	25,584	21,340	47,167	38,394
General and administrative expenses	12,455	12,167	24,291	22,391
Depreciation	6,511	7,438	13,015	15,227
Amortization of intangibles	3,768	4,091	7,672	8,183
(Gain) loss on revaluation of contingent liability	186	45	191	(145)
(Gain) loss on sale of property and equipment	267	950	(447)	677
Income (loss) from operations	6,418	(16,497)	7,500	(33,796)
Interest expense	8,133	7,981	16,210	16,566
Interest income	(25)	(8)	(37)	(21)
Gain on extinguishment of debt	—	—	—	(17,618)
Other income	(190)	(35)	(386)	(69)
Loss before income taxes	(1,500)	(24,435)	(8,287)	(32,654)
Provision (benefit) for income taxes	(522)	95	(410)	122
Net loss	$(978)	$(24,530)	$(7,877)	$(32,776)
Loss per share
Basic	$(0.03)	$(0.81)	$(0.26)	$(1.09)
Diluted	$(0.03)	$(0.81)	$(0.26)	$(1.09)
Weighted average shares outstanding
Basic	30,832,566	30,424,026	30,663,212	30,152,733
Diluted	30,832,566	30,424,026	30,663,212	30,152,733
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(174)	$29	$(166)	$70
Total other comprehensive income (loss), net of tax	(174)	29	(166)	70
Total comprehensive loss	$(1,152)	$(24,501)	$(8,043)	$(32,706)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2022	32,821,113	$328	$774,142	$(4,527)	$(815,309)	$(45,366)
Issuance of common stock under stock compensation plan, net of forfeitures	649,415	7	(7)	—	—	—
Stock-based compensation expense	—	—	495	—	—	495
Vesting of restricted stock and stock units	(101,380)	(1)	(295)	—	—	(296)
Other comprehensive loss	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(978)	(978)
Balance, June 30, 2022	33,369,148	$334	$774,335	$(4,701)	$(816,287)	$(46,319)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2021	31,517,982	$315	$770,309	$(4,460)	$(752,081)	$14,083
Issuance of common stock under stock compensation plan, net of forfeitures	(16,596)	—	—	—	—	—
Stock-based compensation expense	—	—	1,028	—	—	1,028
Vesting of restricted stock and stock units	(150,709)	(1)	(340)	—	—	(341)
Other comprehensive income	—	—	—	29	—	29
Net loss	—	—	—	—	(24,530)	(24,530)
Balance, June 30, 2021	31,350,677	$314	$770,997	$(4,431)	$(776,611)	$(9,731)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	648,098	7	(7)	—	—	—
Stock-based compensation expense	—	—	1,422	—	—	1,422
Vesting of restricted stock and stock units	(105,275)	(1)	(430)	—	—	(431)
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(7,877)	(7,877)
Balance, June 30, 2022	33,369,148	$334	$774,335	$(4,701)	$(816,287)	$(46,319)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2020	31,557,809	$316	$768,429	$(4,501)	$(743,835)	$20,409
Issuance of common stock under stock compensation plan, net of forfeitures	(19,084)	—	—	—	—	—
Stock-based compensation expense	—	—	3,038	—	—	3,038
Vesting of restricted stock and stock units	(188,048)	(2)	(470)	—	—	(472)
Other comprehensive income	—	—	—	70	—	70
Net loss	—	—	—	—	(32,776)	(32,776)
Balance, June 30, 2021	31,350,677	$314	$770,997	$(4,431)	$(776,611)	$(9,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,877)	$(32,776)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,015	15,227
Amortization of intangibles	7,672	8,183
Amortization of operating leases	4,026	4,046
Amortization of deferred financing costs	1,285	1,318
Recovery of doubtful accounts	(176)	(84)
Provision for inventory obsolescence	1,963	3,262
Stock-based compensation expense	1,422	3,038
Gain on extinguishment of debt	—	(17,618)
(Gain) loss on sale of property and equipment	(447)	677
(Gain) loss on revaluation of contingent liability	191	(145)
Changes in operating assets and liabilities
Accounts receivable, net	(24,055)	(17,520)
Inventories, net	(8,810)	(6,121)
Prepaid expenses and other current assets	260	6,292
Accounts payable and accrued expenses	9,116	11,371
Income taxes receivable/payable	(330)	146
Other assets and liabilities	(4,144)	(4,165)
Net cash used in operating activities	(6,889)	(24,869)
Cash flows from investing activities
Proceeds from sales of property and equipment	2,142	1,983
Proceeds from property and equipment casualty losses	175	—
Purchases of property and equipment	(3,944)	(3,120)
Net cash used in investing activities	(1,627)	(1,137)
Cash flows from financing activities
Proceeds from 2018 ABL Credit Facility	12,000	—
Purchases of Senior Notes	—	(8,355)
Payments of short-term debt	(726)	—
Payments on Magnum Promissory Notes	(562)	(281)
Payments on finance leases	(668)	(534)
Payments of contingent liability	(92)	(64)
Vesting of restricted stock and stock units	(431)	(472)
Net cash provided by (used in) financing activities	9,521	(9,706)
Impact of foreign currency exchange on cash	(106)	(24)
Net increase (decrease) in cash and cash equivalents	899	(35,736)
Cash and cash equivalents
Cash and cash equivalents beginning of period	21,509	68,864
Cash and cash equivalents end of period	$22,408	$33,128

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,769	$15,507

Cash refunded for income taxes	$77	$24
Cash paid for operating leases	$4,009	$4,136
Right of use assets obtained in exchange for operating lease obligations	$2,208	$897
Right of use assets obtained in exchange for finance lease obligations	$183	$—
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accrued expenses	$2,055	$397
Receivable from property and equipment sale (including insurance)	$—	$1,984

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases. Thus far in 2022, oil and natural gas prices have improved, and activity levels have increased compared to 2021, resulting in higher demand for the Company’s products and services. Due to a heightened competition for qualified labor, an under-supply of equipment, and other supply chain-related constraints, the Company has, and continues to, implement price increases in most service lines. Finding and retaining qualified labor continues to be a challenge resulting in significant wage inflation, offsetting some of the price increases. Going forward, the Company’s earnings will be affected by its customers’ activity plans, the Company’s ability to implement further price increases, the impact of wage and labor inflation, and labor shortage and supply chain constraints. Additionally, activity levels could be affected as oilfield service providers raise prices and customers are impacted by cost inflation to drill, complete, and produce oil and natural gas wells.
Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. At June 30, 2022, the Company had $22.4 million of cash and cash equivalents and $52.1 million of availability under the 2018 ABL Credit Facility (as defined in Note 8 – Debt Obligations), which resulted in a total liquidity position of $74.5 million. The Company expects its liquidity position to continue to be impacted by semi-annual interest payments on May 1 and November 1 of each year of $14.0 million each on its Senior Notes (as defined in Note 8 – Debt Obligations).
At June 30, 2022, the Company had $27.0 million of borrowings under the 2018 ABL Credit Facility. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of June 30, 2022, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023. In the absence of redemption or repurchase of the Senior Notes, the effective maturity date of the 2018 ABL Credit Facility would be April 28, 2023. As such, the borrowings associated with the 2018 ABL Credit Facility are classified as current in the Company’s Condensed Consolidated Balance Sheet at June 30, 2022.
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

2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
3. New Accounting Standards
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public businesses for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect the standard to have a material impact on its financial position, results of operations, or liquidity.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the current incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 is effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and plans, to adopt the new standard for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the standard to have a material impact on its financial position, results of operations, or liquidity.

4. Revenues
Disaggregation of Revenue
Disaggregated revenue for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cement	$55,230	$27,294
Tools	33,127	24,433
Wireline	26,328	18,645
Coiled tubing	27,661	14,460
Total revenues	$142,346	$84,832

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cement	$100,468	$50,216
Tools	61,840	44,442
Wireline	47,731	31,397
Coiled tubing	49,242	25,403
Total revenues	$259,281	$151,458

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Service(1)	$109,219	$60,399
Product(1)	33,127	24,433
Total revenues	$142,346	$84,832

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Service(1)	$197,441	$107,016
Product(1)	61,840	44,442
Total revenues	$259,281	$151,458

(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At June 30, 2022 and December 31, 2021, the amount of remaining performance obligations was not material.
Contract Balances
At June 30, 2022 and December 31, 2021, the amount of contract assets and contract liabilities was not material.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $9.9 million and $9.0 million at June 30, 2022 and December 31, 2021, respectively.
Inventories, net as of June 30, 2022 and December 31, 2021 were comprised of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$37,149	$31,153
Work in progress	29	675
Finished goods	21,695	19,323
Inventories	58,873	51,151
Reserve for obsolescence	(9,923)	(8,971)
Inventories, net	$48,950	$42,180
6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(48,456)	$14,814	5.3
Non-compete agreements	6,500	(5,966)	534	1.3
Technology	125,110	(32,722)	92,388	11.2
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(87,144)	$108,736

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(45,187)	$18,083	5.3
Non-compete agreements	6,500	(5,766)	734	2.0
Technology	125,110	(28,519)	96,591	11.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(79,472)	$116,408
Amortization of intangibles expense was $3.8 million and $7.7 million for the three and six months ended June 30, 2022, respectively. Amortization of intangibles expense was $4.1 million and $8.2 million for the three and six months ended June 30, 2021, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2022	$5,791
2023	11,516
2024	11,183
2025	11,183
2026	11,082
2027	10,315
Thereafter	46,666
Total	$107,736
7. Accrued Expenses
Accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued interest	$5,028	$4,980
Accrued compensation and benefits	8,107	6,897
Accrued bonus	3,928	1,125
Accrued legal fees and settlements	164	1,076
Other accrued expenses	5,753	4,441
Accrued expenses	$22,980	$18,519
8. Debt Obligations
The Company’s debt obligations as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Senior Notes	$320,343	$320,343
2018 ABL Credit Facility	27,000	15,000
Magnum Promissory Notes	563	1,125
Other short-term debt	242	968
Total debt before deferred financing costs	$348,148	$337,436
Deferred financing costs	(2,196)	(3,029)
Total debt	$345,952	$334,407
Less: Current portion of long-term debt	(27,805)	(2,093)
Long-term debt	$318,147	$332,314
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at June 30, 2022.
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
Unamortized deferred financing costs associated with the Senior Notes were $2.2 million and $3.0 million at June 30, 2022 and December 31, 2021, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
Extinguishment of Debt
During the six months ended June 30, 2021, the Company repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash. Deferred financing costs associated with these transactions were $0.3 million for the six months ended June 30, 2021. As a result, the Company recorded a $17.6 million gain on the extinguishment of debt for the six months ended June 30, 2021, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income (Loss) for the six months ended June 30, 2021. The Company did not repurchase any Senior Notes during the three months ended June 30, 2021.
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
At June 30, 2022, the Company had $27.0 million outstanding borrowings under the 2018 ABL Credit Facility, and its availability under the 2018 ABL Credit Facility was approximately $52.1 million, net of outstanding letters of credit of $1.3 million.
Loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans varies from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans varies from 1.75% to 2.25%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at June 30, 2022.
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto, the Company issued promissory notes with an aggregated principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of Magnum. The Magnum Promissory Notes bear interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes is paid in equal quarterly installments which began January 1, 2021. The entire unpaid principal amount will be due and payable on the maturity date, which is the earlier of October 1, 2022 or the business day after the date on which the Company sells, transfers, or otherwise disposes of the “E-Set” tools business to an unaffiliated third party, unless such sale, transfer, or disposition is made, directly or indirectly, as part of the sale, transfer, or disposition of the Dissolvable Plugs Business or due to the occurrence of a Change of Control Event (each as defined in the Magnum Purchase Agreement).
Other Short-Term Debt
In the fourth quarter of 2021, the Company renewed certain insurance policies and financed the premium for its excess policy for $1.5 million. At June 30, 2022, the outstanding balance on this premium was $0.2 million.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Senior Notes	$204,219	$153,765
2018 ABL Credit Facility	$27,000	$15,000
Magnum Promissory Notes	$563	$1,125
Other short-term debt	$242	$968
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
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The Company also purchased $0.7 million and $1.4 million of products and services during the three and six months ended June 30, 2022, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2021, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.2 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with this office space, net of sub-leasing income, was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively. There were net outstanding payables due to this entity of $0.1 million at June 30, 2022. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At June 30, 2022 and December 31, 2021, the outstanding principal balance payable to Mr. Frazier was $0.6 million and $1.1 million, respectively. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. There were outstanding payables due to Select of $0.1 million at both June 30, 2022 and December 31, 2021.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.2 million for both the three and six months ended June 30, 2022 and $0.8 million and $1.0 million for the three and six months ended June 30, 2021, respectively. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 equal monthly installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $0.2 million and $0.5 million at June 30, 2022 and December 31, 2021, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively, $0.6 million and $1.6 million for the three and six months ended June 30, 2021, respectively. There were outstanding receivables due from Devon of $0.5 million and $0.4 million at June 30, 2022 and December 31, 2021, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.1 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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

The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout at June 30, 2022 and 2021 was as follows:

Frac Tech
(in thousands)
Balance at December 31, 2021	$910
Revaluation adjustments	191
Payments	(92)
Balance at June 30, 2022	$1,009

Frac Tech
(in thousands)
Balance at December 31, 2020	$604
Revaluation adjustments	(145)
Payments	(64)
Balance at June 30, 2021	$395
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.3 million and $0.1 million reported in “Accrued expenses” at June 30, 2022 and December 31, 2021, respectively, and $0.7 million and $0.8 million reported in “Other long-term liabilities” at June 30, 2022 and December 31, 2021, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(522)	$95
Effective tax rate	34.8%	(0.4)%

	Six Months Ended June 30,
	2022	2021
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(410)	$122
Effective tax rate	4.9%	(0.4)%
The Company’s provision (benefit) for income taxes for the three and six months ended June 30, 2022 was primarily attributed to state and non-U.S. income taxes.
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

Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(978)	30,832,566	$(0.03)	$(24,530)	30,424,026	$(0.81)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(978)	30,832,566	$(0.03)	$(24,530)	30,424,026	$(0.81)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(7,877)	30,663,212	$(0.26)	$(32,776)	30,152,733	$(1.09)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(7,877)	30,663,212	$(0.26)	$(32,776)	30,152,733	$(1.09)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three and six months ended June 30, 2022 and 2021 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2022	2021
Three months ended June 30,	1,177,509	523,779
Six months ended June 30,	949,789	778,849

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a leading North American onshore completion services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in the U.S., as well as within Canada and abroad, to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
We provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including technologies used for completing the toe stage of a horizontal well, casing flotation devices, and fully-composite, dissolvable, and extended range frac plugs to isolate stages during plug-and-perf operations, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns and isolation tools to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool, providing a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.
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
•Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) before interest, taxes, and depreciation and amortization, further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation and cash award expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.
•Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss (gain) on the sale of subsidiaries, (vi) loss (gain) on extinguishment of debt, and (vii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.
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
Recent Events, Industry Trends, and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In 2020, oil and natural gas prices as well as E&P capital spending reached historic lows. In the first quarter of 2021, oil and natural gas prices began to rebound and steadily increased throughout 2021 and into the first quarter of 2022, with oil prices reaching a 13-year high in March 2022, primarily as a result of the conflict between Russia and Ukraine igniting fears of shortages. In July 2022, oil prices began to decline in response to some indications of slowing economic growth, which would reduce demand, although oil and natural gas prices continue to be higher year-over-year. With supportive commodity prices, activity levels have improved in the first half of 2022, and U.S. completions increased approximately 26% as compared to the first half of 2021 according to the Energy Information Administration, and activity levels are expected to continue to increase into 2023.
With this improved environment, we are optimistic looking into the second half of 2022 and 2023. Underinvestment in oil and gas development, an increase in overall global demand coming out of the coronavirus pandemic, and international conflict, specifically between Russia and Ukraine, is creating an undersupplied market and supportive commodity prices for activity growth. Most U.S. operators completed their premium drilled but uncompleted wells inventory in 2021 and will need to drill more wells in order to maintain or increase production levels in 2022, and North American capital spending in 2022 will likely increase in comparison to 2021 and again in 2023. At the same time, the oilfield services industry is facing extreme labor shortages, as well as equipment and supply chain constraints. As a result, we have implemented price increases across many service lines thus far in 2022. Depending on the rate and quantity of rig and frac crew additions, we expect further pricing increases throughout the rest of 2022 and into 2023; however, the magnitude and timing of potential price increases will depend on a number of factors.
Labor constraints will likely remain problematic for the industry, and we expect further wage and labor inflation. If activity continues to increase, we would expect further labor and equipment shortages in the market, which could lead to additional price increases across the industry. However, some of these price increases could potentially be offset by labor and material cost inflation, as well as an inability to complete work due to labor shortages or supply chain constraints. Additionally, as oilfield services companies continue to increase costs, our customers’ activity levels could be negatively impacted due to their own cost inflation.
Furthermore, even with supportive commodity prices, the majority of public E&P companies have remained focused on capital discipline and have not added incremental activity above pre-announced budgets thus far in 2022, despite oil prices averaging over $100 per barrel for the first half of 2022. Because of operators’ commitment to capital discipline, activity levels remain lower than those of previous years. In 2019, the average West Texas Intermediate (“WTI”) price was $56.99, and the average U.S. rig count was 943. For the first half of 2022, the average WTI price was $102.01, approximately 79% higher than 2019, with an average U.S. rig count of 678, approximately 28% lower than 2019.
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

Results of Operations
Results for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenues	$142,346	$84,832	$57,514
Cost of revenues (exclusive of depreciation and amortization shown separately below)	112,741	76,638	36,103
Adjusted gross profit	$29,605	$8,194	$21,411

General and administrative expenses	$12,455	$12,167	$288
Depreciation	6,511	7,438	(927)
Amortization of intangibles	3,768	4,091	(323)
Loss on revaluation of contingent liability	186	45	141
Loss on sale of property and equipment	267	950	(683)
Income (loss) from operations	6,418	(16,497)	22,915
Non-operating expense	7,918	7,938	(20)
Loss before income taxes	(1,500)	(24,435)	22,935
Provision (benefit) for income taxes	(522)	95	(617)
Net loss	$(978)	$(24,530)	$23,552
Revenues
Revenues increased $57.5 million, or 68%, to $142.3 million for the second quarter of 2022. The increase in comparison to the second quarter of 2021 was prevalent across all lines of service and was due to activity and pricing improvements. As compared to the second quarter of 2021, the average U.S. rig count increased 59%, and active frac crew counts increased 24%. Cementing revenue (including pump downs) increased by $27.9 million, or 102%, as total cement job count increased 79% in comparison to the second quarter of 2021. In addition, coiled tubing revenue increased $13.2 million, or 91%, as total days worked increased by 39%, tools revenue increased $8.7 million, or 36%, as completion tools stages increased by 34%, and wireline revenue increased $7.7 million, or 41%, as total completed wireline stages increased by 17%, each in comparison to the second quarter of 2021.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $36.1 million, or 47%, to $112.7 million for the second quarter of 2022. The increase in comparison to the second quarter of 2021 was prevalent across all lines of service and was related to increased activity, noted above, coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $18.2 million increase in materials installed and consumed while performing services, a $13.5 million increase in employee costs, and a $4.4 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the second quarter of 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $21.4 million to $29.6 million for the second quarter of 2022 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $0.3 million to $12.5 million for the second quarter of 2022. The increase was primarily related to a $2.7 million increase in employee costs due to increases in headcount and compensation. The overall increase was partially offset by a $2.3 million decrease in professional fees in comparison to the second quarter of 2021.

Depreciation
Depreciation expense decreased $0.9 million to $6.5 million for the second quarter of 2022. The decrease in comparison to the second quarter of 2021 was associated with all lines of service and was primarily due to certain assets becoming fully depreciated in recent periods.
Amortization of Intangibles
We recorded $3.8 million in intangible amortization in the second quarter of 2022 and $4.1 million in intangible amortization for the second quarter of 2021, in each case, primarily attributed to technology and customer relationships. The $0.3 million decrease is related to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
In the second quarter of 2022, we recorded a $0.2 million loss on revaluation of the contingent liability as compared to a less than $0.1 million loss on revaluation of the contingent liability in the second quarter of 2021. The change was due to an increase in fair value of the earnout associated with our acquisition of Frac Technology AS between periods.
Non-Operating (Income) Expenses
We recorded $7.9 million in non-operating expenses for both the second quarter of 2022 and the second quarter of 2021. Non-operating expenses for both periods relate primarily to interest expense associated with the Senior Notes and the 2018 ABL Credit Facility (each as defined and described in “Liquidity and Capital Resources”).
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.5 million for the second quarter of 2022 compared to an income tax provision of less than $0.1 million for the second quarter of 2021. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $19.3 million to $18.9 million for the second quarter of 2022. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenues	$259,281	$151,458	$107,823
Cost of revenues (exclusive of depreciation and amortization shown separately below)	207,059	138,921	68,138
Adjusted gross profit	$52,222	$12,537	$39,685

General and administrative expenses	$24,291	$22,391	$1,900
Depreciation	13,015	15,227	(2,212)
Amortization of intangibles	7,672	8,183	(511)
(Gain) loss on revaluation of contingent liability	191	(145)	336
(Gain) loss on sale of property and equipment	(447)	677	(1,124)
Income (loss) from operations	7,500	(33,796)	41,296
Non-operating (income) expense	15,787	(1,142)	16,929
Loss before income taxes	(8,287)	(32,654)	24,367
Provision (benefit) for income taxes	(410)	122	(532)
Net loss	$(7,877)	$(32,776)	$24,899
Revenues
Revenues increased $107.8 million, or 71%, to $259.3 million for the first six months of 2022. The increase in comparison to the first six months of 2021 was prevalent across all lines of service and was due to activity and pricing improvements. As compared to the first six months of 2021, the average U.S. rig count increased 60%, and active frac crew counts increased 26%. Cementing revenue (including pump downs) increased by $50.3 million, or 100%, as total cement job count increased 71% in comparison to the first six months of 2021. In addition, coiled tubing revenue increased $23.8 million, or 94%, as total days worked increased by 41%, tools revenue increased $17.4 million, or 39%, as completion tools stages increased by 35%, and wireline revenue increased $16.3 million, or 52%, as total completed wireline stages increased by 28%, in each case, in comparison to the first six months of 2021.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $68.1 million, or 49%, to $207.1 million for the first six months of 2022. The increase in comparison to the first six months of 2021 was prevalent across all lines of service and was related to increased activity, noted above, coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $37.9 million increase in materials installed and consumed while performing services, a $23.6 million increase in employee costs, and a $6.6 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the first six months of 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $39.7 million to $52.2 million for the first six months of 2022 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $1.9 million to $24.3 million for the first six months of 2022. The increase was primarily related to a $3.7 million increase in employee costs due to increases in headcount and compensation. The overall increase was partially offset by a $1.4 million decrease in professional fees in comparison to the first six months of 2021.
Depreciation
Depreciation expense decreased $2.2 million to $13.0 million for the first six months of 2022. The decrease in comparison to the first six months of 2021 was associated with all lines of service and was primarily due to certain assets becoming fully depreciated in recent periods.
Amortization of Intangibles
We recorded $7.7 million in intangible amortization in the first six months of 2022 and $8.2 million in intangible amortization for the first six months of 2021, in each case, primarily attributed to technology and customer relationships. The $0.5 million decrease is related to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
In the first six months of 2022, we recorded a $0.2 million loss on revaluation of the contingent liability as compared to a $0.1 million gain on revaluation of the contingent liability in the first six months of 2021. The change was due to an increase in fair value of the earnout associated with our acquisition of Frac Technology AS between periods.
Non-Operating (Income) Expenses
We recorded $15.8 million in non-operating expenses for the first six months of 2022 compared to $1.1 million in non-operating income for the first six months of 2021. The $16.9 million decrease in non-operating income was primarily related to a $17.6 million gain on the extinguishment of debt related to the repurchase of Senior Notes in the first six months of 2021 that did not recur in the first six months of 2022. The overall decrease in non-operating income is partially offset by a $0.4 million reduction in interest expense mainly due to a reduced debt balance attributed to such repurchases of Senior Notes in the first six months of 2021 as well as a $0.3 million increase in other income between periods.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.4 million for the first six months of 2022 compared to an income tax provision of $0.1 million for the first six months of 2021. The difference between periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $34.9 million to $31.1 million for the second quarter of 2022. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, depreciation, and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation and cash award expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
Management believes Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at these measures because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of these measures. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(978)	$(24,530)	$(7,877)	$(32,776)
Interest expense	8,133	7,981	16,210	16,566
Interest income	(25)	(8)	(37)	(21)
Provision (benefit) for income taxes	(522)	95	(410)	122
Depreciation	6,511	7,438	13,015	15,227
Amortization of intangibles	3,768	4,091	7,672	8,183
EBITDA	$16,887	$(4,933)	$28,573	$7,301
(Gain) loss on revaluation of contingent liability (1)	186	45	191	(145)
Gain on extinguishment of debt	—	—	—	(17,618)
Restructuring charges	805	745	1,090	1,213
Stock-based compensation and cash award expense	758	1,028	1,685	3,038
(Gain) loss on sale of property and equipment	267	950	(447)	677
Legal fees and settlements (2)	11	1,735	45	1,747
Adjusted EBITDA	$18,914	$(430)	$31,137	$(3,787)
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
Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss (gain) on the sale of subsidiaries, (vi) loss (gain) on extinguishment of debt, and (vii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis.
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

The following table provides an explanation of our calculation of ROIC for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(978)	$(24,530)	$(7,877)	$(32,776)
Add back:
Interest expense	8,133	7,981	16,210	16,566
Interest income	(25)	(8)	(37)	(21)
Restructuring charges	805	745	1,090	1,213
Gain on extinguishment of debt	—	—	—	(17,618)
After-tax net operating income (loss)	$7,935	$(15,812)	$9,386	$(32,636)
Total capital as of prior period-end:
Total stockholders’ equity (deficit)	$(45,366)	$14,083	$(39,267)	$20,409
Total debt	341,511	322,031	337,436	348,637
Less cash and cash equivalents	(19,941)	(52,982)	(21,509)	(68,864)
Total capital as of prior period-end	$276,204	$283,132	$276,660	$300,182
Total capital as of period-end:
Total stockholders’ deficit	$(46,319)	$(9,731)	$(46,319)	$(9,731)
Total debt	348,148	322,031	348,148	322,031
Less cash and cash equivalents	(22,408)	(33,128)	(22,408)	(33,128)
Total capital as of period-end	$279,421	$279,172	$279,421	$279,172
Average total capital	$277,813	$281,152	$278,041	$289,677
ROIC	11.4%	(22.5)%	6.8%	(22.5)%

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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Calculation of gross profit (loss):
Revenues	$142,346	$84,832	$259,281	$151,458
Cost of revenues (exclusive of depreciation and amortization shown separately below)	112,741	76,638	207,059	138,921
Depreciation (related to cost of revenues)	6,055	6,917	12,104	14,161
Amortization of intangibles	3,768	4,091	7,672	8,183
Gross profit (loss)	$19,782	$(2,814)	$32,446	$(9,807)

Adjusted gross profit reconciliation:
Gross profit (loss)	$19,782	$(2,814)	$32,446	$(9,807)
Depreciation (related to cost of revenues)	6,055	6,917	12,104	14,161
Amortization of intangibles	3,768	4,091	7,672	8,183
Adjusted gross profit	$29,605	$8,194	$52,222	$12,537
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
At June 30, 2022, we had $22.4 million of cash and cash equivalents and $52.1 million of availability under the 2018 ABL Credit Facility, which resulted in a total liquidity position of $74.5 million. We expect our liquidity position to continue to be impacted by semi-annual interest payments on May 1 and November 1 of each year of $14.0 million each on the Senior Notes.
At June 30, 2022, we had $27.0 million of borrowings under the 2018 ABL Credit Facility. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of June 30, 2022, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023. In the absence of redemption or repurchase of the Senior Notes, the effective maturity date of the 2018 ABL Credit Facility would be April 28, 2023.
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

Senior Notes
On October 25, 2018, we issued $400.0 million of 8.750% Senior Notes due 2023 (the “Senior Notes”) under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as trustee. As of June 30, 2022, there were approximately $320.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. Based on current amounts outstanding as of June 30, 2022, the semi-annual interest payments are $14.0 million each. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at June 30, 2022.
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
During the six months ended June 30, 2021, we repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash. During the six months ended June 30, 2022, we did not repurchase any Senior Notes.
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
At June 30, 2022, we had $27.0 million of outstanding borrowings under the 2018 ABL Credit Facility, and our availability under the 2018 ABL Credit Facility was approximately $52.1 million, net of outstanding letters of credit of $1.3 million.
Loans to us and our domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility may be base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans varies from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans varies from 1.75% to 2.25%, in each case depending on our leverage ratio. In addition, a commitment fee of 0.50% per annum will be charged on the average daily unused portion of the revolving commitments.
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred, until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at June 30, 2022.
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
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating activities	$(6,889)	$(24,869)
Investing activities	(1,627)	(1,137)
Financing activities	9,521	(9,706)
Impact of foreign exchange rate on cash	(106)	(24)
Net change in cash and cash equivalents	$899	$(35,736)
Operating Activities
Net cash used in operating activities was $6.9 million in the first six months of 2022 compared to $24.9 million in the first six months of 2021. The $18.0 million decrease in net cash used in operating activities was primarily a result of a $36.0 million increase in cash flow provided by operations, adjusted for any non-cash items, in comparison to the first six months of 2021. The overall change was partially offset by an $18.0 million increase in cash used for working capital, including an increase in accounts receivable from increased product and service sales, which has the effect of lagging cash collections, in comparison to the first six months of 2021.
Investing Activities
Net cash used in investing activities was $1.6 million during the first six months of 2022 compared to $1.1 million in the first six months of 2021. The $0.5 million increase was primarily due to a $0.8 million increase in cash purchases of property and equipment, partially offset by a $0.3 million increase in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to the first six months of 2021.
Financing Activities
Net cash provided by financing activities was $9.5 million during the first six months of 2022 compared to $9.7 million in net cash used in financing activities in the first six months of 2021. The $19.2 million change was primarily related to $12.0 million in proceeds from the 2018 ABL Credit Facility in the first six months of 2022 that did not occur in the first six months of 2021. The change was also partly attributed to $8.4 million in purchases of the Senior Notes in the first six months of 2021 that did not recur in the first six months of 2022. The change was partially offset by $0.7 million in payments on short-term debt in the first six months of 2022 that did not occur in the first six months of 2021, as well as a $0.3 million increase in payments on the Magnum Promissory Notes (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q) between periods.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
Except as set forth in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our repurchases of our equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2022 – April 30, 2022	102,072	$2.89	—	—
May 1, 2022 – May 31, 2022	—	—	—	—
June 1, 2022 – June 30, 2022	—	—	—	—
Total	102,072	$2.89	—	—
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

10.1*	Form of Nine Energy Service, Inc. Performance-Based Cash Award Grant Notice and Form of Performance-Based Cash Award Agreement.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	August 3, 2022	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)