Form 10-Q
period 2022-09-30
Nine Energy Service, Inc.
filed 2022-11-07
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 3, 2022 was 33,221,266.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A of Part II of this Quarterly Report on Form 10-Q. These factors, some of which are beyond our control, include the following:
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected. Significant factors that are likely to affect near-term commodity prices include actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations; U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world; and geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war, or terrorism.
•Our substantial debt obligations could have significant adverse consequences on our business and future prospects, and restrictions in our debt agreements could limit our growth and our ability to engage in certain activities. In addition, in order to meet our debt obligations, we may engage in refinancing or restructuring of our indebtedness by seeking additional sources of capital, selling assets, or a combination thereof.
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
•If we are unable to accurately predict customer demand, including that of our international customers, or if customers cancel their orders on short notice, we may hold excess or obsolete inventory, which would reduce gross margins. Conversely, insufficient inventory would result in lost revenue opportunities and potentially loss of market share and damaged customer relationships.
•We are dependent on customers in a single industry. The loss of one or more significant customers, including certain of our customers outside of the U.S., could adversely affect our financial condition, prospects, and results of operations. Sales to customers outside of the U.S. also exposes us to risks inherent in doing business internationally, including political, social, and economic instability and disruptions, export controls, economic sanctions, embargoes or trade restrictions, and fluctuations in foreign currency exchange rates.

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
•Our ability to maintain compliance with the New York Stock Exchange (the “NYSE”) continued listing requirements and avoid the delisting of our common stock.
Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.
These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$21,490	$21,509
Accounts receivable, net	103,881	64,025
Income taxes receivable	1,184	1,393
Inventories, net	52,959	42,180
Prepaid expenses and other current assets	9,123	10,195
Total current assets	188,637	139,302
Property and equipment, net	75,658	86,958
Operating lease right of use assets, net	35,934	35,117
Finance lease right of use assets, net	598	1,445
Intangible assets, net	105,840	116,408
Other long-term assets	808	2,383
Total assets	$407,475	$381,613
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$38,145	$28,680
Accrued expenses	29,374	18,519
Current portion of long-term debt	27,281	2,093
Current portion of operating lease obligations	7,438	6,091
Current portion of finance lease obligations	420	1,070
Total current liabilities	102,658	56,453
Long-term liabilities
Long-term debt	305,631	332,314
Long-term operating lease obligations	29,612	30,435
Long-term finance lease obligations	—	65
Other long-term liabilities	1,659	1,613
Total liabilities	439,560	420,880
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 33,233,106 and 32,826,325 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	332	328
Additional paid-in capital	774,510	773,350
Accumulated other comprehensive loss	(4,926)	(4,535)
Accumulated deficit	(802,001)	(808,410)
Total stockholders’ equity (deficit)	(32,085)	(39,267)
Total liabilities and stockholders’ equity (deficit)	$407,475	$381,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Service	$126,634	$65,916	$324,075	$172,932
Product	40,798	26,952	102,638	71,394
	167,432	92,868	426,713	244,326
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	92,920	59,614	252,812	160,141
Product	30,498	19,265	77,665	57,659
General and administrative expenses	13,475	11,114	37,766	33,505
Depreciation	6,593	6,921	19,608	22,148
Amortization of intangibles	2,896	4,029	10,568	12,212
(Gain) loss on revaluation of contingent liability	46	21	237	(124)
(Gain) loss on sale of property and equipment	1,242	(17)	795	660
Income (loss) from operations	19,762	(8,079)	27,262	(41,875)
Interest expense	8,125	7,968	24,335	24,534
Interest income	(134)	(3)	(171)	(24)
Gain on extinguishment of debt	(2,843)	—	(2,843)	(17,618)
Other income	(161)	(34)	(547)	(103)
Income (loss) before income taxes	14,775	(16,010)	6,488	(48,664)
Provision for income taxes	489	41	79	163
Net income (loss)	$14,286	$(16,051)	$6,409	$(48,827)
Earnings (loss) per share
Basic	$0.46	$(0.53)	$0.21	$(1.61)
Diluted	$0.45	$(0.53)	$0.20	$(1.61)
Weighted average shares outstanding
Basic	31,100,712	30,449,286	30,810,648	30,252,670
Diluted	31,932,613	30,449,286	31,750,425	30,252,670
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(225)	$(102)	$(391)	$(32)
Total other comprehensive loss, net of tax	(225)	(102)	(391)	(32)
Total comprehensive income (loss)	$14,061	$(16,153)	$6,018	$(48,859)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2022	33,369,148	$334	$774,335	$(4,701)	$(816,287)	$(46,319)
Issuance of common stock under stock compensation plan, net of forfeitures	(13,174)	—	—	—	—	—
Stock-based compensation expense	—	—	521	—	—	521
Vesting of restricted stock and stock units	(122,868)	(2)	(346)	—	—	(348)
Other comprehensive loss	—	—	—	(225)	—	(225)
Net income	—	—	—	—	14,286	14,286
Balance, September 30, 2022	33,233,106	$332	$774,510	$(4,926)	$(802,001)	$(32,085)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2021	31,350,677	$314	$770,997	$(4,431)	$(776,611)	$(9,731)
Issuance of common stock under stock compensation plan, net of forfeitures	1,490,234	14	(14)	—	—	—
Stock-based compensation expense	—	—	1,153	—	—	1,153
Vesting of restricted stock and stock units	(827)	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(16,051)	(16,051)
Balance, September 30, 2021	32,840,084	$328	$772,135	$(4,533)	$(792,662)	$(24,732)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	634,924	7	(7)	—	—	—
Stock-based compensation expense	—	—	1,943	—	—	1,943
Vesting of restricted stock and stock units	(228,143)	(3)	(776)	—	—	(779)
Other comprehensive loss	—	—	—	(391)	—	(391)
Net income	—	—	—	—	6,409	6,409
Balance, September 30, 2022	33,233,106	$332	$774,510	$(4,926)	$(802,001)	$(32,085)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2020	31,557,809	$316	$768,429	$(4,501)	$(743,835)	$20,409
Issuance of common stock under stock compensation plan, net of forfeitures	1,471,150	14	(14)	—	—	—
Stock-based compensation expense	—	—	4,191	—	—	4,191
Vesting of restricted stock and stock units	(188,875)	(2)	(471)	—	—	(473)
Other comprehensive loss	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(48,827)	(48,827)
Balance, September 30, 2021	32,840,084	$328	$772,135	$(4,533)	$(792,662)	$(24,732)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$6,409	$(48,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	19,608	22,148
Amortization of intangibles	10,568	12,212
Amortization of operating leases	6,268	6,001
Amortization of deferred financing costs	1,919	1,960
Recovery of doubtful accounts	(172)	(232)
Provision for inventory obsolescence	2,566	3,670
Stock-based compensation expense	1,943	4,191
Gain on extinguishment of debt	(2,843)	(17,618)
Loss on sale of property and equipment	795	660
(Gain) loss on revaluation of contingent liability	237	(124)
Changes in operating assets and liabilities
Accounts receivable, net	(39,751)	(17,101)
Inventories, net	(13,543)	(8,284)
Prepaid expenses and other current assets	1,537	2,956
Accounts payable and accrued expenses	18,825	17,759
Income taxes receivable/payable	212	187
Other assets and liabilities	(6,347)	(6,262)
Net cash provided by (used in) operating activities	8,231	(26,704)
Cash flows from investing activities
Proceeds from sales of property and equipment	2,939	2,997
Proceeds from property and equipment casualty losses	175	—
Purchases of property and equipment	(9,361)	(4,832)
Net cash used in investing activities	(6,247)	(1,835)
Cash flows from financing activities
Proceeds from 2018 ABL Credit Facility	12,000	—
Purchases of Senior Notes	(10,081)	(8,355)
Payments of short-term debt	(968)	—
Payments on Magnum Promissory Notes	(844)	(562)
Payments on finance leases	(999)	(810)
Payments of contingent liability	(135)	(110)
Vesting of restricted stock and stock units	(779)	(473)
Net cash used in financing activities	(1,806)	(10,310)
Impact of foreign currency exchange on cash	(197)	(46)
Net decrease in cash and cash equivalents	(19)	(38,895)
Cash and cash equivalents
Cash and cash equivalents beginning of period	21,509	68,864
Cash and cash equivalents end of period	$21,490	$29,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,597	$15,787

Cash refunded for income taxes	$110	$24
Cash paid for operating leases	$6,340	$6,114
Right of use assets obtained in exchange for operating lease obligations	$6,002	$2,236
Supplemental schedule of non-cash activities:
Right of use assets obtained in exchange for finance lease obligations	$308	$—
Capital expenditures in accounts payable and accrued expenses	$1,192	$781
Receivable from property and equipment sale (including insurance)	$—	$992

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases and gaining market share. Thus far in 2022, oil and natural gas prices have improved, and activity levels have increased compared to 2021, resulting in higher demand for the Company’s products and services. Due to a heightened competition for qualified labor, an under-supply of equipment, and other supply chain-related constraints, the Company has implemented price increases in most service lines. Finding and retaining qualified labor continues to be a challenge resulting in wage inflation, offsetting some of the price increases. Going forward, the Company’s earnings will be affected by its customers’ activity plans (which are strongly influenced by commodity prices), the Company’s ability to implement further price increases, the impact of wage and labor inflation, and labor shortage and supply chain constraints. Additionally, activity levels could be affected as oilfield service providers continue to raise prices and customers are impacted by cost inflation to drill, complete, and produce oil and natural gas wells.
Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. At September 30, 2022, the Company had $21.5 million of cash and cash equivalents and $66.7 million of availability under the 2018 ABL Credit Facility (as defined in Note 8 – Debt Obligations), which resulted in a total liquidity position of $88.2 million. As in the past, the Company expects its liquidity position to be impacted by the Senior Notes’ (as defined in Note 8 – Debt Obligations) semi-annual interest payments ($13.4 million based on amounts outstanding as of September 30, 2022), which recently occurred on November 1, 2022 and will again occur on May 1, 2023.
At September 30, 2022, the Company had $27.0 million of borrowings under the 2018 ABL Credit Facility. The Company has borrowed an additional $5.0 million, net to date in the fourth quarter of 2022. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of September 30, 2022, there were approximately $307.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023, which is less than one year from the issuance date of the Company’s condensed consolidated financial statements. In the absence of management’s ability to redeem or repurchase the Senior Notes, the effective maturity date of the 2018 ABL Credit Facility would be April 28, 2023. As such, the borrowings associated with the 2018 ABL Credit Facility are classified as current in the Company’s Condensed Consolidated Balance Sheet at September 30, 2022.
Management’s plans to satisfy these obligations include refinancing or restructuring the Company’s indebtedness (both the 2018 ABL Credit Facility and the Senior Notes), seeking additional sources of capital, selling assets, or a combination thereof. Any such transactions may involve the issuance of additional equity or convertible debt securities that could result in material dilution to the Company’s stockholders, and these securities could have rights superior to holders of the Company’s common stock and could contain covenants that will restrict its operations. The Company’s ability to successfully execute these plans is dependent on its financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, and other factors, many of which are beyond the Company’s control. There can be no assurance that the Company will succeed in executing these plans. If unsuccessful, the Company will not have sufficient liquidity and capital resources to repay its indebtedness when it matures, or otherwise meet its cash requirements over the next twelve months, which raises substantial doubt about its ability to continue as a going concern.

2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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

4. Revenues
Disaggregation of Revenue
Disaggregated revenue for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Cement	$63,904	$29,541
Tools	40,798	26,952
Wireline	29,312	19,246
Coiled tubing	33,418	17,129
Total revenues	$167,432	$92,868

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cement	$164,372	$79,757
Tools	102,638	71,394
Wireline	77,043	50,643
Coiled tubing	82,660	42,532
Total revenues	$426,713	$244,326

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Service(1)	$126,634	$65,916
Product(1)	40,798	26,952
Total revenues	$167,432	$92,868

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Service(1)	$324,075	$172,932
Product(1)	102,638	71,394
Total revenues	$426,713	$244,326

(1)     The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At September 30, 2022 and December 31, 2021, the amount of remaining performance obligations was not material.
Contract Balances
At September 30, 2022 and December 31, 2021, the amount of contract assets and contract liabilities was not material.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $9.5 million and $9.0 million at September 30, 2022 and December 31, 2021, respectively.
Inventories, net as of September 30, 2022 and December 31, 2021 were comprised of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$37,888	$31,153
Work in progress	111	675
Finished goods	24,464	19,323
Inventories	62,463	51,151
Reserve for obsolescence	(9,504)	(8,971)
Inventories, net	$52,959	$42,180
6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(49,150)	$14,120	5.1
Non-compete agreements	6,500	(6,066)	434	1.1
Technology	125,110	(34,824)	90,286	11.0
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(90,040)	$105,840

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(45,187)	$18,083	5.3
Non-compete agreements	6,500	(5,766)	734	2.0
Technology	125,110	(28,519)	96,591	11.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(79,472)	$116,408
Amortization of intangibles expense was $2.9 million and $10.6 million for the three and nine months ended September 30, 2022, respectively. Amortization of intangibles expense was $4.0 million and $12.2 million for the three and nine months ended September 30, 2021, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
Remainder of 2022	$2,895
2023	11,516
2024	11,183
2025	11,183
2026	11,082
2027	10,315
Thereafter	46,666
Total	$104,840
7. Accrued Expenses
Accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued interest	$11,635	$4,980
Accrued compensation and benefits	6,506	6,897
Accrued bonus	4,458	1,125
Accrued legal fees and settlements	198	1,076
Other accrued expenses	6,577	4,441
Accrued expenses	$29,374	$18,519
8. Debt Obligations
The Company’s debt obligations as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Senior Notes	$307,339	$320,343
2018 ABL Credit Facility	27,000	15,000
Magnum Promissory Notes	281	1,125
Other short-term debt	—	968
Total debt before deferred financing costs	$334,620	$337,436
Deferred financing costs	(1,708)	(3,029)
Total debt	$332,912	$334,407
Less: Current portion of long-term debt	(27,281)	(2,093)
Long-term debt	$305,631	$332,314
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the Indenture at September 30, 2022.
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
Unamortized deferred financing costs associated with the Senior Notes were $1.7 million and $3.0 million at September 30, 2022 and December 31, 2021, respectively. These costs are direct deductions from the carrying amount of the Senior Notes and are being amortized through interest expense through the maturity date of the Senior Notes using the effective interest method.
Extinguishment of Debt
During the three and nine months ended September 30, 2022, the Company repurchased approximately $13.0 million of Senior Notes at a repurchase price of approximately $10.1 million in cash. Deferred financing costs associated with these transactions were $0.1 million for the three months and nine months ended September 30, 2022. As a result, the Company recorded a $2.8 million gain on the extinguishment of debt for the three months ended September 30, 2022, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022.
During the three months ended March 31, 2021, the Company repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash. Deferred financing costs associated with these transactions were $0.3 million. As a result, the Company recorded a $17.6 million gain on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the Senior Notes partially offset by the deferred financing costs. The gain on extinguishment of debt is included as a separate line item in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2021. The Company did not repurchase any Senior Notes during the three months ended June 30, 2021 or during the three months ended September 30, 2021.
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
At September 30, 2022, the Company had $27.0 million outstanding borrowings under the 2018 ABL Credit Facility, and its availability under the 2018 ABL Credit Facility was approximately $66.7 million, net of outstanding letters of credit of $1.3 million. The Company has borrowed an additional $5.0 million, net to date in the fourth quarter of 2022.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2022.
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
Other Short-Term Debt
In the fourth quarter of 2021, the Company renewed certain insurance policies and financed the premium for its excess policy for $1.5 million. At September 30, 2022, there is no outstanding balance on this premium.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Senior Notes	$233,578	$153,765
2018 ABL Credit Facility	$27,000	$15,000
Magnum Promissory Notes	$281	$1,125
Other short-term debt	$—	$968
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
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance expense associated with these entities was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The Company also purchased $0.8 million and $2.2 million of products and services during the three and nine months ended September 30, 2022, respectively, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.5 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively.
In addition, the Company leases office space in Corpus Christi and Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with this office space, net of sub-leasing income, was $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At September 30, 2022 and December 31, 2021, the outstanding principal balance payable to Mr. Frazier was $0.3 million and $1.1 million, respectively. For additional information regarding the Magnum Promissory Notes, see Note 8 – Debt Obligations.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also serves as a director of Select. The Company was billed $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively. There were outstanding payables due to Select of $0.1 million at both September 30, 2022 and December 31, 2021.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.4 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.3 million for the three and nine months ended September 30, 2021, respectively. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 equal monthly installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $0.5 million at both September 30, 2022 and December 31, 2021.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $2.2 million for the three and nine months ended September 30, 2021, respectively. There were outstanding receivables due from Devon of $0.1 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.2 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout at September 30, 2022 and 2021 was as follows:

Frac Tech
(in thousands)
Balance at December 31, 2021	$910
Revaluation adjustments	237
Payments	(135)
Balance at September 30, 2022	$1,012

Frac Tech
(in thousands)
Balance at December 31, 2020	$604
Revaluation adjustments	(124)
Payments	(110)
Balance at September 30, 2021	$370
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.4 million and $0.1 million reported in “Accrued expenses” at September 30, 2022 and December 31, 2021, respectively, and $0.6 million and $0.8 million reported in “Other long-term liabilities” at September 30, 2022 and December 31, 2021, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands, except percentages)
Provision for income taxes	$489	$41
Effective tax rate	3.3%	(0.3)%

	Nine Months Ended September 30,
	2022	2021
	(in thousands, except percentages)
Provision for income taxes	$79	$163
Effective tax rate	1.2%	(0.3)%
The Company’s provision (benefit) for income taxes for the three and nine months ended September 30, 2022 was primarily attributed to state and non-U.S. income taxes. At September 30, 2022, the Company continues to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
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

Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Net Income	Average Shares Outstanding	Earnings Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$14,286	31,100,712	$0.46	$(16,051)	30,449,286	$(0.53)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	831,901	—	—	—	—
Diluted	$14,286	31,932,613	$0.45	$(16,051)	30,449,286	$(0.53)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Net Income	Average Shares Outstanding	Earnings Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$6,409	30,810,648	$0.21	$(48,827)	30,252,670	$(1.61)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	934,614	—	—	—	—
Unvested performance stock units	—	5,163	—	—	—	—
Diluted	$6,409	31,750,425	$0.20	$(48,827)	30,252,670	$(1.61)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three and nine months ended September 30, 2021 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2022	2021
Three months ended September 30,	—	719,381
Nine months ended September 30,	—	692,689

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a leading completion services provider that targets unconventional oil and gas resource development within North America and abroad. We partner with our exploration and production (“E&P”) customers across all major onshore basins in the U.S., as well as within Canada and abroad, to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies.
We provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including technologies used for completing the toe stage of a horizontal well, liner installations used in refrac operations, casing flotation devices, and fully-composite, dissolvable, and extended range frac plugs to isolate stages during plug-and-perf operations, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns and isolation tools to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool, providing a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.
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
Recent Events, Industry Trends, and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In 2020, oil and natural gas prices as well as E&P capital spending reached historic lows. In the first quarter of 2021, oil and natural gas prices began to rebound and steadily increased throughout 2021 and have remained supportive into the third quarter of 2022, with oil prices reaching a 13-year high in March 2022, primarily as a result of the conflict between Russia and Ukraine igniting fears of shortages. In July 2022, oil prices began to decline in response to some indications of slowing economic growth, which would reduce demand, although oil and natural gas prices continue to be higher year-over-year. With supportive commodity prices, activity levels have improved through the third quarter of 2022, and U.S. completions increased approximately 26% as compared to the first three quarters of 2021 according to the Energy Information Administration, and activity levels are expected to continue to increase into 2023, although likely not at the same rate as 2022.
With this improved environment, we remain optimistic looking into 2023. Underinvestment in oil and gas development during the coronavirus pandemic and an increase in overall global demand coming out of the pandemic, the recent production cut announced by OPEC, international conflict, specifically between Russia and Ukraine, and public U.S. producers’

commitment to capital discipline rather than increased drilling, are together creating supportive commodity prices. Most U.S. operators completed their premium drilled but uncompleted wells inventory in 2021 and will need to drill more wells in order to maintain or increase production levels in 2023, and North American capital spending in 2023 will likely increase in comparison to 2022, although likely not at the same rate we anticipate for 2022 over 2021. At the same time, the oilfield services industry is facing labor shortages, as well as equipment and supply chain constraints, which is limiting availability for customers. As a result, we have implemented price increases across many service lines thus far in 2022. Depending on the rate and quantity of rig and frac crew additions in 2023, we expect further pricing increases in 2023; however, the magnitude and timing of potential price increases will depend on a number of factors.
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
Furthermore, even with supportive commodity prices, the majority of public E&P companies have remained focused on capital discipline and have not added incremental activity above pre-announced budgets thus far in 2022, despite oil prices averaging over $93 per barrel through the third quarter of 2022. Because of operators’ commitment to capital discipline, activity levels remain lower than those of previous years. In 2019, the average West Texas Intermediate (“WTI”) price was $56.99, and the average U.S. rig count was 943. Through the third quarter of 2022, the average WTI price was $93.06, approximately 63% higher than 2019, with an average U.S. rig count of 761, approximately 19% lower than 2019.
Significant factors that are likely to affect commodity prices moving forward include actions of the members of OPEC and other oil exporting nations that relate to or impact oil production or supply; the effect of energy, monetary, and trade policies of the U.S.; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly Russia, the Middle East, South America and Africa; changes to energy regulations and policies, including those of the U.S. Environmental Protection Agency and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. As noted above, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans, and uncertainty remains around supply and demand fundamentals.
In addition, the coronavirus pandemic and any resurgence and efforts to mitigate its effects may have a material adverse impact on demand for oil, commodity prices, and our business generally. See “Risk Factors – Risks Related to the Coronavirus Pandemic” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

Results of Operations
Results for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenues	$167,432	$92,868	$74,564
Cost of revenues (exclusive of depreciation and amortization shown separately below)	123,418	78,879	44,539
Adjusted gross profit	$44,014	$13,989	$30,025

General and administrative expenses	$13,475	$11,114	$2,361
Depreciation	6,593	6,921	(328)
Amortization of intangibles	2,896	4,029	(1,133)
Loss on revaluation of contingent liability	46	21	25
(Gain) loss on sale of property and equipment	1,242	(17)	1,259
Income (loss) from operations	19,762	(8,079)	27,841
Non-operating expense	4,987	7,931	(2,944)
Income (loss) before income taxes	14,775	(16,010)	30,785
Provision for income taxes	489	41	448
Net income (loss)	$14,286	$(16,051)	$30,337
Revenues
Revenues increased $74.6 million, or 80%, to $167.4 million for the third quarter of 2022. The increase in comparison to the third quarter of 2021 was prevalent across all lines of service and was due to activity and pricing improvements. As compared to the third quarter of 2021, the average U.S. rig count increased 53%. Cementing revenue (including pump downs) increased by $34.4 million, or 116%, as total cement job count increased 49% in comparison to the third quarter of 2021. In addition, coiled tubing revenue increased $16.3 million, or 95%, as total days worked increased by 36%, tools revenue increased $13.8 million, or 51%, as completion tools stages increased by 57%, and wireline revenue increased $10.1 million, or 52%, as total completed wireline stages increased by 19%, each in comparison to the third quarter of 2021.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $44.5 million, or 56%, to $123.4 million for the third quarter of 2022. The increase in comparison to the third quarter of 2021 was prevalent across all lines of service and was related to increased activity, noted above, coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $24.3 million increase in materials installed and consumed while performing services, a $15.5 million increase in employee costs, and a $4.7 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the third quarter of 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $30.0 million to $44.0 million for the third quarter of 2022 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $2.4 million to $13.5 million for the third quarter of 2022. The increase was primarily related to a $2.6 million increase in employee costs due to increases in headcount and compensation.
Depreciation
Depreciation expense decreased $0.3 million to $6.6 million for the third quarter of 2022. The decrease in comparison to the third quarter of 2021 was primarily related to certain assets becoming fully depreciated in the last twelve months.

Amortization of Intangibles
Amortization of intangibles, which is primarily comprised of technology and customer relationships, decreased $1.1 million to $2.9 million for the third quarter of 2022. The decrease in comparison to the third quarter of 2021 was related to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a less than $0.1 million loss on revaluation of contingent liability for both the third quarter of 2022 and the third quarter of 2021 associated with an increase in the fair value of the earnout associated with our acquisition of Frac Technology AS.
(Gain) Loss on Sale of Property and Equipment
We recorded a $1.2 million loss on sale of property and equipment for the third quarter of 2022 compared to a less than $0.1 million gain on sale of property and equipment for the third quarter of 2021. The $1.3 million increase was primarily associated with certain equipment damaged and fully disposed of in the third quarter of 2022 that did not occur in the third quarter of 2021.
Non-Operating (Income) Expenses
Non-operating expenses decreased $2.9 million to $5.0 million for the third quarter of 2022. The decrease in comparison to the third quarter of 2021 is primarily related to a $2.8 million gain on the extinguishment of debt related to the repurchase of Senior Notes (as defined and described in “Liquidity and Capital Resources”) in the third quarter of 2022 that did not occur in the third quarter of 2021.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.5 million for the third quarter of 2022 compared to an income tax provision of less than $0.1 million for the third quarter of 2021. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $28.1 million to $32.6 million for the third quarter of 2022. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenues	$426,713	$244,326	$182,387
Cost of revenues (exclusive of depreciation and amortization shown separately below)	330,477	217,800	112,677
Adjusted gross profit	$96,236	$26,526	$69,710

General and administrative expenses	$37,766	$33,505	$4,261
Depreciation	19,608	22,148	(2,540)
Amortization of intangibles	10,568	12,212	(1,644)
(Gain) loss on revaluation of contingent liability	237	(124)	361
Loss on sale of property and equipment	795	660	135
Income (loss) from operations	27,262	(41,875)	69,137
Non-operating expense	20,774	6,789	13,985
Income (loss) before income taxes	6,488	(48,664)	55,152
Provision for income taxes	79	163	(84)
Net income (loss)	$6,409	$(48,827)	$55,236
Revenues
Revenues increased $182.4 million, or 75%, to $426.7 million for the first nine months of 2022. The increase in comparison to the first nine months of 2021 was prevalent across all lines of service and was due to activity and pricing improvements. As compared to the first nine months of 2021, the average U.S. rig count increased 57%. Cementing revenue (including pump downs) increased by $84.6 million, or 106%, as total cement job count increased 63% in comparison to the first nine months of 2021. In addition, coiled tubing revenue increased $40.1 million, or 94%, as total days worked increased by 39%, tools revenue increased $31.3 million, or 44%, as completion tools stages increased by 43%, and wireline revenue increased $26.4 million, or 52%, as total completed wireline stages increased by 25%, in each case, in comparison to the first nine months of 2021.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $112.7 million, or 52%, to $330.5 million for the first nine months of 2022. The increase in comparison to the first nine months of 2021 was prevalent across all lines of service and was related to increased activity, noted above, coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $62.2 million increase in materials installed and consumed while performing services, a $39.2 million increase in employee costs, and a $11.3 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the first nine months of 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $69.7 million to $96.2 million for the first nine months of 2022 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $4.3 million to $37.8 million for the first nine months of 2022. The increase was primarily related to a $6.3 million increase in employee costs due to increases in headcount and compensation. The overall increase was partially offset by a $1.9 million decrease in professional fees in comparison to the first nine months of 2021.
Depreciation
Depreciation expense decreased $2.5 million to $19.6 million for the first nine months of 2022. The decrease in comparison to the first nine months of 2021 was associated with all lines of service and was primarily due to certain assets becoming fully depreciated in the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which is comprised primarily of technology and customer relationships, decreased $1.6 million to $10.6 million for the first nine months of 2022. The decrease in comparison to the first nine months of 2021 was related to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
In the first nine months of 2022, we recorded a $0.2 million loss on revaluation of the contingent liability as compared to a $0.1 million gain on revaluation of the contingent liability in the first nine months of 2021. The change was due to an increase in fair value of the earnout associated with our acquisition of Frac Technology AS between periods.
(Gain) Loss on Sale of Property and Equipment
Loss on sale of property and equipment was relatively flat period over period, with a change of $0.1 million as we recorded an $0.8 million loss on sale of property and equipment in the first nine months of 2022 compared to a $0.7 million loss on sale of property and equipment in the first nine months of 2021.
Non-Operating (Income) Expenses
We recorded $20.8 million in non-operating expenses for the first nine months of 2022 compared to $6.8 million in non-operating expenses for the first nine months of 2021. The $14.0 million increase in non-operating expenses in comparison to the first nine months of 2022 was primarily related to a $14.8 million decrease in gains on the extinguishment of debt related to the repurchase of Senior Notes between periods. The overall increase in non-operating expenses is partially offset by a $0.6 million increase in interest and other income and a $0.2 million decrease in interest expense between periods.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of less than $0.1 million for the first nine months of 2022 compared to an income tax provision of $0.2 million for the first nine months of 2021. The difference between periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $63.0 million to $63.7 million for the first nine months of 2022. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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
The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted EBITDA reconciliation:
Net income (loss)	$14,286	$(16,051)	$6,409	$(48,827)
Interest expense	8,125	7,968	24,335	24,534
Interest income	(134)	(3)	(171)	(24)
Provision for income taxes	489	41	79	163
Depreciation	6,593	6,921	19,608	22,148
Amortization of intangibles	2,896	4,029	10,568	12,212
EBITDA	$32,255	$2,905	$60,828	$10,206
(Gain) loss on revaluation of contingent liability (1)	46	21	237	(124)
Gain on extinguishment of debt	(2,843)	—	(2,843)	(17,618)
Restructuring charges	729	375	1,819	1,588
Stock-based compensation and cash award expense	1,113	1,153	2,798	4,191
(Gain) loss on sale of property and equipment	1,242	(17)	795	660
Legal fees and settlements (2)	10	17	55	1,764
Adjusted EBITDA	$32,552	$4,454	$63,689	$667
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

The following table provides an explanation of our calculation of ROIC for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net income (loss)	$14,286	$(16,051)	$6,409	$(48,827)
Add back:
Interest expense	8,125	7,968	24,335	24,534
Interest income	(134)	(3)	(171)	(24)
Restructuring charges	729	375	1,819	1,588
Gain on extinguishment of debt	(2,843)	—	(2,843)	(17,618)
After-tax net operating income (loss)	$20,163	$(7,711)	$29,549	$(40,347)
Total capital as of prior period-end:
Total stockholders’ equity (deficit)	$(46,319)	$(9,731)	$(39,267)	$20,409
Total debt	348,148	322,031	337,436	348,637
Less cash and cash equivalents	(22,408)	(33,128)	(21,509)	(68,864)
Total capital as of prior period-end	$279,421	$279,172	$276,660	$300,182
Total capital as of period-end:
Total stockholders’ deficit	$(32,085)	$(24,732)	$(32,085)	$(24,732)
Total debt	334,620	321,750	334,620	321,750
Less cash and cash equivalents	(21,490)	(29,969)	(21,490)	(29,969)
Total capital as of period-end	$281,045	$267,049	$281,045	$267,049
Average total capital	$280,233	$273,111	$278,853	$283,616
ROIC	28.8%	(11.3)%	14.1%	(19.0)%

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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Calculation of gross profit (loss):
Revenues	$167,432	$92,868	$426,713	$244,326
Cost of revenues (exclusive of depreciation and amortization shown separately below)	123,418	78,879	330,477	217,800
Depreciation (related to cost of revenues)	6,131	6,437	18,235	20,598
Amortization of intangibles	2,896	4,029	10,568	12,212
Gross profit (loss)	$34,987	$3,523	$67,433	$(6,284)

Adjusted gross profit reconciliation:
Gross profit (loss)	$34,987	$3,523	$67,433	$(6,284)
Depreciation (related to cost of revenues)	6,131	6,437	18,235	20,598
Amortization of intangibles	2,896	4,029	10,568	12,212
Adjusted gross profit	$44,014	$13,989	$96,236	$26,526
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
At September 30, 2022, we had $21.5 million of cash and cash equivalents and $66.7 million of availability under the 2018 ABL Credit Facility, which resulted in a total liquidity position of $88.2 million. As in the past, we expect our liquidity position to be impacted by the Senior Notes’ semi-annual interest payments ($13.4 million based on amounts outstanding as of September 30, 2022), which recently occurred on November 1, 2022 and will again occur on May 1, 2023.
At September 30, 2022, we had $27.0 million of borrowings under the 2018 ABL Credit Facility. We have borrowed an additional $5.0 million, net to date in the fourth quarter of 2022. The 2018 ABL Credit Facility will mature on October 25, 2023, or, if earlier, on the date that is 180 days before the scheduled maturity date of the Senior Notes if they have not been redeemed or repurchased by such date. As of September 30, 2022, there were approximately $307.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes will mature on October 25, 2023. In the absence of our ability to redeem or repurchase the Senior Notes, the effective maturity date of the 2018 ABL Credit Facility would be April 28, 2023.
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

Senior Notes
On October 25, 2018, we issued $400.0 million of 8.750% Senior Notes due 2023 (the “Senior Notes”) under an indenture, dated as of October 25, 2018 (the “Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as trustee. As of September 30, 2022, there were approximately $307.3 million aggregate principal amount of Senior Notes outstanding. The Senior Notes bear interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, and the first interest payment was due on May 1, 2019. Based on current amounts outstanding as of September 30, 2022, the semi-annual interest payments are $13.4 million each. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the Indenture at September 30, 2022.
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
During the three months ended September 30, 2022, we repurchased approximately $13.0 million of Senior Notes at a repurchase price of approximately $10.1 million in cash. During the first six months of 2022, we did not repurchase any Senior Notes.
During the nine months ended September 30, 2021, we repurchased approximately $26.3 million of Senior Notes at a repurchase price of approximately $8.4 million in cash.
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
At September 30, 2022, we had $27.0 million of outstanding borrowings under the 2018 ABL Credit Facility, and our availability under the 2018 ABL Credit Facility was approximately $66.7 million, net of outstanding letters of credit of $1.3 million. We have borrowed an additional $5.0 million, net to date in the fourth quarter of 2022.
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
The 2018 ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contains a minimum fixed charge ratio covenant of 1.00 to 1.00 that is tested quarterly when the availability under the 2018 ABL Credit Facility drops below $18.75 million or a default has occurred, until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. We were in compliance with all covenants under the 2018 ABL Credit Agreement at September 30, 2022.
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
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating activities	$8,231	$(26,704)
Investing activities	(6,247)	(1,835)
Financing activities	(1,806)	(10,310)
Impact of foreign exchange rate on cash	(197)	(46)
Net change in cash and cash equivalents	$(19)	$(38,895)
Operating Activities
Net cash provided by operating activities was $8.2 million in the first nine months of 2022 compared to $26.7 million in net cash used in the first nine months of 2021. The change was primarily a result of a $63.2 million increase in cash flow provided by operations, adjusted for any non-cash items, in comparison to the first nine months of 2021, which was offset by a $28.3 million decrease in cash provided by working capital, including an increase in accounts receivable from increased product and service sales, which has the effect of lagging cash collections, in comparison to the first nine months of 2021.
Investing Activities
Net cash used in investing activities was $6.2 million during the first nine months of 2022 compared to $1.8 million in the first nine months of 2021. The $4.4 million increase was primarily due to a $4.5 million increase in cash purchases of property and equipment, partially offset by a $0.1 million increase in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to the first nine months of 2021.
Financing Activities
Net cash used in financing activities was $1.8 million during the first nine months of 2022 compared to $10.3 million in the first nine months of 2021. The $8.5 million decrease was primarily related to $12.0 million in proceeds from the 2018 ABL Credit Facility in the first nine months of 2022 that did not occur in the first nine months of 2021. The overall decrease was partially offset by a $1.7 million increase in purchases of the Senior Notes in the first nine months of 2022 as compared to the first nine months of 2021. The overall decrease was also partially offset by $1.0 million in payments on short-term debt in the first nine months of 2022 that did not occur in the first nine months of 2021, as well as a $0.3 million increase in payments on the Magnum Promissory Notes (as defined in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q), a $0.3 million increase in the vesting of restricted stock and stock units, and a $0.2 million increase in payments on finance leases, all in comparison to the first nine months of 2021.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
If we do not meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.
Our common stock is currently listed on the NYSE. On January 5, 2022, we received written notification from the NYSE that we no longer satisfy the continued listing compliance standards set forth under Section 802.01B of the NYSE Listed Company Manual (the “NYSE Manual”). On September 9, 2022, we received notice from the NYSE that we had regained compliance with these continued listing standards.
In accordance with the NYSE Manual, we are subject to a 12-month follow-up period within which we will be reviewed to ensure that we do not once again fall below any of the NYSE’s continued listing standards. For example, our common stock could be delisted if the average closing price of our common stock falls below $1.00 per share over a period of 30 consecutive trading days (the “minimum share price condition”) or our common stock trades at an “abnormally low” price. In April 2020, we received written notification from the NYSE that we did not satisfy the minimum share price condition. In June 2020, we regained compliance with this condition; however, there is no assurance that we will be able to continue to do so.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our repurchases of our equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended September 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2022 – July 31, 2022	—	$—	—	—
August 1, 2022 – August 31, 2022	122,868	2.82	—	—
September 1, 2022 – September 30, 2022	—	—	—	—
Total	122,868	$2.82	—	—
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

Nine Energy Service, Inc.

Date:	November 7, 2022	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)