Form 10-K
period 2022-12-31
Nine Energy Service, Inc.
filed 2023-03-08
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   ☐       No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2022) was $47,805,208.
The number of shares of the registrant’s common stock outstanding at March 3, 2023 was 34,721,266.

DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

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
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected. Significant factors that are likely to affect near-term commodity prices include actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations; U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world; and geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war, and terrorism.
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
We deploy our slurries by using our customized design twin-pumping units, which are fully redundant, containing two pumps, two hydraulic systems, two mixing pumps, and two electrical systems. This customized design significantly decreases our risk of downtime due to mechanical failure and eliminates the necessity of having an additional cementing unit on standby. We have invested in the highest quality cementing equipment.
From January 2018 through December 2022, we completed approximately 18,100 cementing jobs, with an on-time rate of approximately 90%. Punctuality of service has become one of the primary metrics that E&P operators use to evaluate the cementing services they receive. Key contributors to our 90% on-time rate include our lab capabilities, personnel, close proximity to our customers’ acreage, dual-sided bulk loading plants, and our service-driven culture.
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
Our systems provide completion efficiencies at the wellsite by reducing our customers’ equipment needs and stimulation time and allowing for specific zonal treatment. Our dissolvable frac plugs help operators reduce cycle times to bring production online faster, decrease the amount of equipment and people needed on location, and significantly reduce carbon emissions compared to a traditional composite plug completion. Through these reductions in cycle time, our dissolvable plugs can help increase our customers’ internal rate of return and provide a safer and more efficient working environment. From January 2018 through December 2022, we deployed approximately 377,100 isolation, stage one, and casing flotation tools.
Wireline Services: Our wireline services involve the use of a wireline or electric wireline unit equipped with a spool of wireline that is unwound and lowered into oil and gas wells to convey specialized tools or equipment for well completion, well intervention, or pipe recovery. We operate a fleet of modern and “fit-for-purpose” cased hole wireline units designed for operating in unconventional completion operations. Our operation is equipped with the latest technology utilized to service long lateral completions, including head tension tools, ballistic release tools, and addressable switches. We have converted and continue to convert our hydraulic wireline units to electric, which significantly reduces carbon emissions and the use of diesel. We currently have wireline units equipped with Coated Line, which is a coated wireline that significantly reduces injector oil use. Offering a lower dynamic coefficient of friction, Coated Line Wireline requires less pump down fluid to operate and is more conducive for reaching further depths in longer laterals.
The majority of our wireline work consists of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth. We deploy proprietary specialized tools like our fully-composite and dissolvable frac plugs through our wireline units. From January 2018 through December 2022, we completed approximately 140,700 wireline stages with a success rate of approximately 99%.
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
Our coiled tubing units carry data acquisition and dissemination technology, allowing our customers to monitor jobs via a web interface. Our “extended reach” units are capable of reaching the toe of wells with total measured depths of 24,000 feet and beyond, including lateral lengths in excess of 12,500 feet, keeping pace with the industry’s most challenging downhole environments. While we specialize in larger-diameter (2 3/8” and 2 5/8”) coiled tubing units, we also offer 2” and 1 1/4”

diameter solutions to our customers. From January 2018 through December 2022, we have performed approximately 5,890 jobs and deployed more than 160 million running feet of coiled tubing, with a success rate of over 99%.
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
A portion of completion tool revenue is generated from outside of North America, and international completion tools are an important part of our revenue stream.
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
Customers
Our customer base includes a broad range of integrated and independent E&P companies. For the year ended December 31, 2022, our top five customers collectively accounted for approximately 21% of our revenues.
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
Suppliers
We purchase a wide variety of raw materials, parts, and components that are manufactured and supplied for our operations from various suppliers. While we are not dependent on any single supplier for those materials, parts, or components, certain product lines depend on a limited number of third-party suppliers and vendors. During the year ended December 31, 2022, no supplier of the materials used in our services provided over 10% of our materials or equipment as a percentage of overall costs.
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
We maintain insurance coverage of types and amounts that we believe to be customary in the industry including workers’ compensation, employer’s liability, claims-based pollution, umbrella, comprehensive commercial general liability, business automobile, and property. Our insurance coverage may be inadequate to cover our liabilities. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable or on terms as favorable as our current arrangements.
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
Employees
As of December 31, 2022, we had 1,212 employees, all of which were full-time. We are not a party to any collective bargaining agreements.
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
There is inherent risk of incurring significant environmental costs and liabilities in the performance of our operations due to our handling of petroleum hydrocarbons, other hazardous substances, and wastes, as a result of air emissions and wastewater discharges related to our operations, and because of historical operations and waste disposal practices. Spills or other releases of regulated substances, including such spills and releases that occur in the future, could expose us to material losses, expenditures, and liabilities under applicable environmental laws and regulations. Under certain of such laws and regulations, we could be held strictly and jointly and severally liable for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted.

The following is a summary of some of the existing laws, rules, and regulations to which we are subject.
Hazardous Substances and Waste Handling
The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the management, generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the U.S. Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many E&P wastes from classification as hazardous waste if properly handled. Specifically, RCRA excludes from the definition of hazardous waste drilling fluids, produced waters, and most of the other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas and, instead, these fluids, waters, and wastes are regulated under RCRA’s less stringent non-hazardous waste provisions, state laws, or other federal laws. However, it is possible that certain oil and natural gas E&P wastes now classified as non-hazardous could be classified as hazardous waste in the future. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our services and adversely affect our business.
Comprehensive Environmental Response, Compensation, and Liability Act
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several and strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
Worker Health and Safety
We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws, establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. Additionally, the Federal Motor Carrier Safety Administration (the “FMCSA”) regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, and the federal Bureau of Alcohol, Tobacco, Firearms and Explosives establishes requirements for the safe use and storage of explosives. The federal Nuclear Regulatory Commission establishes requirements for the possession and use of radioactive materials, while most states have entered into agreements that allow them to assume licensing and oversight activities for specified classes of such materials. State agencies typically regulate other sources of ionizing and non-ionizing radiation. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.
Transportation Safety and Compliance
At December 31, 2022, we operated a fleet in excess of 550 commercial motor vehicles. As such, we are subject to a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for interstate travel and comparable state regulations for intrastate travel. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.
Water Discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into federal and state waters. The discharge of pollutants into, and other impacts to, regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The scope of federal jurisdictional reach over waters of the United States has been subject to substantial revision in recent years. In September 2015, the EPA and U.S. Army Corps of Engineers (“Corps”) issued a rule defining the scope of federal jurisdiction over wetlands and other waters of the U.S., which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. The EPA is undergoing a two-phase rulemaking process to redefine the definition of waters of the U.S., which could be impacted by the U.S. Supreme Court’s upcoming decision in Sackett v. EPA, a case regarding the proper test in determining whether wetlands qualify as “Waters of the United States” or WOTUS. A final rule, known as “Rule 1,” was announced by the EPA and Corps in December 2022. The EPA and Corps are expected to propose a second rule, known as “Rule 2,” further refining Rule 1 by November 2023 and issue a final rule by July 2024. To the extent a future rule expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture, or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of wastewater and storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability, such as strict liability and natural resources damages liability, for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
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
On November 15, 2021, the EPA proposed a new rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. Under the proposed rule, states would have three years to develop their compliance plan for existing sources, and the regulations for new sources would take effect immediately upon issuance of a final rule. On November 11, 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removed an emissions monitoring exemption for small wellhead-only sites and creates a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” The EPA is expected to issue a final rule by August 2023.
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
Climate Change
Numerous reports from scientific and governmental bodies, such as the Sixth Assessment Report of the Intergovernmental Panel on Climate Change, have expressed heightened concerns about the impacts of human activity, especially fossil fuel combustion, on the global climate. In turn, governments and civil society are increasingly focused on limiting the emissions of greenhouse gases (“GHGs”), including emissions of carbon dioxide from the use of oil and natural gas. The EPA has determined that emissions of GHGs, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The EPA has established GHG emission reporting requirements for sources in the oil and gas sector and has also promulgated rules requiring certain large stationary sources of GHGs to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Although we are not likely to become subject to GHG emissions permitting and best available control technology requirements because none of our facilities are presently major sources of GHG emissions, such requirements could become applicable to our customers and could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting demand for our products and services and our business, financial condition, and results of operations.
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the U.S., coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. Although the agreement did not create any binding obligations for nations to limit their GHG emissions, it did include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and completed the process of withdrawing from the Paris Agreement on November 4, 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. Pursuant to its obligations as a signatory to the Paris Agreement, the United States has set a target to reduce its GHG emissions by 50-52% by the year 2030 as compared with 2005 levels and has agreed to provide periodic updates on its progress. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that commits its signatories to the collective goal of reducing global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations Climate Change Conference (“COP26”), in Glasgow, at least 150 countries have joined the pledge. COP26 then concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. The impacts of these orders, pledges, agreements, and any legislation, regulation, regulatory initiatives, changes to existing regulation or executive actions promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.
While the Biden Administration has pursued executive actions to address climate change, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and many states have already established regional GHG “cap-and-trade” programs, no new comprehensive federal laws regulating the emission of GHGs or directly imposing a price of carbon have been adopted in recent years. However, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future. In addition, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at reducing GHG emissions by means of cap-and-trade programs, carbon taxes, or encouraging the use of renewable energy or alternative low-carbon fuels.
The adoption of any new climate change-related legislation or regulation, including any such legislation or regulation that restricts emissions of GHGs from the equipment and operations of our customers or with respect to the oil and natural gas they produce, could adversely affect demand for our products and services. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Moreover, incentives to conserve energy or use alternative energy sources, such as policies designed to increase utilization of zero-emissions or electric vehicles, as a means of addressing climate change could reduce demand for the oil and natural gas produced by our customers and, in turn, could adversely affect demand for our products and services. Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.
Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place strain on our personnel, systems, and resources.
Hydraulic Fracturing
Our businesses are dependent on hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels in fracturing fluids and has issued permitting guidance that applies to such activities.
There is considerable uncertainty surrounding regulation of the emissions of methane, which may be released during hydraulic fracturing. In addition to the EPA’s Subpart OOOO regulations and proposed rules discussed above, other federal agencies have promulgated rules regulating methane. On November 30, 2022, the U.S. Bureau of Land Management (the “BLM”) proposed new regulations to reduce the waste of natural gas during the production of oil and gas on federal and tribal lands. The proposed rule would require new and existing operators to submit waste minimization plans with all applications for permits to drill oil wells and includes a number of specific affirmative obligations that operators must take to avoid wasting oil or gas through venting, flaring, and leaks. The proposed rule has received over 3500 public comments, and the final rule may face challenges and legal scrutiny. As a result, future implementation of methane rules by the BLM is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other GHG emissions from the oil and gas industry remains a possibility.
The EPA has also issued effluent limitation guidelines that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Also, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations, but additional regulatory burdens on our customers could ultimately result in decreased demand for our services.
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
Some states, counties, and municipalities have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permit requirements, operational restrictions, disclosure requirements, well construction, and temporary or permanent bans on hydraulic fracturing in certain areas. For example, some states have banned the use of high-volume hydraulic fracturing, and others have adopted regulations that impose new or more stringent permitting, disclosure, disposal, and well construction requirements on hydraulic fracturing operations. Alternatively, some municipalities are, or have considered, zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties, and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects, and results of operations if such additional permitting requirements are imposed upon our industry. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could reduce demand for our business by making it more difficult or costly for certain customers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, the business and operations of our customers could be subject to additional permitting requirements, attendant permitting delays, increased operating and compliance costs and process prohibitions, which could have an adverse effect on our business, financial condition, and results of operations.
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
National Environmental Policy Act
Businesses and operations of our customers that are carried out on federal lands may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the Department of the Interior (the “DOI”), to evaluate major agency actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. On July 16, 2020, the Council on Environmental Quality revised NEPA’s implementing regulations in an effort to streamline approvals for projects. On October 6, 2021, the Council on Environmental Quality announced its Phase 1 rule, the first of two planned rules to roll back the 2020 rule, which was finalized on April 20, 2022. The Phase 1 final rule generally restores certain regulatory provisions that were in effect prior to the 2020 rule. To the extent that our customers’ current activities, as well as proposed plans, on federal lands require governmental permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.
Endangered Species Act and Migratory Bird Treaty Act
The Endangered Species Act (the “ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. In August 2019, the FWS and National Marine Fisheries Service issued three rules amending implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitat, which was challenged by a coalition of states and environmental groups. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations, which were also subject to litigation. In June and July 2022, the FWS issued final rules rescinding the regulations defining “habitat” and governing critical habitat exclusions. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the DOI finalized a rule limiting application of the MBTA; however, the DOI revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the DOI’s plan to develop regulations that authorize incidental take under certain prescribed conditions. The notice of proposed rulemaking is anticipated in March 2023 and is expected to be finalized by the end of 2023. Future implementation of the rules implementing the Endangered Species Act and the MBTA are uncertain. If our customers were to have areas within their business and operations designated as critical or suitable habitat for a protected species, it could decrease demand for our services and have a material adverse effect on our business. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures that may adversely impact our business or operations.

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
•global or national health epidemics or concerns, such as the coronavirus pandemic that began in 2020, which may reduce demand for oil, natural gas, and related products because of reduced global or national economic activity;
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
•global weather conditions and natural disasters, including those related to climate change; and

•uncertainty in capital and commodities markets and the ability of oil and natural gas producers to access capital.
A decline in oil and natural gas commodity prices may adversely affect the demand for our products and services and the rates we are able to charge.
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies, which are strongly influenced by current and expected oil and natural gas prices. Volatility or weakness in oil and natural gas commodity prices (or the perception that oil and natural gas commodity prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. Historically, oil and natural gas commodity prices have been extremely volatile. During the past five years ending December 31, 2022, the posted price for West Texas Intermediate (“WTI”) oil has ranged from a low of $(36.98) per barrel in April 2020 to a high of $123.64 per barrel in March 2022, and the Henry Hub spot market price of gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. The theme of capital discipline for E&P operators in the energy industry has led to a significant disconnect between commodity prices and market activity. The average WTI price for 2022 was $94.90, an increase of 39% over 2021 and $55.74 higher than 2020 and $37.91 higher than 2019. Average rig count increased by 51% from 2021 to 2022 and was 67% higher in 2022 than 2020. If prices of oil and natural gas decline or our customers do not increase capex and activity levels, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
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
Inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial position and operating results. Like others in our industry, in 2021 and 2022 we faced, and we continue to face, cost inflation with both labor and materials, which could offset any price increases for our products and services.
Increased attention to climate change and conservation measures may expose us to climate-related transition risks, including evolving climate change legislation, fuel conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry, which could result in reduced demand for oil and natural gas.
Increased attention to climate change from governmental and regulatory bodies, investors, consumers, industry and other stakeholders, changes in consumer behavior and related demand for alternatives to oil and natural gas, societal expectations on companies to address climate change, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in the enactment of climate change-related regulations, policies and initiatives (at the government, regulator, corporate and/or investor community levels), including alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures and responsible energy development, technological advances with respect to the generation, transmission, storage and consumption of energy, and increased availability and competitiveness of alternative energy sources (such as wind, solar geothermal, tidal, fuel cells, and biofuels). These developments could reduce demand for oil and natural gas and therefore our products and services, which would lead to a reduction in our revenues and have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.
In addition, the enactment of climate change-related regulations, policies and initiatives (at the government, corporate and/or investor community levels) may in the future result in increases in our compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation). For further discussion regarding the risks posed to us by climate change-related regulations, policies and initiatives and by negative public perception of the oil and gas industry, see the discussions below in “Negative public perception of the oil and gas industry could adversely affect our operations and our ability raise debt and equity capital” and “Existing or future laws and regulations related to GHGs and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition.”
Negative public perception of the oil and gas industry could adversely affect our operations and our ability to raise debt and equity capital.
Opposition toward the oil and natural gas industry has been growing globally and is particularly pronounced in the United States. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development. Any such activism against oil and natural gas exploration and development may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation.
In addition, some parties have initiated public nuisance claims under federal or state common law against certain companies involved in the production of oil and natural gas, or claims alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customer. Although our business is not a party to any such litigation, we could be named in actions making similar allegations, which could lead to costs and materially impact our financial condition in an adverse way.
Negative perceptions regarding our industry and reputational risks may also in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. Certain segments of the investor community have developed negative sentiment towards investing in our industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. Parties concerned about the potential effects of climate change have directed their attention at sources of financing for energy companies, which has resulted in certain financial institutions, funds and other capital providers restricting or eliminating their investment in oil and natural gas activities. In addition, some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments, and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Further, certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Such developments, including environmental activism, investment policies and initiatives, and related litigation aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. These developments may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.
Increased scrutiny of sustainability matters could have an adverse effect on our business and damage our reputation.
In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their environmental, social and governance (“ESG”) and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet sustainability goals and targets that we have set) as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Risks Related to Our Indebtedness
Our substantial debt obligations could have significant adverse consequences on our business and future prospects.
As of February 1, 2023, we had $300.0 million of 13.000% Senior Secured Notes due 2028 (the “2028 Notes”) outstanding, and we had $72.0 million of borrowings under the ABL Credit Facility (as defined and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report) outstanding. Subject to the restrictions in the ABL Credit Agreement (as defined and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report) and the indenture governing the 2028 Notes, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Our current or future level of indebtedness could have significant adverse consequences on our business and future prospects, including in the following ways:
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
Additionally, borrowings under the ABL Credit Facility bear interest at variable rates exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash available to finance our operations and other business activities would decrease.
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
The ABL Credit Facility and the indenture governing our 2028 Notes have, and future financing agreements could have, restrictive covenants that could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our debt agreements contain restrictive covenants that limit our ability to, among other things:
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
The oil and natural gas industry is intensely competitive and has been characterized by price erosion for new technologies as additional competing products enter the market. In 2020, we experienced a decline in the pricing and profitability of our dissolvable plug products and, to a lesser extent, our composite plug products due to the impacts of the coronavirus pandemic on the oil and natural gas industry. Pricing toward the end of 2021 and throughout 2022 mostly stabilized; however, any future price declines, future lack of availability of materials, or future increases in prices in materials may harm our business.
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
Our equipment requires capital investment in maintenance, upgrades, and refurbishment to maintain their competitiveness. For the years ended December 31, 2022 and 2021, we spent approximately $13.6 million and $7.4 million, respectively, on capital expenditures related to maintenance, and we expect to spend approximately $20 million to $30 million on capital expenditures related to maintenance in 2023. Our equipment typically does not generate revenue while it is undergoing maintenance, upgrades, or refurbishment. Any maintenance, upgrade, or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects, and results of operations and may increase costs. In addition, although such projects may require material capital expenditures, there is no assurance that they will generate a positive return.
Seasonal and adverse weather conditions and the physical risks arising from climate change may have a negative impact on our business and result of operations, including by adversely affecting demand for our products and services.
Weather can have a significant impact on demand for our services and products as consumption of energy is seasonal, and any variation from normal weather patterns or cooler or warmer summers and winters can have a significant impact on demand. In addition, adverse weather conditions, such as hurricanes, tropical storms, and severe cold weather, may interrupt or curtail our operations or our customers’ operations, cause supply disruptions, and damage our equipment and facilities, which may or may not be insured. In addition, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services; cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves, which may not be fully insured; or
cause an adverse impact on our operations. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. During the winter months (portions of the first and fourth quarters) and periods of heavy snow, ice, or rain, particularly in the northeastern U.S., Michigan, North Dakota, Wyoming, and western Canada, our customers may delay operations, or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. For the years ended December 31, 2022 and 2021, we generated approximately 0.3% and 0.6%, respectively, of our revenue from our operations in western Canada. Lastly, throughout the year heavy rains adversely affect activity levels because well locations and dirt access roads can become impassible in wet conditions.
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
Our customers are engaged in the oil and natural gas E&P business, which has been historically volatile. For the year ended December 31, 2022, our five largest customers collectively accounted for approximately 21% of total revenues. If we were to lose several key alliances over a relatively short period of time or if one of our largest customers fails to pay or delays in paying a significant amount of our outstanding receivables, we could experience an adverse impact on our business, financial condition, results of operations, cash flows, and prospects. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
In most states, our operations and the operations of our customers require permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion and production activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies, but federal and local governmental permits may also be required. We are also required to obtain federal, state, local, and/or third-party permits and authorizations in some jurisdictions in connection with our wireline services and trucking operations. The requirements for permits or authorizations vary depending on the location where the associated activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued, and the conditions which may be imposed in connection with the granting of the permit. Over the past several years, parts of the country have experienced extreme drought conditions. As a result of these conditions, some rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. In addition, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. Permitting, authorization, or renewal delays, the inability to obtain new permits, or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, financial condition, prospects, or results of operations.
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
We are subject to the oversight of the EPA, the U.S. Department of Transportation (the “DOT”), the U.S. Nuclear Regulation Commission, Bureau of Alcohol, Tobacco, Firearms and Explosives, OSHA, and state regulatory agencies that regulate operations to prevent air, soil, and water pollution or to protect against the effects of ionizing radiation. The energy extraction sector is one of the sectors designated for increased enforcement by the EPA, which will continue to regulate our industry in the years to come, potentially resulting in additional regulations that could have a material adverse impact on our business, prospects, or financial condition.
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

Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition. Additionally, the SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. We cannot predict the costs of implementation or any potential adverse impacts resulting from the rulemaking. However, to the extent this rulemaking is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed.
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
The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act (“UKBA”), Canada’s Corruption of Foreign Public Officials Act (the “CFPOA”), and similar anti-bribery and anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or improperly providing anything of value for the purpose of obtaining or retaining business. We operate and make sales in parts of the world that may be viewed as higher risk for corruption or may have experienced some corruption in the past, and in some instances, strict compliance with the FCPA, UKBA, CFPOA, and similar anti-bribery laws may conflict with local practices. We are also subject to export control and economic sanctions laws and regulations, including those implemented by the U.S. Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the European Union and its member states, Her Majesty’s Treasury of the United Kingdom, and other relevant sanctions authorities. These measures can prohibit or restrict transactions and dealings with certain designated persons and in certain countries in which we conduct business. Despite efforts to ensure compliance, there can be no assurance that our directors, officers, employees, agents, and third-party intermediaries will comply with such laws and regulations. We can be held liable for violations under such laws and regulations either due to our acts or omissions or due to the acts or omissions of others, including intermediaries working on our behalf.
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
We may become involved in dispute resolution or litigation proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution or litigation proceedings, a third-party defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate dispute resolution or litigation proceedings against us by asserting that our businesses infringe, impair, misappropriate, dilute, or otherwise violate another party’s intellectual property rights. For example, in April 2020, a third party filed a lawsuit asserting that our BreakThru Casing Flotation DeviceTM infringed its intellectual property rights. In January 2022, a jury in the Western District of Texas, Waco Division, found in the third party’s favor. However, we intend to appeal the jury’s verdict. We may not prevail in such appeal or in any dispute resolution proceedings relating to intellectual property rights, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute, or otherwise violate the intellectual property rights of others. Also, as a part of resolving such disputes, we may enter into cross-licenses or other agreements, which could reduce the value of our existing intellectual property rights. The results or costs of any such dispute resolution or litigation proceedings may have an adverse effect on our business, operating results, and financial condition. Any dispute resolution or litigation proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable, and could have an adverse effect on our business, regardless of its outcome.
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
Our long-term success depends, in part, on our ability to effectively address changing customer demands, as well as government regulation and required disclosure regarding ESG. These demands and regulations include, but are not limited to, the creation of ESG-related policies and procedures, the quantification of our greenhouse gas emissions and evaluation of risk and opportunities. These customer preferences and government requirements could cause us to continue to adapt our equipment and technology offerings, as well as increase internal costs to address changes in ESG requirements. If ESG-related requirements change faster than anticipated or in a manner we do not anticipate, demand for our services could be adversely affected.
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
SCF VII, L.P. and SCF-VII(A), L.P. (collectively, “SCF”) owned approximately 27% of our outstanding common stock as of December 31, 2022. In addition, certain of our directors are currently employed by SCF. Consequently, SCF is able to strongly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents, and approval of acquisition offers and other significant corporate transactions. In addition, another one of our stockholders beneficially owned approximately 10% of our outstanding common stock as of December 31, 2022. This concentration of ownership by a small group of stockholders will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that other stockholders may not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock. This concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
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
Certain of our directors, namely David C. Baldwin and Andrew L. Waite, are currently officers of SCF’s ultimate general partner. In addition, Mr. Waite is a director of National Energy Reunited Corp., a corporation in which SCF owns an approximate 9% equity interest as of December 31, 2022. These positions may conflict with such individuals’ duties as one of our directors regarding business dealings and other matters between SCF and us. The resolution of these conflicts may not always be in our or our other stockholders’ best interest.
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
Other Material Risks
The coronavirus pandemic and related economic repercussions have had, and may continue to have, a material adverse effect on our business, liquidity, results of operations, and financial condition.

The coronavirus pandemic and related economic repercussions created, and any resurgence of the pandemic or emergence of another global or national health epidemic or concern could again create significant volatility, uncertainty, and turmoil in the oil and gas industry and significant weakening of the demand for our services and products. Other effects included, and or may in the future include: disruption to our supply chain for raw materials essential to our business, including restrictions on importing and exporting products; disruptions to our operations due to lockdowns or other governmental restrictions or due to employee impacts from illness; liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies; limitations on access to sources of liquidity or higher borrowing costs due to significant volatility or disruption of the global financial markets; a need to preserve liquidity, which could result in a delay or change in our capital investment plan; cyber security issues, as digital technologies may become more vulnerable and experience a higher rate of cyber attacks in an environment of remote connectivity; reduction of our workforce to adjust to market conditions, which could result in severance payments, retention issues, and an inability to hire employees when market conditions improve; impairments along with other accounting charges as demand for our services and products decreases; changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand for our products and services; and a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel, and interact, or in connection with a global recession or depression. The extent to which our operating and financial results will continue to be affected by the pandemic will depend on various factors beyond our control, such as the continued severity of the pandemic, including any sustained geographic resurgence; the emergence of new variants and strains of the coronavirus; and the success of actions to contain or treat the coronavirus. The coronavirus or other pandemic, and volatile regional and global economic conditions stemming therefrom, could also aggravate our other risk factors described in this Annual Report.

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
We have in the past experienced periods of low demand for our products and services and have incurred operating losses. In the future, we may not be able to reduce our costs, increase our revenues, or reduce our debt service obligations sufficiently to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur operating losses and experience negative operating cash flow.
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
In 2022, we derived 4.2% of our revenue from sales to customers outside of the U.S. Sales to customers in countries other than the U.S. are subject to various risks, including:
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
As of December 31, 2022, we had federal and state income tax NOLs of approximately $442.2 million, which will begin to expire between 2023 and 2034. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, with respect to a corporation following its recognition of an NOL, utilization of such NOL would be subject to an annual limitation under Section 382, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate (as defined in Section 382). However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change. In the case of an NOL that arose in a taxable year beginning before January 1, 2018, any unused annual limitation with respect to an NOL generally may be carried over to later years, subject to the expiration of such NOL 20 years after it arose.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The following table describes the material facilities owned or leased by us as of December 31, 2022.

Location	Basin/Region	Leased or Owned	Principal/Most Significant Use
Houston, TX	—	Leased	Corporate Headquarters/Administrative
Athens, TX	—	Leased	Operations
Baker, MT	Bakken	Owned	Operations/Administrative
Bergen, Norway	—	Leased	Operations
Charleroi, PA	Marcellus/Utica	Leased	Operations
Corpus Christi, TX	—	Leased	Operations/Administrative
Corpus Christi, TX	—	Leased	Operations/Administrative
Corpus Christi, TX	—	Leased	Administrative
Dickinson, ND	Bakken	Leased	Operations/Administrative
El Reno, OK	SCOOP/STACK	Leased	Operations
Fort Worth, TX	—	Leased	Administrative
Hobbs, NM	Permian	Leased	Operations
Jacksboro, TX	Barnett	Leased	Operations
Jacksboro, TX	Barnett	Leased	Operations
Kilgore, TX	Haynesville	Leased	Operations
Lacombe, AB, Canada	WCSB	Leased	Operations/Administrative
Longview, TX	Haynesville	Owned	Operations
Marietta, OH	Marcellus/Utica	Leased	Operations/Administrative
Mead, CO	Rockies	Leased	Operations
Midland, TX	Permian	Leased	Operations/Administrative
Monahans, TX	Permian	Leased	Operations/Administrative
Oklahoma City, OK	SCOOP/STACK	Leased	Operations
Pleasanton, TX	Eagle Ford	Leased	Operations
Poolville, TX	—	Owned	Operations
Sweetwater, TX	Permian	Leased	Operations
Tyler, TX	Haynesville	Leased	Operations
Ulster, PA	Marcellus/Utica	Leased	Operations
Williston, ND	Bakken	Owned	Operations/Administrative
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
Holders
As of March 3, 2023, we had 57 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth our repurchases of our equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended December 31, 2022:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022	244	$2.64	—	—
November 1, 2022 – November 30, 2022	—	—	—	—
December 1, 2022 – December 31, 2022	—	—	—	—
Total	244	$2.64	—	—
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
Recent Events
On January 30, 2023, we completed our public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consists of $1,000 principal amount of the 2028 Notes and five shares of our common stock. We received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was deposited with the trustee of the 8.750% Senior Notes due 2023 (the “2023 Notes”), along with $40.0 million of cash received from borrowings under the ABL Credit Facility. On January 30, 2023, we instructed the trustee of the 2023 Notes to apply such deposits toward the payment of the 2023 Notes on February 1, 2023, and we elected to discharge the indenture governing the 2023 Notes, thereby releasing us from our remaining obligations under such indenture as of January 30, 2023.
On February 1, 2023, all of the outstanding 2023 Notes were redeemed at a redemption price of 100.0% of the principal amount thereof ($307.3 million), plus accrued and unpaid interest ($6.7 million). We also wrote off the unamortized deferred financing costs associated with the 2023 Notes in conjunction with the redemption.
For additional information on our Units offering, the ABL Credit Facility, which was amended in connection with such offering, and the redemption of the 2023 Notes, see Note 9 – Debt Obligations included in Item 8 of Part II of this Annual Report.

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
•Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss (gain) on the sale of subsidiaries, (vi) loss (gain) on the extinguishment of debt, and (vii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.
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

Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Throughout 2022, oil and natural gas prices were very supportive, with an average WTI price of $94.90 for the year, although prices began to decline during the third quarter of 2022 in response to some indications of slowing economic growth, inflation, and rising interest rates. In addition, over the last several months, we have seen a sharp decline in natural gas prices, which has and will likely continue to affect activity levels in the Northeast and Haynesville. We anticipate these effects will be felt more strongly in the Haynesville in the near-term. Industry dynamics can shift very quickly, however, and we are operating this business for the long-term. Together, the Northeast and Haynesville comprised 30% of our total 2022 revenue, and we believe that these basins are vital to supplying the global markets and are important pieces of our footprint.
In 2022, operators increased activity levels with the average U.S. rig count, according to Baker Hughes, increasing by 51% year over year. Total U.S. completions in 2022 increased by approximately 22% over 2021 according to the Energy Information Administration (the “EIA”). Activity levels, specifically rig counts, thus far in the first quarter of 2023 have been down compared to the fourth quarter of 2022, with the rig count declining by 26 rigs since the end of 2022. Nonetheless, we expect U.S. E&P capital expenditure levels to increase in 2023, although not likely at the same rate as 2022. Underinvestment in oil and gas development during the coronavirus pandemic and an increase in overall global demand coming out of the pandemic, production cuts announced by OPEC, international conflict, specifically between Russia and Ukraine, and public U.S. producers’ commitment to capital discipline rather than increased drilling, are together creating supportive market fundamentals for a longer cycle. The U.S. average drilled but uncompleted wells inventory in 2022 was down by over 40% from the average 2019 levels, and operators will need to drill more wells to maintain production levels in 2023. In a recent report, the EIA is forecasting U.S. production will increase from 11.90 mb/d in 2022 to 12.49 mb/d in 2023.
Throughout 2022, the oilfield services industry faced labor shortages, as well as equipment and supply chain constraints, which limited availability for customers. As a result, in 2022, we implemented price increases across many of our service lines. Potential price increases in 2023 will be dependent on activity increases, as well as a number of other factors, and pricing has remained mostly steady thus far in 2023 across service lines. Any price increases in 2023 could be largely or wholly offset by labor and material cost inflation, and any such price increases could also negatively impact our customers’ activity levels due to their own cost inflation.
Significant factors that are likely to affect commodity prices moving forward include actions of the members of OPEC and other oil exporting nations that relate to or impact oil production or supply; the effect of energy, monetary, and trade policies of the U.S.; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly Russia, the Middle East, South America and Africa and including recovery from the coronavirus pandemic and any resurgence thereof; changes to energy regulations and policies, including those of the EPA and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. Furthermore, although as noted above, our customers’ activity and spending levels, and thus demand for our services and products, are strongly influenced by current and expected oil and natural gas prices, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans, and uncertainty remains around supply and demand fundamentals.

Results of Operations

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenues	$593,382	$349,419	$243,963
Cost of revenues (exclusive of depreciation and amortization shown separately below)	457,093	307,992	149,101
Adjusted gross profit	$136,289	$41,427	$94,862

General and administrative expenses	$51,653	$45,301	$6,352
Depreciation	26,784	28,905	(2,121)
Amortization of intangibles	13,463	16,116	(2,653)
Loss on revaluation of contingent liability	454	460	(6)
Loss on sale of property and equipment	367	660	(293)
Income (loss) from operations	43,568	(50,015)	93,583
Non-operating expenses	28,629	14,585	14,044
Income (loss) before income taxes	14,939	(64,600)	79,539
Provision (benefit) for income taxes	546	(25)	571
Net income (loss)	$14,393	$(64,575)	$78,968
Revenues
Revenues increased $244.0 million, or 70%, to $593.4 million in 2022. The increase in comparison to 2021 was prevalent across all lines of service and was due to activity and pricing improvements. As compared to 2021, the average U.S. rig count increased by 51%, and completions increased by 22%. Cementing revenue (including pump downs) increased by $115.3 million, or 101%, as total cement job count increased by 50%, in comparison to 2021. In addition, coiled tubing revenue increased $56.6 million, or 91%, as total days worked increased by 37%, tools revenue increased $37.2 million, or 37%, as completion tools stages increased by 38%, and wireline revenue increased $34.9 million, or 48%, as total completed wireline stages increased by 26%, in each case, in comparison to 2021.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $149.1 million, or 48%, to $457.1 million in 2022. The increase in comparison to 2021 was prevalent across all lines of service and was primarily related to increased activity coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $79.2 million increase in materials installed and consumed while performing services, a $54.4 million increase in employee costs, and a $15.5 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to 2021.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $94.9 million to $136.3 million in 2022 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $6.4 million to $51.7 million in 2022. The increase in comparison to 2021 was primarily related to an $8.2 million increase in employee costs mainly due to increases in headcount and compensation and a $0.4 million increase in other general and administrative costs such as marketing, travel, and vehicle costs. The overall increase was partially offset by a $2.2 million decrease in professional fees in comparison to 2021.
Depreciation
Depreciation expense decreased $2.1 million to $26.8 million in 2022. The decrease in comparison to 2021 was primarily due to certain assets becoming fully depreciated in the last twelve months.

Amortization of Intangibles
Intangible amortization expense decreased $2.7 million to $13.5 million in 2022 and was primarily attributable to technology and customer relationships. The decrease was related to certain intangible assets being fully amortized in 2022.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.5 million loss on the revaluation of contingent liability in both 2022 and 2021. The losses for both periods were related to increases of the value of the earnout associated with our acquisition Frac Technology AS.
Non-Operating Expenses (Income)
We recorded $28.6 million in non-operating expenses in 2022 compared to $14.6 million in non-operating expenses in 2021. The $14.0 million increase in non-operating expense was primarily related to a $14.8 million decrease in gains on the extinguishment of debt related to the repurchase of 2023 Notes between periods. The overall increase in non-operating expenses was partially offset by a $0.7 million increase in interest and other income between periods.
Provision (Benefit) for Income Taxes
Our effective tax rate was 3.7% for 2022 and 0.01% for 2021. Our tax provision for 2022 is primarily the result of our tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $88.5 million to $93.7 million for 2022. The Adjusted EBITDA increase was primarily due to the changes in revenue and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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
Management believes Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at this measure because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. This measure should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) or as an indicator of our operating performance. Certain items excluded from this measure are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of this measure. Our computation of this measure may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Year Ended December 31,
	2022	2021
	(in thousands)
EBITDA reconciliation:
Net income (loss)	$14,393	$(64,575)
Interest expense	32,486	32,527
Interest income	(305)	(26)
Provision (benefit) for income taxes	546	(25)
Depreciation	26,784	28,905
Amortization of intangibles	13,463	16,116
EBITDA	$87,367	$12,922
Adjusted EBITDA reconciliation:
EBITDA	$87,367	$12,922
Loss on revaluation of contingent liability (1)	454	460
Gain on extinguishment of debt	(2,843)	(17,618)
Restructuring charges	3,393	1,588
Stock-based compensation and cash award expense	4,914	5,406
Loss on sale of property and equipment	367	660
Legal fees and settlements (2)	86	1,809
Adjusted EBITDA	$93,738	$5,227
(1)     Amounts relate to the revaluation of contingent liability associated with a 2018 acquisition. The impact is included in our Consolidated Statements of Income and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 12 – Commitments and Contingencies included Item 8 of Part II of this Annual Report.
(2)     Amounts represent fees and legal settlements associated with legal proceedings brought pursuant to the FLSA and/or similar state laws.

Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) interest expense (income), (iv) restructuring charges, (v) loss (gain) on the sale of subsidiaries, (vi) loss (gain) on the extinguishment of debt, and (vii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis.
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
The following table provides an explanation of our calculation of ROIC for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income (loss)	$14,393	$(64,575)
Add back:
Interest expense	32,486	32,527
Interest income	(305)	(26)
Restructuring charges	3,393	1,588
Gain on extinguishment of debt	(2,843)	(17,618)
After-tax net operating income (loss)	$47,124	$(48,104)
Total capital as of prior period-end:
Total stockholders’ equity (deficit)	$(39,267)	$20,409
Total debt	337,436	348,637
Less cash and cash equivalents	(21,509)	(68,864)
Total capital as of prior period-end	$276,660	$300,182
Total capital as of period-end:
Total stockholders’ deficit	$(23,507)	$(39,267)
Total debt	341,606	337,436
Less cash and cash equivalents	(17,445)	(21,509)
Total capital as of period-end	$300,654	$276,660
Average total capital	$288,657	$288,421
ROIC	16.3%	(16.7)%

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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss).

	Year Ended December 31,
	2022	2021
	(in thousands)
Calculation of gross profit (loss)
Revenues	$593,382	$349,419
Cost of revenues (exclusive of depreciation and amortization shown separately below)	457,093	307,992
Depreciation (related to cost of revenues)	24,909	26,882
Amortization of intangibles	13,463	16,116
Gross profit (loss)	$97,917	$(1,571)
Adjusted gross profit reconciliation:
Gross profit (loss)	$97,917	$(1,571)
Depreciation (related to cost of revenues)	24,909	26,882
Amortization of intangibles	13,463	16,116
Adjusted gross profit	$136,289	$41,427

Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operations and, if needed, external borrowings and issuances of debt securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, fund our working capital requirements and fund acquisitions. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases (including with respect to the 2028 Notes) when it is opportunistic to do so to manage our debt maturity profile.
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
In 2023, our planned capital expenditure budget, excluding possible acquisitions, is expected to be between $25.0 million to $35.0 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives.
At December 31, 2022, we had $17.4 million of cash and cash equivalents and $66.6 million of availability under the ABL Credit Facility, which resulted in a total liquidity position of $84.0 million. On January 27, 2023, we borrowed an additional $40.0 million under the ABL Credit Facility to pay for the redemption price of the 2023 Notes and to pay for fees and expenses related to the Units offering. We believe that, based on our current forecasts, our cash on hand, together with cash flow from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
2023 Notes
On October 25, 2018, we issued $400.0 million of 2023 Notes under an indenture, dated as of October 25, 2018 (the “2023 Notes Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as Trustee. The 2023 Notes bore interest at annual rate of 8.750% payable on May 1 and November 1 of each year. The 2023 Notes were senior unsecured obligations and were fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries and by certain future subsidiaries.
The 2023 Notes Indenture contained covenants that limited our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provisions of the 2023 Notes Indenture at December 31, 2022.
We repurchased approximately $13.0 million of 2023 Notes at a repurchase price of approximately $10.1 million in cash for the year ended December 31, 2022. We also repurchased approximately $26.3 million of 2023 Notes at a repurchase price of approximately $8.4 million in cash for the year ended December 31, 2021.
On February 1, 2023, all of the outstanding 2023 Notes were redeemed at a redemption price of 100.0% of the principal amount thereof ($307.3 million), plus accrued and unpaid interest ($6.7 million), and the 2023 Notes Indenture was discharged as of January 30, 2023.
For additional information on the 2023 Notes, see Note 9 – Debt Obligations included in Item 8 of Part II of this Annual Report.
Units Offering and 2028 Notes
On January 30, 2023, we completed our public offering of Units and issued 300,000 Units with an aggregate stated amount of $300.0 million. Each Unit consists of $1,000 principal amount of the 2028 Notes and five shares of our common stock. We received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of the 2023 Notes.
Each Unit will be separated into its constituent securities (the 2028 Notes and the shares of our common stock) automatically on October 27, 2023, or, if earlier, on the date, if any, on which a change of control or event of default (each as defined in the indenture governing the 2028 Notes) occurs.
A holder of Units may elect to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units may not be separated at the option of the holder.
On January 30, 2023, we, and certain of our subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes, which form a part of the Units, were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes are our senior secured obligations and are guaranteed on a senior secured basis by each of our current domestic subsidiaries and by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities.
For additional information on the Units and the 2028 Notes, see Note 9 – Debt Obligations included in Item 8 of Part II of this Annual Report.
ABL Credit Facility
On October 25, 2018, we entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”), that permitted aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “ABL Credit Facility”). Pursuant to the 2018 ABL Credit Agreement, the ABL Credit Facility was set to mature on October 25, 2023 or, if earlier, on the date that is 180 days before the scheduled maturity date of the 2023 Notes if they had not been redeemed or repurchased by such date.
On January 17, 2023, we entered into the First Amendment to Credit Agreement (the “ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which amends certain terms of the 2018 ABL Credit Agreement (as amended the “ABL Credit Agreement”). The ABL Facility Amendment became effective on January 30, 2023.
Pursuant to the ABL Facility Amendment, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base, (b) changed the interest rate benchmark from London Interbank Offered Rate to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on our leverage ratio, (c) modified the financial covenant, enhanced reporting and cash dominion triggers in the ABL Credit Facility from the existing minimum availability threshold of the greater of $18.75 million and 12.5% of the loan limit to a minimum availability threshold of (i) $12.5 million from January 30, 2023 until May 31, 2023 and (ii) the greater of $17.5 million and 12.5% of the loan limit thereafter, (d) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, (e) decreased the letter of credit sub-limit from $50.0 million to $10.0 million and (f) made satisfaction of the Payment Conditions (as defined in the ABL Facility Amendment) a condition to an Excess Cash Flow Offer in addition to a condition to voluntary payments of the 2028 Notes. The Payment Conditions in summary are (A) no default or event of default on a pro forma basis and (B) immediately after and at all times and at all times during the 30 days prior, on a pro forma basis, (1) (x) availability under the ABL Credit Facility shall not be less than the greater of 15% of the loan limit and $22.5 million and (y) the fixed charge coverage ratio shall be at least 1.00 to 1.00 or (2) availability under the ABL Credit Facility shall not be less than the greater of 20% of the loan limit and $30.0 million.
The 2018 ABL Credit Agreement contained, and the ABL Credit Agreement contains, various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants under the 2018 ABL Credit Agreement as of December 31, 2022.
Pursuant to the 2018 ABL Credit Agreement, all of the obligations under the ABL Credit Facility were, and pursuant to the ABL Credit Agreement, all obligations under the ABL Credit Facility are, secured by security interests (subject to permitted liens) in substantially all of the personal property of our domestic subsidiaries, excluding certain assets. The obligations under the Canadian tranche were and are further secured by security interests (subject to permitted liens) in substantially all of the personal property of Nine Energy Canada, Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries, excluding certain assets.
Both the ABL Credit Facility and the Units collateralization were completed within 30 days after closing in accordance with the terms of the ABL Facility Amendment and the Units offering.
At December 31, 2022, we had $32.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $66.6 million, net of outstanding letters of credit of $1.3 million. On January 27, 2023, we borrowed an additional $40.0 million under the ABL Credit Facility to pay for the redemption price of the 2023 Notes and to pay for fees and expenses related to the Units offering.
Cash Flows
Our cash flows for the years ended December 31, 2022, and 2021 are presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating activities	$16,672	$(40,416)
Investing activities	(25,417)	(11,921)
Financing activities	4,849	5,048
Impact of foreign exchange rate on cash	(168)	(66)
Net change in cash and cash equivalents	$(4,064)	$(47,355)
Operating Activities
Net cash provided by operating activities was $16.7 million in 2022 compared to $40.4 million in net cash used in operating activities in 2021. The $57.1 million increase in net cash provided by operating activities was primarily a result of an $85.5 million increase in cash flow provided by operations, adjusted for any non-cash items, and primarily driven by an increase in revenue and income in comparison to 2021. The increase in net cash provided by operating activities was offset by a $28.4 million decrease in cash provided by working capital, including an increase in accounts receivable from increased product and service sales, which has the effect of lagging cash collections, in each case, in comparison to 2021.
Investing Activities
Net cash used in investing activities was $25.4 million in 2022 compared to $11.9 million in net cash used in investing activities in 2021. The $13.5 million increase was primarily due to a $13.1 million increase in cash purchases of property and equipment, coupled with $0.4 million decrease in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to 2021.

Financing Activities
Net cash provided by financing activities was $4.8 million in 2022 compared to $5.0 million in net cash provided by financing activities in 2021. The $0.2 million decrease was primarily related to a $7.0 million payment on the ABL Credit Facility in 2022 that did not occur in 2021 as well as a $2.2 million increase in payments on short-term debt in comparison to 2021. The decrease was partially offset by a $9.0 million increase in proceeds from the ABL Credit Facility in 2022 in comparison to 2021.
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
Fair value of the stock-based compensation for all of the performance share units as well as performance cash awards outstanding was measured using a Monte Carlo simulation model.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nine Energy Service, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nine Energy Service, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income (loss), consolidated statements of stockholders’ equity (deficit), and consolidated statements of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Houston, TX
March 7, 2023
We have served as the Company’s auditor since 2011.

NINE ENERGY SERVICE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$17,445	$21,509
Accounts receivable, net	105,277	64,025
Income taxes receivable	741	1,393
Inventories, net	62,045	42,180
Prepaid expenses and other current assets	11,217	10,195
Total current assets	196,725	139,302
Property and equipment, net	89,717	86,958
Operating lease right of use assets, net	36,336	35,117
Finance lease right of use assets, net	547	1,445
Intangible assets, net	101,945	116,408
Other long-term assets	1,564	2,383
Total assets	$426,834	$381,613
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$42,211	$28,680
Accrued expenses	28,391	18,519
Current portion of long-term debt	2,267	2,093
Current portion of operating lease obligations	7,956	6,091
Current portion of finance lease obligations	178	1,070
Total current liabilities	81,003	56,453
Long-term liabilities
Long-term debt	338,031	332,314
Long-term operating lease obligations	29,370	30,435
Long-term finance lease obligations	—	65
Other long-term liabilities	1,937	1,613
Total liabilities	450,341	420,880
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 33,221,266 and 32,826,325 shares issued and outstanding at December 31, 2022 and 2021 respectively)	332	328
Additional paid-in capital	775,006	773,350
Accumulated other comprehensive loss	(4,828)	(4,535)
Accumulated deficit	(794,017)	(808,410)
Total stockholders’ equity (deficit)	(23,507)	(39,267)
Total liabilities and stockholders’ equity (deficit)	$426,834	$381,613
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenues
Service	$455,364	$248,618
Product	138,018	100,801
	593,382	349,419
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	350,733	228,290
Product	106,360	79,702
General and administrative expenses	51,653	45,301
Depreciation	26,784	28,905
Amortization of intangibles	13,463	16,116
Loss on revaluation of contingent liability	454	460
Loss on sale of property and equipment	367	660
Income (loss) from operations	43,568	(50,015)
Interest expense	32,486	32,527
Interest income	(305)	(26)
Gain on extinguishment of debt	(2,843)	(17,618)
Other income	(709)	(298)
Income (loss) before income taxes	14,939	(64,600)
Provision (benefit) for income taxes	546	(25)
Net income (loss)	$14,393	$(64,575)
Earnings (loss) per share
Basic	$0.47	$(2.13)
Diluted	$0.45	$(2.13)
Weighted average shares outstanding
Basic	30,930,890	30,302,925
Diluted	32,251,398	30,302,925
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(293)	$(34)
Total other comprehensive loss, net of tax	(293)	(34)
Total comprehensive income (loss)	$14,100	$(64,609)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Capital	Income (Loss)	Deficit)	(Deficit)
Stockholders’ equity (deficit) as of December 31, 2020	31,557,809	$316	$768,429	$(4,501)	$(743,835)	$20,409
Issuance of common stock under stock compensation plan, net of forfeitures	1,457,626	14	(14)	—	—	—
Stock-based compensation expense	—	—	5,406	—	—	5,406
Vesting of restricted stock and stock units	(189,110)	(2)	(471)	—	—	(473)
Other comprehensive loss	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	(64,575)	(64,575)
Stockholders’ equity (deficit) as of December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	623,328	7	(7)	—	—	—
Stock-based compensation expense	—	—	2,440	—	—	2,440
Vesting of restricted stock and stock units	(228,387)	(3)	(777)	—	—	(780)
Other comprehensive loss	—	—	—	(293)	—	(293)
Net income	—	—	—	—	14,393	14,393
Stockholders’ equity (deficit) as of December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$14,393	$(64,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	26,784	28,905
Amortization of intangibles	13,463	16,116
Amortization of operating leases	8,670	8,020
Amortization of deferred financing costs	2,545	2,602
Recovery for doubtful accounts	(166)	(229)
Provision for inventory obsolescence	2,966	4,831
Stock-based compensation expense	2,440	5,406
Gain on extinguishment of debt	(2,843)	(17,618)
Loss on sale of property and equipment	367	660
Loss on revaluation of contingent liability	454	460
Abandonment of in-process research and development	1,000	—
Changes in operating assets and liabilities
Accounts receivable, net	(41,114)	(22,540)
Inventories, net	(22,968)	(8,608)
Prepaid expenses and other current assets	(818)	3,350
Accounts payable and accrued expenses	19,476	12,447
Income taxes receivable/payable	655	—
Other assets and liabilities	(8,632)	(9,643)
Net cash provided by (used in) operating activities	16,672	(40,416)
Cash flows from investing activities
Proceeds from sales of property and equipment	2,959	3,492
Proceeds from property and equipment casualty losses	175	—
Purchases of property and equipment	(28,551)	(15,413)
Net cash used in investing activities	(25,417)	(11,921)
Cash flows from financing activities
Proceeds from ABL Credit Facility	24,000	15,000
Payments on ABL Credit Facility	(7,000)	—
Purchases of 2023 Notes	(10,081)	(8,355)
Payments on Magnum Promissory Notes	(1,125)	(844)
Proceeds from short-term debt	4,086	1,513
Payments of short-term debt	(2,787)	(545)
Payments on finance leases	(1,269)	(1,094)
Payments of contingent liability	(195)	(154)
Vesting of restricted stock and stock units	(780)	(473)
Net cash provided by financing activities	4,849	5,048
Impact of foreign currency exchange on cash	(168)	(66)
Net decrease in cash and cash equivalents	(4,064)	(47,355)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	21,509	68,864

	Year Ended December 31,
	2022	2021
Cash and cash equivalents at end of period	$17,445	$21,509

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,708	$30,085
Cash refunded for income taxes	$116	$24
Supplemental schedule of non-cash activities:
Capital expenditures in accounts payable and accrued expenses	$3,443	$63
Receivable from property and equipment sale (including insurance)	$701	$497
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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by the current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases and gaining market share. In 2022, oil and natural gas prices improved, and activity levels increased compared to 2021, resulting in higher demand for the Company’s products and services. Due to a heightened competition for qualified labor, an under-supply of equipment, and other supply chain-related constraints, the Company implemented price increases in most service lines. Finding and retaining qualified labor continues to be a challenge resulting in wage inflation, offsetting some of the price increases. Going forward, the Company’s earnings will be affected by its customers’ activity plans (which are strongly influenced by commodity prices), the Company’s ability to implement further price increases, the impact of wage and labor inflation, and labor shortage and supply chain constraints. Additionally, activity levels could be affected as oilfield service providers continue to raise prices and customers are impacted by cost inflation to drill, complete, and produce oil and natural gas wells.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, include the accounts of Nine and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.
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
Operating leases are included in “Operating lease right of use assets, net,” “Current portion of operating lease obligations,” and “Long-term operating lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021. Lease expense for operating leases is recognized on a straight-line basis over the lease term for 2022 and 2021.
Finance leases are included in the line items “Finance lease right of use assets, net,” “Current portion of finance lease obligations,” and “Long-term finance lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021.
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
Foreign Currency
The Company’s functional currency is the United States Dollar (“USD”). The financial position and results of operations of the Company’s Canadian subsidiary are measured using the local currency as the functional currency. Revenues and expenses of the subsidiary have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the date of the Company’s Consolidated Balance Sheets. The resulting translation gain and loss adjustments have been recorded as a separate component of other comprehensive income (loss) in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) and its Consolidated Statements of Stockholders’ Equity (Deficit).
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
The Company had $105.3 million and $64.0 million of “Accounts receivable, net” at December 31, 2022 and 2021, respectively. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable, which is included in “Accounts receivable, net” on the Company’s Consolidated Balance Sheets. The Company had an allowance for doubtful accounts of $0.2 million and $2.8 million at December 31, 2022 and 2021, respectively. Bad debt expense recovery was $0.2 million for both the years ended December 31, 2022 and 2021.
Concentration of Credit Risk
The Company derives a significant portion of its revenues from companies in the exploration and production (“E&P”) industry, and its customer base includes a broad range of integrated and independent domestic E&P companies and international E&P companies operating in the markets that the Company serves. While current energy prices are important contributors to positive cash flow for the customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development, and production activity as well as the entire health of the oil and natural gas industry and can therefore negatively impact spending by the Company’s customers. No customer accounted for more than 10% of the revenues for the years ended December 31, 2022 and 2021.
Concentration of Supplier Risk
Purchases during the years ended December 31, 2022 and 2021 did not include purchases from any supplier that individually represented more than 10% of total operating purchases.
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
Valuation of Intangible Assets
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
Intangible assets with indefinite useful lives are not subject to amortization. For intangible assets with indefinite useful lives, an assessment for impairment is performed annually on December 31 or when there is an indication an impairment may have occurred. Intangible assets with indefinite useful lives are reviewed for impairment by comparing the carrying value of the intangible asset to the Level 3 fair value of the intangible asset. The Level 3 fair value of intangible assets with indefinite useful lives is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset. Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, royalty rates, weighted average costs of capital, terminal growth rates, future market share, the impact of new product development, and future market conditions, among others. The Company believe that the estimates and assumptions used in impairment assessments are reasonable and appropriate. The Company recognizes an indefinite-lived intangible asset impairment charge of the amount by which the carrying value of the intangible asset exceeds the Level 3 fair value of the intangible asset. Impairment losses are reflected in “Income (loss) from operations” in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).

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
Performance Stock Units and Performance Cash Awards
Performance stock units and performance cash awards are recorded at their fair value and expensed over their performance period. Fair value for performance stock units and performance cash awards is measured using a Monte Carlo simulation model.
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
•The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Income Taxes
The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes (“ASC 740”). Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities at the balance sheet date and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. The Company records a valuation reserve in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, taking into effect, if any, the exercise of potentially dilutive stock options assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented as well as potentially dilutive restricted stock, restricted stock units, and performance stock units. There was no dilutive effect for the year ended December 31, 2021 as the Company was in a net loss position. For additional information on earnings (loss) per share, see Note 14 – Earnings (Loss) Per Share.
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for public businesses for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. As an emerging growth company, the Company is permitted, and adopted, the new standard for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements included in this Annual Report.
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
3. Revenues
Disaggregation of Revenues
Disaggregated revenue for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cement	$229,409	$114,181
Tools	138,018	100,801
Wireline	107,352	72,436
Coiled tubing	118,603	62,001
Total revenues	$593,382	$349,419

The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At December 31, 2022 and December 31, 2021, the amount of remaining performance obligations was not material.
Contract Balances
At December 31, 2022 and December 31, 2021, contract assets and contract liabilities were not material.
4. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $6.7 million and $9.0 million at December 31, 2022 and 2021, respectively.
Inventories, net as of December 31, 2022 and 2021 were comprised of the following:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$39,249	$31,153
Work in progress	161	675
Finished goods	29,345	19,323
Inventories	68,755	51,151
Reserve for obsolescence	(6,710)	(8,971)
Inventories, net	$62,045	$42,180

5. Property and Equipment
Property and equipment amounts as of December 31, 2022 and 2021 were as follows:

		December 31,
	Estimated Useful Lives	2022	2021
		(in thousands)
Operating equipment	1 to 12 years	$321,315	$299,602
Autos and trucks	1 to 7 years	4,140	4,168
Furniture, fixtures, and equipment	2 to 12 years	3,843	4,059
Shop equipment	3 to 15 years	14,552	14,555
Buildings	7 to 39 years	4,599	8,994
Leasehold improvements	3 to 11 years	2,017	1,443
Land	indefinite	1,348	828
		351,814	333,649
Less: Accumulated depreciation		(262,097)	(246,691)
Property and equipment, net		$89,717	$86,958
Depreciation expense was $26.8 million and $28.9 million for the years ended December 31, 2022 and 2021, respectively.
6. Leases
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
Operating Leases
As a lessee, the Company’s operating lease portfolio primarily consists of operating leases for equipment, vehicles, office space, yard facilities, and employee housing. Operating lease ROU assets and operating lease obligations are recognized based on the present value of the future minimum lease payments at commencement date. As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the lease information available at the commencement date in determining the present value of future payments. The incremental borrowing rate utilized is based upon the interest rate associated with the Company’s ABL Credit Facility (as defined and described in Note 9 – Debt Obligations) which is utilized to fund its working capital needs and planned capital expenditures. The Company’s leases have remaining terms of one to ten years and may include options to extend or terminate the lease. The operating lease ROU assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred.
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
Additional Information
The following table summarizes the components of the Company’s lease expense recognized for the years ended December 31, 2022 and 2021, excluding variable lease and prepaid rent costs:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease expense
Operating lease right of use assets	$8,670	$8,020
Operating lease non right of use assets	7,697	6,201
Total operating lease expense	$16,367	$14,221

Finance lease expense
Depreciation of right of use assets	$385	$399
Interest on lease obligations	199	162
Total finance lease expense	$584	$561
Operating lease expense is included in the line items “Cost of revenues” and “General and administrative expenses” in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021.
Supplemental information related to leases was as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Operating leases
Weighted average remaining lease term	5.3	6.4
Weighted average discount rate	5.0%	5.0%

Finance leases
Weighted average remaining lease term	0.4	1.0
Weighted average discount rate	21.7%	9.8%

Supplemental balance sheet information related to leases was as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Operating lease right of use assets
Operating lease right of use assets, gross	$52,947	$45,853
Less: Accumulated amortization	(16,611)	(10,736)
Operating lease right of use assets, net	$36,336	$35,117

Operating lease obligations
Current portion of operating lease obligations	$7,956	$6,091
Long-term operating lease obligations	29,370	30,435
Total operating lease obligations	$37,326	$36,526

Finance lease right of use assets
Finance lease right of use assets, gross	$1,057	$2,980
Less: Accumulated depreciation	(510)	(1,535)
Finance lease right of use assets, net	$547	$1,445

Finance lease obligations
Current portion of finance lease obligations	$178	$1,070
Long-term finance lease obligations	—	65
Total finance lease obligations	$178	$1,135
Future annual minimum lease payments as of December 31, 2022 were as follows:

	Operating Lease Right of Use Obligations	Finance Leases	Total
	(in thousands)
2023	$9,599	$219	$9,818
2024	7,994	—	7,994
2025	7,047	—	7,047
2026	6,474	—	6,474
2027	5,130	—	5,130
Thereafter	6,243	—	6,243
Total lease payments	$42,487	$219	$42,706
Less: present value discount	(5,161)	(41)	(5,202)
Present value of lease obligations	$37,326	$178	$37,504

Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$8,698	$8,124
Operating cash flows from finance leases	$385	$399
Financing cash flows from finance leases	$1,269	$1,094

Right of use assets obtained in exchange for lease obligations:
Operating leases	$8,356	$5,059
Finance leases	$336	$28
7. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(49,845)	$13,425	4.8
Non-compete agreements	6,500	(6,166)	334	0.8
Technology	125,110	(36,924)	88,186	10.7
Total	$194,880	$(92,935)	$101,945

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(45,187)	$18,083	5.3
Non-compete agreements	6,500	(5,766)	734	2.0
Technology	125,110	(28,519)	96,591	11.7
In-process research and development	1,000	—	1,000	Indefinite
Total	$195,880	$(79,472)	$116,408
The Company abandoned its “E-Set” tools business and related $1.0 million in-process research and development indefinite-lived intangible asset in the fourth quarter of 2022.
Amortization of Intangibles
Amortization of intangibles was $13.5 million and $16.1 million for the years ended December 31, 2022 and 2021, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2023	$11,516
2024	11,183
2025	11,183
2026	11,082
2027	10,315
Thereafter	46,666
$101,945
8. Accrued Expenses
Accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued interest	5,012	4,980
Accrued compensation and benefits	10,283	6,897
Accrued bonus	3,979	1,125
Accrued legal fees and settlements	145	1,076
Other accrued expenses	8,972	4,441
Accrued expenses	$28,391	$18,519
9. Debt Obligations
The Company’s debt obligations as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
2023 Notes (1)	$307,339	$320,343
ABL Credit Facility (1)	32,000	15,000
Magnum Promissory Notes (2)	—	1,125
Other short-term debt (2)	2,267	968
Total debt before deferred financing costs	$341,606	$337,436
Deferred financing costs	(1,308)	(3,029)
Total debt	$340,298	$334,407
Less: Current portion of long-term debt	(2,267)	(2,093)
Long-term debt	$338,031	$332,314
(1)    Subsequent to December 31, 2022, the Company redeemed all of the outstanding 2023 Notes and extended the maturity date of the ABL Credit Facility from October 25, 2023 to January 29, 2027. As such, these obligations are classified as long-term on the Company’s Consolidated Balance Sheet at December 31, 2022. Refer to further disclosure within this footnote for additional information.
(2)    The weighted average interest rate of short-term debt outstanding at December 31, 2022 and 2021, respectively, was 6.0% and 5.1%.
2023 Notes
On October 25, 2018, the Company issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were issued under an indenture, dated as of October 25, 2018 (the “2023 Notes Indenture”), by and among the Company, certain subsidiaries of the Company and Wells Fargo, National Association, as Trustee. The 2023

Notes bore interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, commencing May 1, 2019. The 2023 Notes were senior unsecured obligations of the Company and were fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries.
The 2023 Notes Indenture contained covenants that limited the Company’s ability and the ability of its restricted subsidiaries to engage in certain activities. The Company was in compliance with the provisions of the 2023 Notes Indenture at December 31, 2022.
Pursuant to the 2023 Notes Indenture, upon an event of default, the trustee or the holders of at least 25% in aggregate principal amount of then outstanding 2023 Notes may declare the 2023 Notes immediately due and payable, except that a default resulting from certain events of bankruptcy or insolvency with respect to the Company, any significant subsidiary or any group of subsidiaries that, taken together, would constitute a significant subsidiary, would automatically cause all outstanding 2023 Notes to become due and payable.
Unamortized deferred financing costs associated with the 2023 Notes were $1.3 million and $3.0 million at December 31, 2022 and 2021, respectively. These costs were direct deductions from the carrying amount of the 2023 Notes and were amortized through interest expense through the maturity date of the 2023 Notes using the effective interest method.
Extinguishment of Debt
The Company repurchased approximately $13.0 million of 2023 Notes at a repurchase price of approximately $10.1 million in cash for the year ended December 31, 2022. Deferred financing costs associated with these transactions were $0.1 million for the year ended December 31, 2022. As a result, for the year ended December 31, 2022, the Company recorded a $2.8 million gain on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the 2023 Notes partially offset by the deferred financing costs.
The Company repurchased approximately $26.3 million of 2023 Notes at a repurchase price of approximately $8.4 million in cash for the year ended December 31, 2021. Deferred financing costs associated with these transactions were $0.3 million for the year ended December 31, 2021. As a result, for the year ended December 31, 2021, the Company recorded a $17.6 million gain on the extinguishment of debt, which was calculated as the difference between the repurchase price and the carrying amount of the 2023 Notes partially offset by the deferred financing costs.
The gain on extinguishment of debt is included as a separate line item in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021.
Redemption
On February 1, 2023, with proceeds received from its public offering of Units (as defined and described below) and borrowings under its ABL Credit Facility (as defined and described below), the Company redeemed all of the outstanding 2023 Notes at a redemption price of 100.0% of outstanding principal amount thereof ($307.3 million), plus accrued and unpaid interest ($6.7 million). The Company also wrote off the unamortized deferred financing costs associated with the 2023 Notes in conjunction with the redemption.
Units Offering and 2028 Notes
Units
On January 30, 2023, the Company completed its public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consists of $1,000 principal amount of the Company’s 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of common stock of the Company. The Company received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of the 2023 Notes.
Each Unit will be separated into its constituent securities (the 2028 Notes and shares of the Company’s common stock) automatically on October 27, 2023, or, if earlier, on the date, if any, on which a change of control or event of default (each as defined in the indenture governing the 2028 Notes) occurs. A holder of Units may elect to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units may not be separated at the option of the holder. Once a Unit has been separated into its constituent securities at the option of a holder, it cannot be recreated.

Prior to separating the Units into its constituent securities, a holder thereof will not be able to participate in any redemption or repurchase of the 2028 Notes, and holders of the 2028 Notes must have separated their Units prior to the date of any redemption of any offer to repurchase commencement date in order to participate in such redemption or repurchase.
Holders of Units are entitled to the rights of a holder of the Company’s common stock, including, without limitation, the right to vote and consent to or receive notice as a stockholder.
2028 Notes
On January 30, 2023, the Company and certain of its subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes, which form a part of the Units, were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.
Prior to February 1, 2026, the Company may, on any one or more occasions, redeem all or a part of the 2028 Notes at a redemption price equal to 100.0% of the principal amount of the 2028 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, prior to February 1, 2026, the Company may, from time to time, redeem up to 35.0% of the aggregate principal amount of the 2028 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 113.0% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, provided that at least 65.0% of the aggregate principal amount of the 2028 Notes issued under the 2028 Notes Indenture remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. Also, prior to February 1, 2026, the Company may redeem during each 12-month period beginning on January 30, 2023, up to 10% of the principal amount of the 2028 Notes on a redemption price equal to 103.0% of the aggregate principal amount of the 2028 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
On and after February 1, 2026, the Company may redeem the 2028 Notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the 2028 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, to, but excluding the date of redemption, if redeemed during the periods indicated:

Redemption Price
February 1, 2026 to January 31, 2027	106.500%
February 1, 2027 to October 31, 2027	103.250%
November 1, 2027 and thereafter	100.000%
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), the Company is required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash.
If the Company experiences certain changes of control, each holder of 2028 Notes may require the Company to repurchase all or a portion of its 2028 Notes for cash at a price equal to 101.0% of the principal amount of such 2028 Notes, plus any accrued but unpaid interest, if any, to, but excluding, the date of repurchase.

The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets.
Upon an event of default, the trustee of the 2028 Notes or the holders of at least 25% in aggregate principal amount of then outstanding 2028 Notes may declare the 2028 Notes immediately due and payable, except that a default resulting from certain events of bankruptcy or insolvency with respect to the Company, any significant subsidiary or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding 2028 Notes to become due and payable.
ABL Credit Facility
Background
On October 25, 2018, the Company entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”), by and among the Company, Nine Energy Canada, Inc., JP Morgan Chase Bank, N.A. as administrative agent and as an issuing lender, and certain other financial institutions party thereto as lenders and issuing lenders. The 2018 ABL Credit Agreement permitted aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “ABL Credit Facility”). Pursuant to the 2018 ABL Credit Agreement, the ABL Credit Facility was set to mature on October 25, 2023 or, if earlier, on the date that is 180 days before the scheduled maturity date of the 2023 Notes if they had not been redeemed or repurchased by such date.
Pursuant to the 2018 ABL Credit Agreement, loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the ABL Credit Facility were base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans varied from 0.75% to 1.25% and the applicable margin for LIBOR loans or CDOR loans varied from 1.75% to 2.25%, in each depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum was charged on the average daily unused portion of the revolving commitments.
On January 17, 2023, the Company entered into the First Amendment to Credit Agreement (the “ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which amends certain terms of the 2018 ABL Credit Agreement (as amended the “ABL Credit Agreement”). The ABL Facility Amendment became effective on January 30, 2023.
Pursuant to the ABL Facility Amendment, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base, (b) changed the interest rate benchmark from LIBOR to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on the Company’s leverage ratio, (c) modified the financial covenant, enhanced reporting and cash dominion triggers in the ABL Credit Facility from the existing minimum availability threshold of the greater of $18.75 million and 12.5% of the loan limit to a minimum availability threshold of (i) $12.5 million from January 30, 2023 until May 31, 2023 and (ii) the greater of $17.5 million and 12.5% of the loan limit thereafter, (d) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, (e) decreased the letter of credit sub-limit from $50.0 million to $10.0 million and (f) made satisfaction of the Payment Conditions (as defined in the ABL Facility Amendment) a condition to an Excess Cash Flow Offer in addition to a condition to voluntary payments of the 2028 Notes. The Payment Conditions in summary are (A) no default or event of default on a pro forma basis and (B) immediately after and at all times and at all times during the 30 days prior, on a pro forma basis, (1) (x) availability under the ABL Credit Facility shall not be less than the greater of 15% of the loan limit and $22.5 million and (y) the fixed charge coverage ratio shall be at least 1.00 to 1.00 or (2) availability under the ABL Credit Facility shall not be less than the greater of 20% of the loan limit and $30.0 million.
The 2018 ABL Credit Agreement contained and the ABL Credit Agreement contains, various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the 2018 ABL Credit Agreement contained a minimum fixed charge ratio covenant of 1.00 to 1.00 that was tested quarterly when the availability under the ABL Credit Facility dropped below $18.75 million or a default has occurred until the availability exceeds such threshold for 30 consecutive days and such default is no longer outstanding. The Company was in compliance with all covenants under the 2018 ABL Credit Agreement as of December 31, 2022.
Pursuant to the 2018 ABL Credit Agreement, all of the obligations under the ABL Credit Facility were, and pursuant to the ABL Credit Agreement, all of the obligations under the ABL Credit Facility are secured by security interests (subject to permitted liens) in substantially all of the personal property of U.S. Credit Parties, excluding certain assets. The obligations under the Canadian tranche are further secured by security interests (subject to permitted liens) in substantially all of the personal property of Canadian Credit Parties, excluding certain assets.
At December 31, 2022, the Company had $32.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $66.6 million, net of outstanding letters of credit of $1.3 million. On January 27, 2023, the Company borrowed an additional $40.0 million under the ABL Credit Facility to pay for the redemption price of the 2023 Notes and to pay for fees and expenses related to the Units offering.
Both the ABL Credit Facility and the Units collateralization were completed within 30 days after closing in accordance with the terms of the ABL Facility Amendment and the Units offering.
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto, the Company issued promissory notes with an aggregated principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of Magnum. The Magnum Promissory Notes bear interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes was paid in equal quarterly installments which began January 1, 2021. The remaining outstanding balance was paid on October 1, 2022.
Other Short-Term Debt
In the fourth quarter of 2022, the Company renewed certain insurance policies, and it financed the premium for its excess policy in the amount of $4.1 million. At December 31, 2022, the outstanding balance on this premium was $2.3 million.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
	(in thousands)
2023 Notes	$300,700	$153,765
ABL Credit Facility	$32,000	$15,000
Magnum Promissory Notes	$—	$1,125
Other short-term debt	$2,267	$968
The fair value of the 2023 Notes, ABL Credit Facility, the Magnum Promissory Notes, and other short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2023 Notes is established based on observable inputs in less active markets. The fair value of the ABL Credit Facility, the Magnum Promissory Notes, and other short-term debt approximates their carrying value.

10. Defined Contribution Plans
Background
The Company sponsors a defined contribution plan, the Nine Energy Service 401(k) Plan (the “Nine Plan”), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all qualified employees.
Contributions
For the years ended December 31, 2022 and 2021, the Company made no employer contributions under the Nine Plan.
11. Stock-based Compensation
Stock Options
Information about stock option activity during the years ended December 31, 2022 and 2021 was as follows:

2022 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	610,410	$33.52	3.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(22,904)	26.28	—	—
Total outstanding	587,506	$33.80	3.0	$—
Options exercisable	587,506	$33.80	3.0	$—

2021 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	702,542	$32.63	4.5	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(92,132)	26.71	—	—
Total outstanding	610,410	$33.52	3.9	$—
Options exercisable	610,410	$33.52	3.9	$—
The intrinsic value at December 31, 2022 and 2021 is the amount by which the fair value of the underlying share exceeds the exercise price of an option as of December 31, 2022 and 2021, respectively.
The Company granted no options in 2022 and 2021.
There was no compensation expense recorded for the years ended December 31, 2022 and 2021. As of December 31, 2022, there is no remaining compensation expense related to options for the Company to expense. Future stock option grants will result in additional compensation expense.

Restricted Stock and Restricted Stock Units
Information about restricted stock and restricted stock unit activity during the years ended December 31, 2022 and 2021 was as follows:

2022 Activity	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	2,379,320	$2.83
Granted	651,250	2.80
Vested	(1,068,092)	4.13
Forfeited	(27,922)	2.02
Nonvested at December 31, 2022	1,934,556	$2.12

2021 Activity	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	1,714,398	$6.69
Granted	1,509,000	2.15
Vested	(792,704)	9.77
Forfeited	(51,374)	4.33
Nonvested at December 31, 2021	2,379,320	$2.83
The total amount of compensation expense related to the restricted stock and restricted stock units recorded was approximately $2.4 million and $4.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company expects to record compensation expense related to restricted stock and restricted stock units of approximately $3.0 million over the remaining term of approximately 1.9 years. Future restricted stock and restricted stock unit grants would result in additional compensation expense.
Performance Stock Units
The Company granted performance stock units (“PSUs”) in 2019. The number of PSUs that vested in the first quarter of 2022 was contingent upon the Company’s achievement of certain specified targets. These awards had market conditions and were valued using a Monte Carlo simulation model.
The volatility of 49.7% was developed based upon the historical volatility of the Company as well as the volatilities of a group of peer companies, as the Company’s trading history needed to be supplemented with additional data as it went public in 2018. The risk-free rate, which was derived using the U.S. Treasury security rates at the grant date, was 2.44%.

	2022	2021
Nonvested at January 1,	61,900	61,900
Granted (1)	—	—
Vested	(42,714)	—
Forfeited	(19,186)	—
Nonvested at December 31,	—	61,900
(1)     The Company granted PSUs in 2019 that vested in the first quarter of 2022 contingent upon the Company’s achievement of certain specified targets based on a three-year performance period ending December 31, 2021. The nonvested PSU balance at January 1, 2021 is shown at target level.
The Company did not grant PSUs in 2022 or 2021.
There was no compensation expense related to PSUs for the year ended December 31, 2022, and for the year ended

December 31, 2021, the total amount of compensation expense related to PSUs was approximately $0.5 million. As of December 31, 2022, the Company has no further compensation expense related to PSUs to record. Future PSU grants will result in additional compensation expense.
Performance Cash Awards
In May 2022, the Company granted performance cash awards (the “PCAs”) that vest based upon the Company’s achievement of certain criteria related to its relative total shareholder return (“TSR”) in comparison to TSR of members of its peer group (the “Peer Group”), as defined by the PCA grant. These awards, which the Company granted at a target achievement amount, are subject to three individual year-long performance periods (the “Performance Periods”), and payment related to each Performance Period can range from 0% to 200% of the target amount for that Performance Period.
The PCAs were valued on the date of grant based on the estimated fair value, which was based on numerous assumptions including the likelihood of the Company’s stock price performance achieving targeted thresholds, using a Monte Carlo simulation model. The assumptions used to value the awards included the historical volatility of the Company as well as the volatility of its Peer Group and the risk-free rate, which was derived using the U.S. Treasury security rates.
Under the relevant liability accounting, the fair values for each tranche of the PCAs are remeasured at the end of each reporting period. At December 31, 2022, the volatility for remeasurement was 123.82%, and the risk-free rate was 4.30%. Compensation expense related to PCAs for the year ended December 31, 2022 was approximately $1.8 million. As of December 31, 2022, based upon the valuation of the PCAs at year end, the Company had remaining compensation expense to recognize of $1.6 million. Future PCA grants will result in additional compensation expense.
12. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. As of December 31, 2022 and 2021, the Company recorded a $0.1 million and a $1.1 million accrual, respectively, for liabilities related to legal matters, which is included under the caption “Accrued expenses” in its Consolidated Balance Sheets.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.2 million and $1.0 million at December 31, 2022 and 2021, respectively, and is included under the caption “Accrued expenses” on the Company’s Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) for the years ended December 31, 2022 and 2021 was as follows:

Frac Tech
(in thousands)
Balance at December 31, 2020	$604
Payments	(154)
Revaluation adjustments	460
Balance at December 31, 2021	$910
Payments	(195)
Revaluation adjustments	454
Balance at December 31, 2022	$1,169
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.4 million and $0.1 million reported in “Accrued expenses” at December 31, 2022 and 2021, respectively, and $0.8 million reported in “Other long-term liabilities” at both December 31, 2022 and 2021 in the Company’s Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).

13. Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Current
U.S. federal	$—	$—
U.S. state	510	(56)
Foreign	36	31
Total current provision (benefit)	$546	$(25)
Deferred
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—
Total deferred provision (benefit)	—	—
Total provision (benefit) for income taxes	$546	$(25)
The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 differed from the provision (benefit) calculated using the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Tax provision (benefit) at statutory rate	$3,137	$(13,570)
Foreign rate differential	(16)	(41)
State income taxes, net of federal benefit	403	(44)
Nondeductible expenses	912	413
Valuation allowance	(5,823)	11,350
Non-cash compensation	1,879	1,893
Other	54	(26)
Total provision (benefit) for income taxes	$546	$(25)

The tax effects of the cumulative temporary differences resulting in the net deferred tax asset (liabilities) at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred income tax assets:
Inventories	$2,298	$2,533
Goodwill and intangible assets	75,617	83,318
Deferred tax benefit from net losses	79,914	79,690
Stock-based compensation and cash award expense	2,524	4,194
Tax credit carryforwards	655	695
Accrued expenses	678	1,632
Interest carryover	13,860	6,824
Lease liability	8,441	8,162
Other	163	164
Total deferred income tax assets	184,150	187,212
Less: Valuation allowance	(162,888)	(170,747)
Net deferred income tax assets	$21,262	$16,465
Deferred income tax liabilities:
Property and equipment	$(12,974)	$(8,387)
ROU asset	(8,288)	(8,078)
Total deferred income tax liabilities	(21,262)	(16,465)
Net deferred income tax asset (liability)	$—	$—
As of December 31, 2022, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $442.2 million. The federal NOLs related to tax years 2017 and prior can be used for a 20-year period and, if unused, will begin to expire in 2034. The state NOLs can be used from 7 to 20 years and vary by state. A small portion of state NOLs expired in 2022.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of its NOL and tax credit carryforwards. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to recent operating results, the Company continues to be in a three-year cumulative loss position for the year ended December 31, 2022. According to ASC 740, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. As a result, the Company continues to record a valuation allowance against its U.S. domestic and Canadian deferred tax assets. The 2022 results include a decrease in the Company’s valuation allowance of approximately $7.9 million. If the Company is able to generate sufficient taxable income in the future, and it becomes more likely than not that the Company will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, the allowance will be released resulting in a tax benefit.
The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2019. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

2022
(in thousands)
Balance at January 1,	$779
Additional based on tax positions related to prior years	—
Additional based on tax positions related to current year	—
Reduction based on tax positions related to prior years	—
Lapse of statute of limitations	—
Balance at December 31,	$779
The total amount of unrecognized tax benefits at December 31, 2022 was $0.8 million. The total balance of unrecognized tax benefit would impact the Company’s future effective income tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in its Consolidated Statements of Income and Comprehensive Income (Loss). As of December 31, 2022, no interest and penalties have been accrued.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Year Ended December 31, 2022
	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except for share and per share amounts)
Basic	$14,393	30,930,890	$0.47
Unvested restricted stock and stock units	—	1,320,508	—
Diluted	$14,393	32,251,398	$0.45

	Year Ended December 31, 2021
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(64,575)	30,302,925	$(2.13)
Unvested restricted stock and stock units	—	—	—
Diluted	$(64,575)	30,302,925	$(2.13)
The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for 2021 because there is a net loss for the period, and their inclusion would be anti-dilutive. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the period in which the Company experienced a net loss was as follows:

	2022	2021
Year ended December 31,	—	729,514

15. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $1.3 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively. The Company also purchased $2.6 million of products and services for both the years ended December 31, 2022 and 2021 from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.1 million and $0.7 million at December 31, 2022 and 2021, respectively.
In addition, the Company currently leases office space in Corpus Christi, Texas and previously leased office space in Midland, Texas from an entity affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. In the third quarter of 2020, another entity affiliated with Mr. Frazier began to sub-lease a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with these office spaces, net of sub-leasing income, was $1.6 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. There were net outstanding payables due to these entities of $0.1 million at December 31, 2022. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At December 31, 2022, there was no outstanding principal balance payable to Mr. Frazier, and the balance payable to Mr. Frazier was $1.1 million at December 31, 2021. For additional information regarding the Magnum Promissory Notes, see Note 9 – Debt Obligations.
The Company purchases chemical additives used in cementing from Select Energy Services, Inc. (“Select”). One of the Company’s directors also served as a director of Select from November 2017 to November 2022. The Company was billed $1.5 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. There were outstanding payables due to Select of $0.1 million at both December 31, 2022 and 2021.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.8 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. During the fourth quarter of 2019, the Company sold coiled tubing equipment for $5.9 million to NESR with payments due in 24 monthly equal installments beginning on January 31, 2020. Total outstanding receivables due to the Company from NESR (inclusive of the equipment sale above) were $0.2 million and $0.5 million at December 31, 2022 and 2021, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $2.2 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively. There were outstanding receivables due from Devon of $0.5 million and $0.4 million at December 31, 2022 and 2021, respectively.
16. Supplemental Information
Capital expenditures for years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Completion Solutions	$32,162	$14,742
Corporate	105	15
	$32,267	$14,757

Total assets by segment as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Completion Solutions	$399,546	$349,429
Corporate	27,288	32,184
	$426,834	$381,613

Revenue by country for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
United States	$591,614	99.7%	$347,445	99.4%
Canada	1,768	0.3%	1,974	0.6%
	$593,382	100.0%	$349,419	100.0%

Long-lived assets (defined as property and equipment and definite-lived intangible assets) by country as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
United States	$189,962	$200,227
Canada and other	1,700	2,139
	$191,662	$202,366

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this Item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required in response to this Item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required in response to this Item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders and is incorporated herein by reference.

PART IV
Item 15.     Exhibit and Financial Statement Schedules
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

4.5
Unit Agreement, dated as of January 30, 2023, by and among Nine Energy Service, Inc. and U.S. Bank Trust Company, National Association, as units trustee (including Form of Unit Certificate) (Incorporated by reference to Exhibit 4.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on February 1, 2023).

4.6
Indenture, dated as of January 30, 2023, by and among Nine Energy Service, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (including Form of Note) (Incorporated by reference to Exhibit 4.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on February 1, 2023).

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

10.2
First Amendment to Credit Agreement, dated as of January 17, 2023, among Nine Energy Service, Inc., Nine Energy Canada Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on January 18, 2023).

10.3+
Form of Indemnification Agreement between Nine Energy Service, Inc. and its directors and certain officers (Incorporated by reference to Exhibit 10.10 of Nine Energy Service, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on May 24, 2017).

10.4+
Nine Energy Service, Inc. 2011 Stock Incentive Plan, as amended and restated effective February 28, 2017 (Incorporated by reference to Exhibit 10.10 of Nine Energy Service, Inc.’s Registration Statement on Form S-1 filed on May 2, 2017).

10.5+
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

10.11+
Form of Nine Energy Service, Inc. Cash Award Grant Notice and Form of Cash Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.12+
Form of Nine Energy Service, Inc. Performance-Based Cash Award Grant Notice and Form of Performance-Based Cash Award Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.13+
Amended and Restated Employment Agreement, dated August 28, 2018, by and between Nine Energy Service, LLC and Ann G. Fox (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on August 30, 2018).

10.14+
Employment Agreement between Guy Sirkes and Nine Energy Service, LLC, dated as of March 31, 2020 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 31, 2020).

10.15+
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

21.1*	List of Subsidiaries of Nine Energy Service, Inc.

22.1*	List of Subsidiary Guarantors and Affiliates Whose Securities Collateralize Securities of Nine Energy Service, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.
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
Ann G. Fox
President and Chief Executive Officer
Date: March 7, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2023.

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