Form 10-Q
period 2023-03-31
Nine Energy Service, Inc.
filed 2023-05-09
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 5, 2023 was 34,716,769.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022. These factors, some of which are beyond our control, include the following:
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$21,374	$17,445
Accounts receivable, net	98,498	105,277
Income taxes receivable	—	741
Inventories, net	67,030	62,045
Prepaid expenses and other current assets	9,293	11,217
Total current assets	196,195	196,725
Property and equipment, net	87,650	89,717
Operating lease right of use assets, net	39,520	36,336
Finance lease right of use assets, net	157	547
Intangible assets, net	99,049	101,945
Other long-term assets	4,123	1,564
Total assets	$426,694	$426,834
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$37,489	$42,211
Accrued expenses	25,268	28,391
Income taxes payable	124	—
Current portion of long-term debt	1,305	2,267
Current portion of operating lease obligations	8,702	7,956
Current portion of finance lease obligations	82	178
Total current liabilities	72,970	81,003
Long-term liabilities
Long-term debt	331,533	338,031
Long-term operating lease obligations	31,672	29,370
Other long-term liabilities	1,860	1,937
Total liabilities	438,035	450,341
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 34,720,752 and 33,221,266 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	347	332
Additional paid-in capital	793,434	775,006
Accumulated other comprehensive loss	(4,996)	(4,828)
Accumulated deficit	(800,126)	(794,017)
Total stockholders’ equity (deficit)	(11,341)	(23,507)
Total liabilities and stockholders’ equity (deficit)	$426,694	$426,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Service	$125,620	$88,222
Product	37,788	28,713
	163,408	116,935
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	98,167	72,735
Product	28,951	21,583
General and administrative expenses	19,714	11,836
Depreciation	7,420	6,504
Amortization of intangibles	2,896	3,904
(Gain) loss on revaluation of contingent liability	(292)	5
Gain on sale of property and equipment	(330)	(714)
Income from operations	6,882	1,082
Interest expense	12,454	8,077
Interest income	(185)	(12)
Other income	(162)	(196)
Loss before income taxes	(5,225)	(6,787)
Provision for income taxes	884	112
Net loss	$(6,109)	$(6,899)
Loss per share
Basic	$(0.19)	$(0.23)
Diluted	$(0.19)	$(0.23)
Weighted average shares outstanding
Basic	32,304,361	30,491,976
Diluted	32,304,361	30,491,976
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(168)	$8
Total other comprehensive income (loss), net of tax	(168)	8
Total comprehensive loss	$(6,277)	$(6,891)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the 2028 Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	(514)	—	—	—	—	—
Stock-based compensation expense	—	—	489	—	—	489
Other comprehensive loss	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	(6,109)	(6,109)
Balance, March 31, 2023	34,720,752	$347	$793,434	$(4,996)	$(800,126)	$(11,341)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	(1,317)	—	—	—	—	—
Stock-based compensation expense	—	—	927	—	—	927
Vesting of restricted stock and stock units	(3,895)	—	(135)	—	—	(135)
Other comprehensive income	—	—	—	8	—	8
Net loss	—	—	—	—	(6,899)	(6,899)
Balance, March 31, 2022	32,821,113	$328	$774,142	$(4,527)	$(815,309)	$(45,366)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,109)	$(6,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	7,420	6,504
Amortization of intangibles	2,896	3,904
Amortization of operating leases	2,596	1,991
Amortization of deferred financing costs	2,408	643
Provision for (recovery of) doubtful accounts	175	(172)
Provision for inventory obsolescence	319	1,077
Stock-based compensation expense	489	927
Gain on sale of property and equipment	(330)	(714)
(Gain) loss on revaluation of contingent liability	(292)	5
Changes in operating assets and liabilities
Accounts receivable, net	6,589	(15,541)
Inventories, net	(5,421)	(4,838)
Prepaid expenses and other current assets	1,222	(2,528)
Accounts payable and accrued expenses	(6,357)	10,951
Income taxes receivable/payable	867	285
Other assets and liabilities	(2,507)	(2,054)
Net cash provided by (used in) operating activities	3,965	(6,459)
Cash flows from investing activities
Proceeds from sales of property and equipment	219	2,041
Proceeds from property and equipment casualty losses	840	175
Purchases of property and equipment	(6,343)	(876)
Net cash provided by (used in) investing activities	(5,284)	1,340
Cash flows from financing activities
Proceeds from ABL Credit Facility	40,000	5,000
Proceeds from Units offering, net of discount	279,750	—
Redemption of 2023 Notes	(307,339)	—
Payments of short-term debt	(962)	(363)
Cost of debt issuance	(5,915)	—
Payments on Magnum Promissory Notes	—	(562)
Payments on finance leases	(124)	(329)
Payments of contingent liability	(66)	(44)
Vesting of restricted stock and stock units	—	(135)
Net cash provided by financing activities	5,344	3,567
Impact of foreign currency exchange on cash	(96)	(16)
Net increase (decrease) in cash and cash equivalents	3,929	(1,568)
Cash and cash equivalents
Cash and cash equivalents beginning of period	17,445	21,509
Cash and cash equivalents end of period	$21,374	$19,941

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,502	$381
Cash paid (refunded) for income taxes	$19	$(173)
Cash paid for operating leases	$2,555	$1,991
Right of use assets obtained in exchange for operating lease obligations	$5,320	$347
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$28	$183
Capital expenditures in accounts payable and accrued expenses	$2,073	$1,436

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases and gaining market share. In 2022, oil and natural gas prices improved, and activity levels increased, compared to 2021, resulting in higher demand for the Company’s products and services, and the Company implemented price increases in most service lines. In the first quarter of 2023, commodity prices were down, especially natural gas prices, resulting in a decline in U.S. exploration and production activity compared to the fourth quarter of 2022. Going forward, the Company’s earnings will be affected by its customers’ activity plans (which are strongly influenced by commodity prices), the Company’s ability to implement further price increases, the impact of wage and labor inflation, and labor shortage and supply chain constraints. Additionally, activity levels could be affected as oilfield service providers continue to raise prices and customers are impacted by cost inflation to drill, complete, and produce oil and natural gas wells.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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

3. New Accounting Standards
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the current incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 was effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of 2023, and the adoption of this standard did not have a material impact on its financial position, results of operations, or liquidity.
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cement	$62,462	$45,238
Tools	37,788	28,713
Coiled tubing	33,528	21,581
Wireline	29,630	21,403
Total revenues	$163,408	$116,935
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Performance Obligations
At March 31, 2023 and December 31, 2022, the amount of remaining performance obligations was not material.
Contract Balances
At March 31, 2023 and December 31, 2022, the amount of contract assets and contract liabilities was not material.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $6.8 million and $6.7 million at March 31, 2023 and December 31, 2022, respectively.
Inventories, net as of March 31, 2023 and December 31, 2022 were comprised of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$37,821	$39,249
Work in progress	117	161
Finished goods	35,910	29,345
Inventories	73,848	68,755
Reserve for obsolescence	(6,818)	(6,710)
Inventories, net	$67,030	$62,045

6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(50,539)	$12,731	4.6
Non-compete agreements	6,500	(6,266)	234	0.6
Technology	125,110	(39,026)	86,084	10.5
Total	$194,880	$(95,831)	$99,049

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(49,845)	$13,425	4.8
Non-compete agreements	6,500	(6,166)	334	0.8
Technology	125,110	(36,924)	88,186	10.7
Total	$194,880	$(92,935)	$101,945
Amortization of intangibles expense was $2.9 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2023	$8,620
2024	11,183
2025	11,183
2026	11,082
2027	10,315
2028	8,000
Thereafter	38,666
Total	$99,049
7. Accrued Expenses
Accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued interest	$7,527	$5,012
Accrued compensation and benefits	7,907	10,283
Accrued bonus	2,338	3,979
Accrued legal fees and settlements	130	145
Other accrued expenses	7,366	8,972
Accrued expenses	$25,268	$28,391

8. Debt Obligations
The Company’s debt obligations as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
2028 Notes	$300,000	$—
2023 Notes	—	307,339
ABL Credit Facility	72,000	32,000
Other short-term debt (1)	1,305	2,267
Total debt before deferred financing costs	$373,305	$341,606
Deferred financing costs	(40,467)	(1,308)
Total debt	$332,838	$340,298
Less: Current portion of long-term debt	(1,305)	(2,267)
Long-term debt	$331,533	$338,031
(1)The weighted average interest rate of short-term debt at both March 31, 2023 and December 31, 2022 was 6.0%.
Units Offering and 2028 Notes
Units
On January 30, 2023, the Company completed its public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consists of $1,000 principal amount of the Company’s 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of common stock (the “Common Stock”) of the Company. The Company received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of the 2023 Notes (as defined and described below). These proceeds were allocated to the 2028 Notes and the Common Stock based on their relative fair value at the time of issuance.
Each Unit will be separated into its constituent securities (the 2028 Notes and shares of the Company’s common stock) automatically on October 27, 2023, or, if earlier, on the date, if any, on which a change of control or event of default (each as defined in the indenture governing the 2028 Notes) occurs. A holder of Units may elect to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder. Once a Unit has been separated into its constituent securities at the option of a holder, it cannot be recreated.
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
During the three months ended March 31, 2023, the Company recorded approximately $41.4 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $40.5 million at March 31, 2023.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with the provision of the 2028 Notes Indenture at March 31, 2023.
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

2023 Notes
On October 25, 2018, the Company issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were issued under an indenture, dated as of October 25, 2018, by and among the Company, certain subsidiaries of the Company and Wells Fargo, National Association, as trustee. The 2023 Notes bore interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, commencing May 1, 2019. The 2023 Notes were senior unsecured obligations of the Company and were fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries.
On February 1, 2023, with proceeds received from its public offering of Units and borrowings under its ABL Credit Facility (as defined and described below), the Company redeemed all of the outstanding 2023 Notes at a redemption price of 100.0% of outstanding principal amount thereof ($307.3 million), plus accrued and unpaid interest ($6.7 million). The Company also wrote off unamortized deferred financing costs in the amount of $1.2 million associated with the 2023 Notes in conjunction with the redemption.
ABL Credit Facility
On October 25, 2018, the Company entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”), by and among the Company, Nine Energy Canada, Inc., JP Morgan Chase Bank, N.A., as administrative agent and as an issuing lender, and certain other financial institutions party thereto as lenders and issuing lenders. The 2018 ABL Credit Agreement permitted aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “ABL Credit Facility”). Pursuant to the 2018 ABL Credit Agreement, the ABL Credit Facility was set to mature on October 25, 2023 or, if earlier, on the date that was 180 days before the scheduled maturity date of the 2023 Notes if they had not been redeemed or repurchased by such date.
Pursuant to the 2018 ABL Credit Agreement, loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the ABL Credit Facility were base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche may be Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans varied from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans varied from 1.75% to 2.25%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum was charged on the average daily unused portion of the revolving commitments.
On January 17, 2023, the Company entered into the First Amendment to Credit Agreement (the “ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which amends certain terms of the 2018 ABL Credit Agreement (as amended the “ABL Credit Agreement”). The ABL Facility Amendment became effective on January 30, 2023.
Pursuant to the ABL Facility Amendment, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base (the “Loan Limit”), (b) changed the interest rate benchmark from LIBOR to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on the Company’s leverage ratio, (c) modified the financial covenant, enhanced reporting and cash dominion triggers in the ABL Credit Facility from the existing minimum availability threshold of the greater of $18.75 million and 12.5% of the Loan Limit to a minimum availability threshold of (i) $12.5 million from January 30, 2023 until May 31, 2023 and (ii) the greater of $17.5 million and 12.5% of the Loan Limit thereafter, (d) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, (e) decreased the letter of credit sub-limit from $50.0 million to $10.0 million and (f) made satisfaction of the Payment Conditions (as defined in the ABL Facility Amendment) a condition to an Excess Cash Flow Offer in addition to a condition to voluntary payments of the 2028 Notes. The Payment Conditions in summary are (A) no default or event of default on a pro forma basis and (B) immediately after and at all times during the 30 days prior, on a pro forma basis, (1) (x) availability under the ABL Credit Facility shall not be less than the greater of 15% of the Loan Limit and $22.5 million and (y) the fixed charge coverage ratio shall be at least 1.00 to 1.00 or (2) availability under the ABL Credit Facility shall not be less than the greater of 20% of the Loan Limit and $30.0 million.
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the

ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants under the ABL Credit Agreement at March 31, 2023.
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
At March 31, 2023, the Company had $72.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $26.0 million, net of outstanding letters of credit of $1.3 million.
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto, the Company issued promissory notes with an aggregated principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of Magnum. The Magnum Promissory Notes bore interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes was paid in equal quarterly installments which began January 1, 2021. The remaining outstanding balance was paid on October 1, 2022.
Other Short-Term Debt
In the fourth quarter of 2022, the Company renewed certain insurance policies, and it financed the premium for its excess policy for $4.1 million. At March 31, 2023, the balance on this premium was $1.3 million.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
2028 Notes	$273,000	$—
2023 Notes	$—	$300,700
ABL Credit Facility	$72,000	$32,000
Other short-term debt	$1,305	$2,267
The fair value of the 2028 Notes, 2023 Notes, ABL Credit Facility, and other short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes and the 2023 Notes is established based on observable inputs in less active markets. The fair value of the ABL Credit Facility and other short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.4 million for both the three months ended March 31, 2023 and 2022. The Company also purchased $0.8 million and $0.7 million of products and services during the three months ended March 31, 2023 and 2022, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.5 million and $0.1 million at March 31, 2023 and December 31, 2022, respectively.
In addition, the Company leases office space in Corpus Christi, Texas and previously leased office space in Midland, Texas from an entity (the “Leasing Entity”) affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Company’s stock. From the third quarter of 2020 through mid-2022, another entity affiliated with Mr. Frazier sub-leased a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with these office spaces, net of sub-leasing income, was $0.3 million for both the three months ended March 31, 2023 and 2022. There were net outstanding payables due to the Leasing Entity of $0.1 million at December 31, 2022.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.2 million for the three months ended March 31, 2023. Total outstanding receivables due to the Company from NESR was $0.4 million and $0.2 million at March 31, 2023 and December 31, 2022, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. There were outstanding receivables due from Devon of $0.3 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.4 million and $1.2 million at March 31, 2023 and December 31, 2022, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at March 31, 2023 and 2022 was as follows:

Balance at December 31, 2022	$1,169
Revaluation adjustments	(292)
Payments	(66)
Balance at March 31, 2023	$811

Balance at December 31, 2021	$910
Revaluation adjustments	5
Payments	(44)
Balance at March 31, 2022	$871
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include estimated gross margin related to forecasted sales of the plugs, term of the agreement, and a risk adjusted discount factor. Contingent liabilities include $0.3 million and $0.4 million reported in “Accrued expenses” at March 31, 2023 and December 31, 2022, respectively, and $0.5 million and $0.8 million reported in “Other long-term liabilities” at March 31, 2023 and December 31, 2022, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Provision for income taxes	$884	$112
Effective tax rate	(16.9)%	(1.7)%
The Company’s provision (benefit) for income taxes for the three months ended March 31, 2023 was primarily attributed to state and non-U.S. income taxes. At March 31, 2023, the Company continues to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
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
Basic and diluted earnings (loss) per common share was computed as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(6,109)	32,304,361	$(0.19)	$(6,899)	30,491,976	$(0.23)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(6,109)	32,304,361	$(0.19)	$(6,899)	30,491,976	$(0.23)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three months ended March 31, 2023 and 2022 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2023	2022
Three months ended March 31,	1,665,440	698,218

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2023, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those discussed in any forward-looking statement because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a leading completion services provider that targets unconventional oil and gas resource development within North America and abroad. We partner with our exploration and production (“E&P”) customers across all major onshore basins in the U.S., as well as within Canada and abroad, to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies and reduce emissions.
We provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including technologies used for completing the toe stage of a horizontal well, liner installations used in refrac operations, casing flotation devices, and fully-composite, dissolvable, and extended range frac plugs to isolate stages during plug-and-perf operations, (iii) wireline services, including electric wireline units, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns and isolation tools to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool, providing a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.
Recent Events
On January 30, 2023, we completed our public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consists of $1,000 principal amount of our 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of our common stock. We received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was deposited with the trustee of the 8.750% Senior Notes due 2023 (the “2023 Notes”), along with $40.0 million of cash received from borrowings under the ABL Credit Facility (as defined and described below in “Liquidity and Capital Resources”). On January 30, 2023, we instructed the trustee of the 2023 Notes to apply such deposits toward the payment of the 2023 Notes on February 1, 2023, and we elected to discharge the indenture governing the 2023 Notes, thereby releasing us from our remaining obligations under such indenture as of January 30, 2023.
On February 1, 2023, all of the outstanding 2023 Notes were redeemed at a redemption price of 100.0% of the principal amount thereof ($307.3 million), plus accrued and unpaid interest ($6.7 million). We also wrote off the unamortized deferred financing costs associated with the 2023 Notes in conjunction with the redemption.
For additional information on our Units offering, the ABL Credit Facility, which was amended in connection with such offering, and the redemption of the 2023 Notes (such transactions together, the “refinancing”), see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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
•Adjusted EBITDA: We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, and depreciation and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) Units offering and other refinancing fees and expenses, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on extinguishment of debt, (vi) loss or gain on the sale of subsidiaries, (vii) restructuring charges, (viii) stock-based compensation and cash award expense, (ix) loss or gain on sale of property and equipment, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.
•Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) Units offering and other refinancing fees and expenses, (iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In 2020, oil and natural gas prices as well as E&P capital spending reached historic lows. In the first quarter of 2021, oil and natural gas prices began to rebound and steadily increased throughout 2021 and remained supportive into 2022, with oil prices reaching a 13-year high in March 2022, primarily as a result of the conflict between Russia and Ukraine igniting fears of shortages. Due to the rise in interest rates, economic uncertainty and recessionary fears, oil prices began to decline in late 2022 and have continued to be volatile into 2023. Additionally, due to the unseasonably warm winter, natural gas prices declined by approximately 69% from mid-December 2022 to the end of the first quarter of 2023. Because of the decline in commodity prices, activity levels have declined thus far in 2023, with U.S. rig counts experiencing the first quarterly decline since 2020. The Baker Hughes rig count was down by 24 rigs from the end of the fourth quarter of 2022 to the end of the first quarter of 2023, and U.S. completions in the first quarter of 2023 were down 3% compared to the fourth quarter of 2022 according to the Energy Information Administration. Activity levels in 2023 could continue to decline, especially in natural gas producing regions, such as the Haynesville, Marcellus, and Utica if commodity prices remain low.
While there is uncertainty and recessionary fears in the global market affecting commodity prices, we remain optimistic on the long-term outlook for the energy sector. OPEC, with its most recent production cut announcement, as well as public U.S. producers remaining committed to capital discipline, rather than increasing drilling, could help prevent any potential supply surplus. Additionally, the ongoing conflict between Russia and Ukraine provides additional uncertainty with global supply.
With the decline in commodity price and overall activity levels, especially in the natural gas producing regions, we are no longer implementing price increases and have received pricing pressure from select customers across service lines. Our revenue will be impacted by activity levels within the U.S., and depending on the rate and quantity of any further rig and frac crew declines in 2023, we could potentially expect further pricing pressure in 2023; however, the magnitude and timing of potential price decreases will depend on a number of factors.
Significant factors that are likely to affect commodity prices moving forward include actions of the members of OPEC and other oil exporting nations that relate to or impact oil production or supply; the effect of energy, monetary, and trade policies of the U.S.; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly Russia, the Middle East, South America and Africa; changes to energy regulations and policies, including those of the U.S. Environmental Protection Agency and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. Furthermore, although as noted above, our customers’ activity and spending levels, and thus demand for our services and products, are strongly influenced by current and expected oil and natural gas prices, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans and uncertainty remains around supply and demand fundamentals.

Results of Operations
Results for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenues	$163,408	$116,935	$46,473
Cost of revenues (exclusive of depreciation and amortization shown separately below)	127,118	94,318	32,800
Adjusted gross profit	$36,290	$22,617	$13,673

General and administrative expenses	$19,714	$11,836	$7,878
Depreciation	7,420	6,504	916
Amortization of intangibles	2,896	3,904	(1,008)
(Gain) loss on revaluation of contingent liability	(292)	5	(297)
Gain on sale of property and equipment	(330)	(714)	384
Income from operations	6,882	1,082	5,800
Non-operating expense	12,107	7,869	4,238
Loss before income taxes	(5,225)	(6,787)	1,562
Provision for income taxes	884	112	772
Net loss	$(6,109)	$(6,899)	$790
Revenues
Revenues increased $46.5 million, or 40%, to $163.4 million for the first quarter of 2023. The increase was prevalent across all lines of service and was due to activity and pricing improvements as the average U.S. rig count increased 20% in comparison to the first quarter of 2022. More specifically, cementing revenue (including pump downs) increased by $17.2 million, or 38%, as total cement job count increased 2% in comparison to the first quarter of 2022. In addition, coiled tubing revenue increased $12.0 million, or 55%, as total days worked increased by 56%, tools revenue increased $9.1 million, or 32%, as completion tools stages increased by 36%, and wireline revenue increased $8.2 million, or 38%, as total completed wireline stages increased by 11%, each in comparison to the first quarter of 2022.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $32.8 million, or 35%, to $127.1 million for the first quarter of 2023. The increase in comparison to the first quarter of 2022 was prevalent across all lines of service and was related to increased activity, noted above, coupled with cost inflation associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $14.7 million increase in materials installed and consumed while performing services, a $12.4 million increase in employee costs, and a $5.7 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the first quarter of 2022.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $13.7 million to $36.3 million for the first quarter of 2023 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $7.9 million to $19.7 million for the first quarter of 2023. The increase was primarily related to $6.4 million in costs associated with the Units offering in the first quarter of 2023 that did not occur in the first quarter of 2022. The increase was also partially attributed to a $1.7 million increase in employee costs due to increases in headcount and compensation between periods.

Depreciation
Depreciation expense increased $0.9 million to $7.4 million for the first quarter of 2023. The increase in comparison to the first quarter of 2022 was primarily related to an increase in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which was primarily comprised of technology and customer relationships, decreased $1.0 million to $2.9 million for the first quarter of 2023. The decrease in comparison to the first quarter of 2022 was related to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.3 million gain on revaluation of contingent liability for the first quarter of 2023 associated with a decrease in the fair value of the earnout associated with our acquisition of Frac Technology AS during the period.
(Gain) Loss on Sale of Property and Equipment
Gain on sale of property and equipment decreased $0.4 million to $0.3 million for the first quarter of 2023. The overall decrease was attributed to lower gains on equipment sales between periods.
Non-Operating (Income) Expenses
Non-operating expenses increased $4.2 million to $12.1 million for the first quarter of 2023. The increase in comparison to the first quarter of 2022 was primarily related to an increased interest rate in conjunction with the 2028 Notes, which were entered into in the first quarter of 2023 in connection with the Units offering.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.9 million for the first quarter of 2023 compared to an income tax provision of $0.1 million for the first quarter of 2022. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $12.8 million to $25.0 million for the first quarter of 2023. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, depreciation, and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) Units offering and other refinancing fees and expenses, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on extinguishment of debt, (vi) loss or gain on the sale of subsidiaries, (vii) restructuring charges, (viii) stock-based compensation and cash award expense, (ix) loss or gain on sale of property and equipment, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
Management believes Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at this measure because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(6,109)	$(6,899)
Interest expense	12,454	8,077
Interest income	(185)	(12)
Provision for income taxes	884	112
Depreciation	7,420	6,504
Amortization of intangibles	2,896	3,904
EBITDA	$17,360	$11,686
(Gain) loss on revaluation of contingent liability (1)	(292)	5
Certain refinancing costs (2)	6,396	—
Restructuring charges	406	285
Stock-based compensation and cash award expense	1,469	927
Gain on sale of property and equipment	(330)	(714)
Legal fees and settlements (3)	—	34
Adjusted EBITDA	$25,009	$12,223
(1)Amounts relate to the revaluation of a contingent liability associated with a 2018 acquisition. The impact is included in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(2)Amounts represent Units offering and other refinancing fees and expenses, including cash incentive compensation to employees following the successful completion of the Units offering, that were not capitalized.
(3)Amounts represent fees, legal settlements, and/or accruals associated with legal proceedings brought pursuant to the Fair Labor Standards Act and/or similar state laws.
Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) Units offering and other refinancing fees and expenses, (iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis.
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

The following table provides an explanation of our calculation of ROIC for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(6,109)	$(6,899)
Add back:
Interest expense	12,454	8,077
Interest income	(185)	(12)
Certain refinancing costs (1)	6,396	—
Restructuring charges	406	285
After-tax net operating income	$12,962	$1,451
Total capital as of prior period-end:
Total stockholders’ deficit	$(23,507)	$(39,267)
Total debt	341,606	337,436
Less cash and cash equivalents	(17,445)	(21,509)
Total capital as of prior period-end	$300,654	$276,660
Total capital as of period-end:
Total stockholders’ deficit	$(11,341)	$(45,366)
Total debt	373,305	341,511
Less cash and cash equivalents	(21,374)	(19,941)
Total capital as of period-end	$340,590	$276,204
Average total capital	$320,622	$276,432
ROIC	16.2%	2.1%
(1)    Amounts represent Units offering and other refinancing fees and expenses, including cash incentive compensation to employees following the successful completion of the Units offering, that were not capitalized.
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Calculation of gross profit:
Revenues	$163,408	$116,935
Cost of revenues (exclusive of depreciation and amortization shown separately below)	127,118	94,318
Depreciation (related to cost of revenues)	6,901	6,049
Amortization of intangibles	2,896	3,904
Gross profit	$26,493	$12,664

Adjusted gross profit reconciliation:
Gross profit	$26,493	$12,664
Depreciation (related to cost of revenues)	6,901	6,049
Amortization of intangibles	2,896	3,904
Adjusted gross profit	$36,290	$22,617
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, and fund our working capital requirements. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases when it is opportunistic to do so to manage our debt maturity profile.
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
At March 31, 2023, we had $21.4 million of cash and cash equivalents and $26.0 million of availability under the ABL Credit Facility, which resulted in a total liquidity position of $47.4 million. We expect our liquidity position to be impacted by the 2028 Notes’ semi-annual interest payments ($19.5 million based on amounts outstanding as of March 31, 2023). We believe that, based on our current forecasts, our cash on hand, together with cash flow from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
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

March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provision of the 2028 Notes Indenture at March 31, 2023.
For additional information on the Units and the 2028 Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
For additional information on the 2023 Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ABL Credit Facility
On October 25, 2018, we entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”) that permitted aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “ABL Credit Facility”). Pursuant to the 2018 ABL Credit Agreement, the ABL Credit Facility was set to mature on October 25, 2023 or, if earlier, on the date that was 180 days before the scheduled maturity date of the 2023 Notes if they had not been redeemed or repurchased by such date.
On January 17, 2023, we entered into the First Amendment to Credit Agreement (the “ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which amended certain terms of the 2018 ABL Credit Agreement (as amended the “ABL Credit Agreement”). The ABL Facility Amendment became effective on

January 30, 2023.
Pursuant to the ABL Facility Amendment, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base (the “Loan Limit”), (b) changed the interest rate benchmark from London Interbank Offered Rate to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on our leverage ratio, (c) modified the financial covenant, enhanced reporting and cash dominion triggers in the ABL Credit Facility from the existing minimum availability threshold of the greater of $18.75 million and 12.5% of the Loan Limit to a minimum availability threshold of (i) $12.5 million from January 30, 2023 until May 31, 2023 and (ii) the greater of $17.5 million and 12.5% of the Loan Limit thereafter, (d) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, (e) decreased the letter of credit sub-limit from $50.0 million to $10.0 million and (f) made satisfaction of the Payment Conditions (as defined in the ABL Facility Amendment) a condition to an Excess Cash Flow Offer in addition to a condition to voluntary payments of the 2028 Notes. The Payment Conditions in summary are (A) no default or event of default on a pro forma basis and (B) immediately after and at all times during the 30 days prior, on a pro forma basis, (1) (x) availability under the ABL Credit Facility shall not be less than the greater of 15% of the Loan Limit and $22.5 million and (y) the fixed charge coverage ratio shall be at least 1.00 to 1.00 or (2) availability under the ABL Credit Facility shall not be less than the greater of 20% of the Loan Limit and $30.0 million.
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants under the ABL Credit Agreement as of March 31, 2023.
Pursuant to the ABL Credit Agreement, all obligations under the ABL Credit Facility are secured by security interests (subject to permitted liens) in substantially all of the personal property of our domestic subsidiaries, excluding certain assets. The obligations under the Canadian tranche are further secured by security interests (subject to permitted liens) in substantially all of the personal property of Nine Energy Canada, Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries, excluding certain assets.
Both the ABL Credit Facility and the Units collateralization were completed within 30 days after closing in accordance with the terms of the ABL Facility Amendment and the Units offering.
At March 31, 2023, we had $72.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $26.0 million, net of outstanding letters of credit of $1.3 million.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating activities	$3,965	$(6,459)
Investing activities	(5,284)	1,340
Financing activities	5,344	3,567
Impact of foreign exchange rate on cash	(96)	(16)
Net change in cash and cash equivalents	$3,929	$(1,568)
Operating Activities
Net cash provided by operating activities was $4.0 million in the first three months of 2023 compared to $6.5 million in net cash used in the first three months of 2022. The change was primarily attributed to a $8.1 million increase in cash provided by working capital, including an increase in cash collections in comparison to the first three months of 2022. The change was also partially attributed to a $2.4 million increase in cash flow provided by operations, adjusted for any non-cash items, in comparison to the first three months of 2022.

Investing Activities
Net cash used in investing activities was $5.3 million during the first three months of 2023 compared to $1.3 million cash flow provided in the first three months of 2022. The change was attributed to a $5.4 million increase in cash purchases of property and equipment, coupled with a $1.2 million decrease in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to the first three months of 2022.
Financing Activities
Net cash provided by financing activities was $5.3 million during the first three months of 2023 compared to $3.6 million in the first three months of 2022. The increase in comparison to the first three months of 2022 was primarily attributed to $279.8 million in proceeds received from the Units offering coupled with an increase of $35.0 million in proceeds received in connection with the ABL Credit Facility. The overall increase was largely offset by the $307.3 million redemption of the 2023 Notes in the first quarter of 2023, coupled with $5.9 million in debt issuance costs associated with the Units offering.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting estimates, which are estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting estimates as described therein.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I in our Annual report on Form 10-K for the year ended December 31, 2022.
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

4.2
Indenture, dated as of January 30, 2023, by and among Nine Energy Service, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (including Form of Note) (Incorporated by reference to Exhibit 4.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on February 1, 2023).

10.1
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

Nine Energy Service, Inc.

Date:	May 8, 2023	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2023	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)