Form 10-Q
period 2023-06-30
Nine Energy Service, Inc.
filed 2023-08-04
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 1, 2023 was 35,350,565.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$41,122	$17,445
Accounts receivable, net	94,935	105,277
Income taxes receivable	1,096	741
Inventories, net	63,363	62,045
Prepaid expenses and other current assets	7,444	11,217
Total current assets	207,960	196,725
Property and equipment, net	87,358	89,717
Operating lease right of use assets, net	42,976	36,336
Finance lease right of use assets, net	106	547
Intangible assets, net	96,153	101,945
Other long-term assets	3,922	1,564
Total assets	$438,475	$426,834
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$37,518	$42,211
Accrued expenses	35,905	28,391
Current portion of long-term debt	329	2,267
Current portion of operating lease obligations	10,026	7,956
Current portion of finance lease obligations	34	178
Total current liabilities	83,812	81,003
Long-term liabilities
Long-term debt	332,555	338,031
Long-term operating lease obligations	33,834	29,370
Other long-term liabilities	1,686	1,937
Total liabilities	451,887	450,341
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 35,375,614 and 33,221,266 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	354	332
Additional paid-in capital	793,947	775,006
Accumulated other comprehensive loss	(5,050)	(4,828)
Accumulated deficit	(802,663)	(794,017)
Total stockholders’ equity (deficit)	(13,412)	(23,507)
Total liabilities and stockholders’ equity (deficit)	$438,475	$426,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Service	$122,576	$109,219	$248,196	$197,441
Product	38,852	33,127	76,640	61,840
	161,428	142,346	324,836	259,281
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	98,630	87,157	196,797	159,892
Product	28,812	25,584	57,763	47,167
General and administrative expenses	14,233	12,455	33,947	24,291
Depreciation	7,433	6,511	14,853	13,015
Amortization of intangibles	2,896	3,768	5,792	7,672
(Gain) loss on revaluation of contingent liability	211	186	(81)	191
(Gain) loss on sale of property and equipment	(98)	267	(428)	(447)
Income from operations	9,311	6,418	16,193	7,500
Interest expense	12,994	8,133	25,448	16,210
Interest income	(299)	(25)	(484)	(37)
Other income	(162)	(190)	(324)	(386)
Loss before income taxes	(3,222)	(1,500)	(8,447)	(8,287)
Provision (benefit) for income taxes	(685)	(522)	199	(410)
Net loss	$(2,537)	$(978)	$(8,646)	$(7,877)
Loss per share
Basic	$(0.08)	$(0.03)	$(0.26)	$(0.26)
Diluted	$(0.08)	$(0.03)	$(0.26)	$(0.26)
Weighted average shares outstanding
Basic	33,293,740	30,832,566	32,801,783	30,663,212
Diluted	33,293,740	30,832,566	32,801,783	30,663,212
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(54)	$(174)	$(222)	$(166)
Total other comprehensive loss, net of tax	(54)	(174)	(222)	(166)
Total comprehensive loss	$(2,591)	$(1,152)	$(8,868)	$(8,043)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2023	34,720,752	$347	$793,434	$(4,996)	$(800,126)	$(11,341)
Issuance of common stock under stock compensation plan, net of forfeitures	654,345	7	(7)	—	—	—
Stock-based compensation expense	—	—	522	—	—	522
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(2,537)	(2,537)
Balance, June 30, 2023	35,375,614	$354	$793,947	$(5,050)	$(802,663)	$(13,412)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2022	32,821,113	$328	$774,142	$(4,527)	$(815,309)	$(45,366)
Issuance of common stock under stock compensation plan, net of forfeitures	649,415	7	(7)	—	—	—
Stock-based compensation expense	—	—	495	—	—	495
Vesting of restricted stock and stock units	(101,380)	(1)	(295)	—	—	(296)
Other comprehensive loss	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(978)	(978)
Balance, June 30, 2022	33,369,148	$334	$774,335	$(4,701)	$(816,287)	$(46,319)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the 2028 Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	653,831	7	(7)	—	—	—
Stock-based compensation expense	—	—	1,011	—	—	1,011
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	(8,646)	(8,646)
Balance, June 30, 2023	35,375,614	$354	$793,947	$(5,050)	$(802,663)	$(13,412)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	648,098	7	(7)	—	—	—
Stock-based compensation expense	—	—	1,422	—	—	1,422
Vesting of restricted stock and stock units	(105,275)	(1)	(430)	—	—	(431)
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(7,877)	(7,877)
Balance, June 30, 2022	33,369,148	$334	$774,335	$(4,701)	$(816,287)	$(46,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(8,646)	$(7,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	14,853	13,015
Amortization of intangibles	5,792	7,672
Amortization of operating leases	5,753	4,026
Amortization of deferred financing costs	4,020	1,285
Provision for (recovery of) doubtful accounts	333	(176)
Provision for inventory obsolescence	667	1,963
Stock-based compensation expense	1,011	1,422
Gain on sale of property and equipment	(428)	(447)
(Gain) loss on revaluation of contingent liability	(81)	191
Changes in operating assets and liabilities
Accounts receivable, net	10,154	(24,055)
Inventories, net	(2,116)	(8,810)
Prepaid expenses and other current assets	3,073	260
Accounts payable and accrued expenses	2,941	9,116
Income taxes receivable/payable	(350)	(330)
Other assets and liabilities	(5,881)	(4,144)
Net cash provided by (used in) operating activities	31,095	(6,889)
Cash flows from investing activities
Proceeds from sales of property and equipment	370	2,142
Proceeds from property and equipment casualty losses	840	175
Purchases of property and equipment	(12,310)	(3,944)
Net cash used in investing activities	(11,100)	(1,627)
Cash flows from financing activities
Proceeds from ABL Credit Facility	40,000	12,000
Proceeds from Units offering, net of discount	279,750	—
Redemption of 2023 Notes	(307,339)	—
Payments of short-term debt	(1,938)	(726)
Cost of debt issuance	(6,290)	—
Payments on Magnum Promissory Notes	—	(562)
Payments on finance leases	(172)	(668)
Payments of contingent liability	(145)	(92)
Vesting of restricted stock and stock units	(2)	(431)
Net cash provided by financing activities	3,864	9,521
Impact of foreign currency exchange on cash	(182)	(106)
Net increase in cash and cash equivalents	23,677	899
Cash and cash equivalents
Cash and cash equivalents beginning of period	17,445	21,509
Cash and cash equivalents end of period	$41,122	$22,408

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,019	$14,769
Cash paid (refunded) for income taxes	$533	$(77)
Cash paid for operating leases	$5,659	$4,009
Right of use assets obtained in exchange for operating lease obligations	$11,297	$2,208
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$28	$183
Capital expenditures in accounts payable and accrued expenses	$3,412	$2,055

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases and gaining market share. In 2022, oil and natural gas prices improved, and activity levels increased, compared to 2021, resulting in higher demand for the Company’s products and services, and the Company implemented price increases in most service lines. Through the first half of 2023, commodity prices have been down, especially natural gas prices, resulting in a decline in U.S. exploration and production activity compared to the second half of 2022. Going forward, the Company’s earnings will be affected by its customers’ activity plans (which are strongly influenced by commodity prices), the Company’s ability to maintain current pricing levels, the impact of wage and labor inflation, and labor shortage and supply chain constraints.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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

3. New Accounting Standards
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the current incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 was effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 in the first quarter of 2023 did not have a material impact on the Company’s financial position, results of operations, or liquidity.
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cement	$58,120	$55,230	$120,582	$100,468
Tools	38,852	33,127	76,640	61,840
Coiled tubing	33,493	27,661	67,021	49,242
Wireline	30,963	26,328	60,593	47,731
Total revenues	$161,428	$142,346	$324,836	$259,281
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $7.1 million and $6.7 million at June 30, 2023 and December 31, 2022, respectively.
Inventories, net as of June 30, 2023 and December 31, 2022 were comprised of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$34,980	$39,249
Work in progress	350	161
Finished goods	35,135	29,345
Inventories	70,465	68,755
Reserve for obsolescence	(7,102)	(6,710)
Inventories, net	$63,363	$62,045

6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(51,234)	$12,036	4.3
Non-compete agreements	6,500	(6,366)	134	0.3
Technology	125,110	(41,127)	83,983	10.2
Total	$194,880	$(98,727)	$96,153

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(49,845)	$13,425	4.8
Non-compete agreements	6,500	(6,166)	334	0.8
Technology	125,110	(36,924)	88,186	10.7
Total	$194,880	$(92,935)	$101,945
Amortization of intangibles expense was $2.9 million and $5.8 million for the three and six months ended June 30, 2023, respectively. Amortization of intangibles expense was $3.8 million and $7.7 million for the three and six months ended June 30, 2022, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2023	$5,724
2024	11,183
2025	11,183
2026	11,082
2027	10,315
2028	8,000
Thereafter	38,666
Total	$96,153
7. Accrued Expenses
Accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued interest	$17,378	$5,012
Accrued compensation and benefits	8,356	10,283
Accrued bonus	3,162	3,979
Accrued legal fees and settlements	277	145
Other accrued expenses	6,732	8,972
Accrued expenses	$35,905	$28,391

8. Debt Obligations
The Company’s debt obligations as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
2028 Notes	$300,000	$—
2023 Notes	—	307,339
ABL Credit Facility	72,000	32,000
Other short-term debt (1)	329	2,267
Total debt before deferred financing costs	$372,329	$341,606
Deferred financing costs	(39,445)	(1,308)
Total debt	$332,884	$340,298
Less: Current portion of long-term debt	(329)	(2,267)
Long-term debt	$332,555	$338,031
(1)The weighted average interest rate of short-term debt at both June 30, 2023 and December 31, 2022 was 6.0%.
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
Each Unit will be separated into its constituent securities (the 2028 Notes and shares of Common Stock) automatically on October 27, 2023, or, if earlier, on the date, if any, on which a change of control or event of default (each as defined in the indenture governing the 2028 Notes) occurs. A holder of Units may elect to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder. Once a Unit has been separated into its constituent securities at the option of a holder, it cannot be recreated.
Prior to separating the Units into its constituent securities, a holder thereof will not be able to participate in any redemption or repurchase of the 2028 Notes, and holders of the 2028 Notes must have separated their Units prior to the date of any notice of redemption or any offer to repurchase commencement date in order to participate in such redemption or repurchase.
Holders of Units are entitled to the rights of a holder of Common Stock, including, without limitation, the right to vote and consent to or receive notice as a stockholder.
During the six months ended June 30, 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $39.4 million at June 30, 2023.
2028 Notes
On January 30, 2023, the Company and certain of its subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes, which form a part of the Units, were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and will be so guaranteed by certain future subsidiaries, in each case, subject to agreed guaranty and security principles and certain exclusions.

Prior to February 1, 2026, the Company may, on any one or more occasions, redeem all or a part of the 2028 Notes at a redemption price equal to 100.0% of the principal amount of the 2028 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, prior to February 1, 2026, the Company may, from time to time, redeem up to 35.0% of the aggregate principal amount of the 2028 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 113.0% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, provided that at least 65.0% of the aggregate principal amount of the 2028 Notes originally issued under the 2028 Notes Indenture on January 30, 2023 remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. Also, prior to February 1, 2026, the Company may redeem during each 12-month period beginning on January 30, 2023, up to 10% of the aggregate principal amount of the 2028 Notes outstanding at a redemption price equal to 103.0% of the aggregate principal amount of the 2028 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with the provision of the 2028 Notes Indenture at June 30, 2023.
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

2023 Notes
On October 25, 2018, the Company issued $400.0 million principal amount of 8.750% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes were issued under an indenture, dated as of October 25, 2018, by and among the Company, certain subsidiaries of the Company and Wells Fargo, National Association, as trustee. The 2023 Notes bore interest at an annual rate of 8.750% payable on May 1 and November 1 of each year, commencing May 1, 2019. The 2023 Notes were senior unsecured obligations of the Company and were fully and unconditionally guaranteed on a senior unsecured basis by each of the Company’s domestic subsidiaries.
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
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the

ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants under the ABL Credit Agreement at June 30, 2023.
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
Both the ABL Credit Facility and the Units collateralization were completed within 30 days after closing of the Units offering in accordance with the terms of the ABL Facility Amendment and the 2028 Notes Indenture.
At June 30, 2023, the Company had $72.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $19.0 million, net of outstanding letters of credit of $1.3 million. Subsequent to June 30, 2023, the Company repaid $2.0 million of its outstanding borrowings under the ABL Credit Facility.
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
On June 30, 2020, pursuant to an amendment to the Magnum Purchase Agreement to terminate the remaining Magnum Earnout and all obligations related thereto, the Company issued promissory notes with an aggregate principal amount of $2.3 million (the “Magnum Promissory Notes”) to the sellers of Magnum. The Magnum Promissory Notes bore interest at a rate of 6.0% per annum. The principal amount of the Magnum Promissory Notes was paid in equal quarterly installments which began January 1, 2021. The remaining outstanding balance was paid on October 1, 2022.
Other Short-Term Debt
In the fourth quarter of 2022, the Company renewed certain insurance policies, and it financed the premium for its excess policy for $4.1 million. At June 30, 2023, the balance on this premium was $0.3 million.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
2028 Notes	$259,500	$—
2023 Notes	$—	$300,700
ABL Credit Facility	$72,000	$32,000
Other short-term debt	$329	$2,267
The fair value of the 2028 Notes, 2023 Notes, ABL Credit Facility, and other short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes and the 2023 Notes is established based on observable inputs in less active markets. The fair value of the ABL Credit Facility and other short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The Company also purchased $1.1 million and $1.9 million of products and services during the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.6 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively.
In addition, the Company leases office space in Corpus Christi, Texas and previously leased office space in Midland, Texas from an entity (the “Leasing Entity”) affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Common Stock. From the third quarter of 2020 through mid-2022, another entity affiliated with Mr. Frazier sub-leased a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with these office spaces, net of sub-leasing income, was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. There were net outstanding payables due to the Leasing Entity of $0.1 million at December 31, 2022.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.2 million for both the three and six months ended June 30, 2022. Total outstanding receivables due to the Company from NESR were $0.6 million and $0.2 million at June 30, 2023 and December 31, 2022, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.6 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively. There were outstanding receivables due from Devon of $0.4 million and $0.5 million at June 30, 2023 and December 31, 2022, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.5 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
On October 1, 2018, pursuant to the terms and conditions of a Securities Purchase Agreement (the “Frac Tech Purchase Agreement”), the Company acquired Frac Technology AS (“Frac Tech”), a Norwegian private limited company focused on the development of downhole technology, including a casing flotation tool and a number of patented downhole completion tools. The Frac Tech Purchase Agreement, as amended, includes, among other things, the potential for additional future payments, based on certain Frac Tech revenue metrics through December 31, 2025 (the “Frac Tech Earnout”).

The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at June 30, 2023 and 2022 was as follows:

Balance at December 31, 2022	$1,169
Revaluation adjustments	(81)
Payments	(145)
Balance at June 30, 2023	$943

Balance at December 31, 2021	$910
Revaluation adjustments	191
Payments	(92)
Balance at June 30, 2022	$1,009
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 4.5% to 5.3%), and a credit-adjusted rate (ranging from 12.1% to 12.5%). Contingent liabilities include $0.4 million and $0.4 million reported in “Accrued expenses” at June 30, 2023 and December 31, 2022, respectively, and $0.5 million and $0.8 million reported in “Other long-term liabilities” at June 30, 2023 and December 31, 2022, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands, except percentages)
Benefit for income taxes	$(685)	$(522)
Effective tax rate	21.3%	34.8%

	Six Months Ended June 30,
	2023	2022
	(in thousands, except percentages)
Provision (benefit) for income taxes	$199	$(410)
Effective tax rate	(2.4)%	4.9%
The Company’s provision (benefit) for income taxes for the three and six months ended June 30, 2023 was primarily attributed to state and non-U.S. income taxes. At June 30, 2023, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding during each period and the exercise of potentially dilutive stock options assumed to be purchased from the proceeds using the average market price of the Common Stock for each of the periods presented as well as the potentially dilutive restricted stock, restricted stock units, and performance stock units.

Basic and diluted earnings (loss) per share of Common Stock was computed as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(2,537)	33,293,740	$(0.08)	$(978)	30,832,566	$(0.03)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(2,537)	33,293,740	$(0.08)	$(978)	30,832,566	$(0.03)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(8,646)	32,801,783	$(0.26)	$(7,877)	30,663,212	$(0.26)
Assumed exercise of stock options	—	—	—	—	—	—
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(8,646)	32,801,783	$(0.26)	$(7,877)	30,663,212	$(0.26)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three and six months ended June 30, 2023 and 2022 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2023	2022
Three months ended June 30,	920,886	1,177,509
Six months ended June 30,	1,407,828	949,789

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•Adjusted EBITDA: We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, and depreciation and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units (as defined and described below) offering and other refinancing activities, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on extinguishment of debt, (vi) loss or gain on the sale of subsidiaries, (vii) restructuring charges, (viii) stock-based compensation and cash award expense, (ix) loss or gain on sale of property and equipment, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.
•Return on Invested Capital (“ROIC”): We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities, (iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis. For additional information, see “Non-GAAP Financial Measures” below.
•Safety: We measure safety by tracking the total recordable incident rate (“TRIR”), which is reviewed on a monthly basis. TRIR is a measure of the rate of recordable workplace injuries, defined below, normalized and stated on the basis of 100 workers for an annual period. The factor is derived by multiplying the number of recordable injuries in a calendar year by 200,000 (i.e., the total hours for 100 employees working 2,000 hours per year) and dividing this value by the total hours actually worked in the year. Recordable workplace injuries include occupational death, nonfatal occupational illness, and other occupational injuries that involve loss of consciousness, restriction of work or motion, transfer to another job, or medical treatment other than first aid.
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, oil and natural gas prices have been extremely volatile. In 2020, oil and natural gas prices as well as E&P capital spending reached historic lows. In the first quarter of 2021, oil and natural gas prices began to rebound and steadily increased throughout 2021 and remained supportive into 2022, with oil prices reaching a 13-year high in March 2022, primarily as a result of the conflict between Russia and Ukraine igniting fears of shortages. In late 2022, due to the rise in interest rates, economic uncertainty and recessionary fears, oil prices began to decline. Commodity prices have continued to be volatile thus far in 2023, with both oil and natural gas prices generally lower than in most of 2022. Because of the decline in commodity prices, activity levels have declined throughout the first half of 2023. The Baker Hughes rig count was down by over 100 rigs from the end of the fourth quarter of 2022 to the end of the second quarter of 2023, and U.S. completions in the second quarter of 2023 were down 5% compared to the fourth quarter of 2022 according to the Energy Information Administration.

With the decline in commodity prices and overall activity levels, we are receiving pricing pressure from customers across service lines and basins, impacting both our revenue and margins, and anticipate this will continue into the third quarter of 2023. The market remains volatile, but we are cautiously optimistic that the rig count will reach a bottom during the third quarter, and we could begin to see rigs being added back into the market starting in early 2024. Due to the spot-market nature of our business, our future earnings will be impacted by lower activity levels, and the U.S. rig count and frac crew count are both good market indicators for both our revenue outlook and potential pricing leverage; however, the magnitude and timing of potential price decreases will depend on a number of factors.
Nonetheless, despite the uncertainty and recessionary fears in the global market affecting commodity prices, we remain cautiously optimistic on the long-term outlook for the energy sector. OPEC, with its most recent production cut announcement, as well as public U.S. producers remaining committed to capital discipline, rather than increasing drilling, could help lessen the impact of any supply surplus. Additionally, the ongoing conflict between Russia and Ukraine provides additional uncertainty with global supply.
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
Results of Operations
Results for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$161,428	$142,346	$19,082	13%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	127,442	112,741	14,701	13%
Adjusted gross profit	$33,986	$29,605	$4,381	15%

General and administrative expenses	$14,233	$12,455	$1,778	14%
Depreciation	7,433	6,511	922	14%
Amortization of intangibles	2,896	3,768	(872)	(23)%
Loss on revaluation of contingent liability	211	186	25	13%
(Gain) loss on sale of property and equipment	(98)	267	(365)	137%
Income from operations	9,311	6,418	2,893	45%
Non-operating expense	12,533	7,918	4,615	58%
Loss before income taxes	(3,222)	(1,500)	(1,722)	115%
Benefit for income taxes	(685)	(522)	(163)	31%
Net loss	$(2,537)	$(978)	$(1,559)	159%
Revenues
Revenues increased $19.1 million, or 13%, to $161.4 million for the second quarter of 2023. The increase was prevalent across all lines of service and was due to pricing or activity increases, despite a flat average U.S. rig count, in comparison to the second quarter of 2022. More specifically, coiled tubing revenue increased $5.8 million, or 21%, due to increased activity as total days worked increased by 8%, in comparison to the second quarter of 2022. Wireline revenue also increased $4.7 million, or 18%, due to increased activity as total completed wireline stages increased by 12%, in comparison to the second quarter of 2022. In addition, tools revenue increased $5.7 million, or 17%, due in large part to a sizeable international order in the second quarter of 2023 that did not occur in the second quarter of 2022, and although total cement job count decreased 13%, cementing revenue (including pump downs) increased by $2.9 million, or 5%, due to pricing increases in comparison to the second quarter of 2022.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $14.7 million, or 13%, to $127.4 million for the second quarter of 2023. The increase in comparison to the second quarter of 2022 was prevalent across all lines of service and was related to increased activity in coiled tubing and wireline and cost inflation over all lines of service associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $7.0 million increase in materials installed and consumed while performing services, a $6.8 million increase in employee costs, and a $0.9 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the second quarter of 2022.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $4.4 million to $34.0 million for the second quarter of 2023 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $1.8 million to $14.2 million for the second quarter of 2023. The increase was attributed to a $0.9 million increase in employee costs due to increases in headcount and compensation, as well as a $0.9 million increase in other general and administrative costs such as professional fees and travel, each in comparison to the second quarter of 2022. General and administrative expenses were approximately 9% of revenues for both the second quarter of 2023 and the second quarter of 2022.
Depreciation
Depreciation expense increased $0.9 million to $7.4 million for the second quarter of 2023. The increase in comparison to the second quarter of 2022 was primarily related to an increase in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which was primarily comprised of technology and customer relationships, decreased $0.9 million to $2.9 million for the second quarter of 2023. The decrease in comparison to the second quarter of 2022 was related to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.2 million loss on revaluation of contingent liability for both the second quarter of 2023 and the second quarter of 2022. The loss on revaluation for both periods was associated with an increase in the fair value of the earnout associated with our acquisition of Frac Technology AS (“Frac Tech”) during the period.
(Gain) Loss on Sale of Property and Equipment
We recorded a $0.1 million gain on sale of property and equipment for the second quarter of 2023 compared to a $0.3 million loss on sale of property and equipment for the second quarter of 2022. The $0.4 million change was primarily attributed to losses on property sales in the second quarter of 2022 that did not recur in the second quarter of 2023.
Non-Operating (Income) Expenses
Non-operating expenses increased $4.6 million to $12.5 million for the second quarter of 2023. The increase in comparison to the second quarter of 2022 was primarily related to an increased interest rate in conjunction with the 2028 Notes (as defined and described below), which were issued in the first quarter of 2023 in connection with the Units offering.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.7 million for the second quarter of 2023 compared to an income tax benefit of $0.5 million for the second quarter of 2022. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.

Adjusted EBITDA
Adjusted EBITDA increased $2.8 million to $21.7 million for the second quarter of 2023. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Results for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Change	Percentage Change
	(in thousands, except for percentage change)
Revenues	$324,836	$259,281	$65,555	25%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	254,560	207,059	47,501	23%
Adjusted gross profit	$70,276	$52,222	$18,054	35%

General and administrative expenses	$33,947	$24,291	$9,656	40%
Depreciation	14,853	13,015	1,838	14%
Amortization of intangibles	5,792	7,672	(1,880)	(25)%
(Gain) loss on revaluation of contingent liability	(81)	191	(272)	142%
Gain on sale of property and equipment	(428)	(447)	19	(4)%
Income from operations	16,193	7,500	8,693	116%
Non-operating expense	24,640	15,787	8,853	56%
Loss before income taxes	(8,447)	(8,287)	(160)	2%
Provision (benefit) for income taxes	199	(410)	609	(149)%
Net loss	$(8,646)	$(7,877)	$(769)	10%
Revenues
Revenues increased $65.6 million, or 25%, to $324.8 million for the first six months of 2023. The increase was prevalent across all lines of service and was due to activity or pricing increases as the average U.S. rig count increased 10% in comparison to the first six months of 2022. More specifically, coiled tubing revenue increased $17.8 million, or 36%, due to increased activity, as total days worked increased 30%, tools revenue increased $14.8 million, or 24%, due to increased activity, as completion tools stages increased 13%, and wireline revenue increased $12.9 million, or 27%, due to increased activity, as total completed wireline stages increased 12%, each in comparison to the first six months of 2022. In addition, although total cement job count decreased 6%, cementing revenue (including pump downs) increased by $20.1 million, or 20%, due to pricing increases, in comparison to the first six months of 2022.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $47.5 million, or 23%, to $254.6 million for the first six months of 2023. The increase in comparison to the first six months of 2022 was prevalent across all lines of service and was related to increased activity in coiled tubing, tools, and wireline, coupled with cost inflation over all lines of service associated with both labor and materials as well as headcount increases. More specifically, the increase was related to a $21.7 million increase in materials installed and consumed while performing services, a $19.2 million increase in employee costs, and a $6.6 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the first six months of 2022.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased $18.1 million to $70.3 million for the first six months of 2023 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $9.7 million to $33.9 million for the first six months of 2023. The increase was primarily related to $6.4 million in costs associated with the Units offering in the first quarter of 2023 that did not occur in the first quarter of 2022. The increase was also partially attributed to a $2.5 million increase in employee costs due to increases in headcount and compensation between periods and a $0.7 million increase in other general and administrative costs such as communications and travel, each in comparison to the first six months of 2022.
Depreciation
Depreciation expense increased $1.8 million to $14.9 million for the first six months of 2023. The increase in comparison to the first six months of 2022 was primarily related to an increase in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which was primarily comprised of technology and customer relationships, decreased $1.9 million to $5.8 million for the first six months of 2023. The decrease in comparison to the first six months of 2022 was related to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.1 million gain on revaluation of contingent liability for the first six months of 2023 compared to a $0.2 million loss on revaluation of contingent liability for the first six months of 2022. The $0.3 million change was associated with a decrease in the fair value of the earnout associated with our acquisition of Frac Tech during the period.
Non-Operating (Income) Expenses
Non-operating expenses increased $8.9 million to $24.6 million for the first six months of 2023. The increase in comparison to the first six months of 2022 was primarily related to an increased interest rate in conjunction with the 2028 Notes, which were issued in the first quarter of 2023 in connection with the Units offering.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.2 million for the first six months of 2023 compared to an income tax benefit of $0.4 million for the first six months of 2022. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA increased $15.6 million to $46.7 million for the first six months of 2023. The Adjusted EBITDA increase was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, depreciation, and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on extinguishment of debt, (vi) loss or gain on the sale of subsidiaries, (vii) restructuring charges, (viii) stock-based compensation and cash award expense, (ix) loss or gain on sale of property and equipment, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
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
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(2,537)	$(978)	$(8,646)	$(7,877)
Interest expense	12,994	8,133	25,448	16,210
Interest income	(299)	(25)	(484)	(37)
Provision (benefit) for income taxes	(685)	(522)	199	(410)
Depreciation	7,433	6,511	14,853	13,015
Amortization of intangibles	2,896	3,768	5,792	7,672
EBITDA	$19,802	$16,887	$37,162	$28,573
(Gain) loss on revaluation of contingent liability (1)	211	186	(81)	191
Certain refinancing costs (2)	—	—	6,396	—
Restructuring charges	483	805	889	1,090
Stock-based compensation and cash award expense	1,292	758	2,761	1,685
(Gain) loss on sale of property and equipment	(98)	267	(428)	(447)
Legal fees and settlements (3)	24	11	24	45
Adjusted EBITDA	$21,714	$18,914	$46,723	$31,137
(1)Amounts relate to the revaluation of a contingent liability associated with a 2018 acquisition. The impact is included in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(2)Amounts represent fees and expenses relating to our Units offering and other refinancing activities, including cash incentive compensation to employees following the successful completion of the Units offering, that were not capitalized.
(3)Amounts represent fees, legal settlements, and/or accruals associated with legal proceedings brought pursuant to the Fair Labor Standards Act and/or similar state laws.
Return on Invested Capital
ROIC is a supplemental non-GAAP financial measure. We define ROIC as after-tax net operating profit (loss), divided by average total capital. We define after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities, (iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute the average of the current and prior period-end total capital for use in this analysis.
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

The following table provides an explanation of our calculation of ROIC for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(2,537)	$(978)	$(8,646)	$(7,877)
Add back:
Interest expense	12,994	8,133	25,448	16,210
Interest income	(299)	(25)	(484)	(37)
Certain refinancing costs (1)	—	—	6,396	—
Restructuring charges	483	805	889	1,090
After-tax net operating income	$10,641	$7,935	$23,603	$9,386
Total capital as of prior period-end:
Total stockholders’ deficit	$(11,341)	$(45,366)	$(23,507)	$(39,267)
Total debt	373,305	341,511	341,606	337,436
Less cash and cash equivalents	(21,374)	(19,941)	(17,445)	(21,509)
Total capital as of prior period-end	$340,590	$276,204	$300,654	$276,660
Total capital as of period-end:
Total stockholders’ deficit	$(13,412)	$(46,319)	$(13,412)	$(46,319)
Total debt	372,329	348,148	372,329	348,148
Less cash and cash equivalents	(41,122)	(22,408)	(41,122)	(22,408)
Total capital as of period-end	$317,795	$279,421	$317,795	$279,421
Average total capital	$329,193	$277,813	$309,225	$278,041
ROIC	12.9%	11.4%	15.3%	6.8%
(1)    Amounts represent fees and expenses relating to our Units offering and other refinancing activities, including cash incentive compensation to employees following the successful completion of the Units offering, that were not capitalized.
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Calculation of gross profit:
Revenues	$161,428	$142,346	$324,836	$259,281
Cost of revenues (exclusive of depreciation and amortization shown separately below)	127,442	112,741	254,560	207,059
Depreciation (related to cost of revenues)	6,912	6,055	13,813	12,104
Amortization of intangibles	2,896	3,768	5,792	7,672
Gross profit	$24,178	$19,782	$50,671	$32,446

Adjusted gross profit reconciliation:
Gross profit	$24,178	$19,782	$50,671	$32,446
Depreciation (related to cost of revenues)	6,912	6,055	13,813	12,104
Amortization of intangibles	2,896	3,768	5,792	7,672
Adjusted gross profit	$33,986	$29,605	$70,276	$52,222
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
At June 30, 2023, we had $41.1 million of cash and cash equivalents and $19.0 million of availability under the ABL Credit Facility (as defined and described below), which resulted in a total liquidity position of $60.1 million. Our liquidity position will be impacted by the semi-annual interest payments ($19.5 million based on amounts outstanding as of June 30, 2023) to the holders of the 2028 Notes, which began on August 1, 2023. We believe that, based on our current forecasts, our cash on hand, together with cash flow from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
Units Offering and 2028 Notes
On January 30, 2023, we completed our public units offering and issued 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consists of $1,000 principal amount of our 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of our common stock (the “Common Stock”). We received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of our 8.750% Senior Notes due 2023 (the “2023 Notes”).
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
On January 30, 2023, we, and certain of our subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes, which form a part of the Units, were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes are our senior secured obligations and are guaranteed on a senior secured basis by each of our current domestic subsidiaries and will be so guaranteed by certain future subsidiaries, in each case, subject to agreed guaranty and security principles and certain exclusions.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provision of the 2028 Notes Indenture at June 30, 2023.
For additional information on the Units and the 2028 Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
2023 Notes
On October 25, 2018, we issued $400.0 million of 2023 Notes under an indenture, dated as of October 25, 2018 (the “2023 Notes Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as trustee. The 2023 Notes bore interest at an annual rate of 8.750% payable on May 1 and November 1 of each year. The 2023 Notes were senior unsecured obligations and were fully and unconditionally guaranteed on a senior unsecured basis by each of our domestic subsidiaries.
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
On January 17, 2023, we entered into the First Amendment to Credit Agreement (the “ABL Facility Amendment”)

with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which amended certain terms of the 2018 ABL Credit Agreement (as amended, the “ABL Credit Agreement”). The ABL Facility Amendment became effective on January 30, 2023.
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
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants under the ABL Credit Agreement as of June 30, 2023.
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
Both the ABL Credit Facility and the Units collateralization were completed within 30 days after closing of the Units offering in accordance with the terms of the ABL Facility Amendment and the 2028 Notes Indenture.
At June 30, 2023, we had $72.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $19.0 million, net of outstanding letters of credit of $1.3 million. Subsequent to June 30, 2023, we repaid $2.0 million of our outstanding borrowings under the ABL Credit Facility.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating activities	$31,095	$(6,889)
Investing activities	(11,100)	(1,627)
Financing activities	3,864	9,521
Impact of foreign exchange rate on cash	(182)	(106)
Net change in cash and cash equivalents	$23,677	$899
Operating Activities
Net cash provided by operating activities was $31.1 million in the first six months of 2023 compared to $6.9 million in net cash used in the first six months of 2022. The change was primarily attributed to a $35.8 million increase in cash provided by working capital, including an increase in cash collections in comparison to the first six months of 2022. The change was also partially attributed to a $2.2 million increase in cash flow provided by operations, adjusted for any non-cash items, in comparison to the first six months of 2022.
Investing Activities
Net cash used in investing activities was $11.1 million during the first six months of 2023 compared to $1.6 million net cash used in the first six months of 2022. The change was attributed to a $8.3 million increase in cash purchases of property and equipment, coupled with a $1.1 million decrease in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to the first six months of 2022.
Financing Activities
Net cash provided by financing activities was $3.9 million during the first six months of 2023 compared to $9.5 million net cash provided in the first six months of 2022. The decrease in comparison to the first six months of 2022 was primarily attributed to the $307.3 million redemption of the 2023 Notes in the first quarter of 2023, coupled with $6.3 million in debt issuance costs associated with the Units offering. The overall decrease in comparison to the first six months of 2022 was largely offset by $279.8 million in proceeds received from the Units offering coupled with an increase of $28.0 million in proceeds received in connection with the ABL Credit Facility.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our repurchases of our equity securities registered under Section 12 of the Exchange Act that have occurred during the three months ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2023 – April 30, 2023	175	$5.47	—	—
May 1, 2023 – May 31, 2023	—	—	—	—
June 1, 2023 – June 30, 2023	—	—	—	—
Total	175	$5.47	—	—
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

10.1	Second Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 8, 2023).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	August 3, 2023	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 3, 2023	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)