Form 10-Q
period 2023-09-30
Nine Energy Service, Inc.
filed 2023-11-07
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 2, 2023 was 35,324,861.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022. These factors, some of which are beyond our control, include the following:
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected. Significant factors that are likely to affect near-term commodity prices include actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations; U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world; and geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war, and terrorism, particularly in Russia, Ukraine, and the Middle East.
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
•If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, customer or business data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cyber security attacks.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$12,159	$17,445
Accounts receivable, net	85,103	105,277
Income taxes receivable	897	741
Inventories, net	58,663	62,045
Prepaid expenses and other current assets	5,718	11,217
Total current assets	162,540	196,725
Property and equipment, net	83,979	89,717
Operating lease right of use assets, net	43,299	36,336
Finance lease right of use assets, net	60	547
Intangible assets, net	93,258	101,945
Other long-term assets	3,708	1,564
Total assets	$386,844	$426,834
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$22,897	$42,211
Accrued expenses	24,862	28,391
Current portion of long-term debt	—	2,267
Current portion of operating lease obligations	10,340	7,956
Current portion of finance lease obligations	37	178
Total current liabilities	58,136	81,003
Long-term liabilities
Long-term debt	319,006	338,031
Long-term operating lease obligations	33,854	29,370
Other long-term liabilities	1,964	1,937
Total liabilities	412,960	450,341
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 35,345,494 and 33,221,266 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	353	332
Additional paid-in capital	794,528	775,006
Accumulated other comprehensive loss	(5,072)	(4,828)
Accumulated deficit	(815,925)	(794,017)
Total stockholders’ equity (deficit)	(26,116)	(23,507)
Total liabilities and stockholders’ equity (deficit)	$386,844	$426,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Service	$108,058	$126,634	$356,254	$324,075
Product	32,559	40,798	109,199	102,638
	140,617	167,432	465,453	426,713
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	91,131	92,920	287,928	252,812
Product	26,545	30,498	84,308	77,665
General and administrative expenses	13,060	13,475	47,007	37,766
Depreciation	7,285	6,593	22,138	19,608
Amortization of intangibles	2,895	2,896	8,687	10,568
Loss on revaluation of contingent liability	493	46	412	237
(Gain) loss on sale of property and equipment	21	1,242	(407)	795
Income (loss) from operations	(813)	19,762	15,380	27,262
Interest expense	12,858	8,125	38,306	24,335
Interest income	(462)	(134)	(946)	(171)
Gain on extinguishment of debt	—	(2,843)	—	(2,843)
Other income	(162)	(161)	(486)	(547)
Income (loss) before income taxes	(13,047)	14,775	(21,494)	6,488
Provision for income taxes	215	489	414	79
Net income (loss)	$(13,262)	$14,286	$(21,908)	$6,409
Earnings (loss) per share
Basic	$(0.39)	$0.46	$(0.66)	$0.21
Diluted	$(0.39)	$0.45	$(0.66)	$0.20
Weighted average shares outstanding
Basic	33,659,386	31,100,712	33,090,792	30,810,648
Diluted	33,659,386	31,932,613	33,090,792	31,750,425
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(22)	$(225)	$(244)	$(391)
Total other comprehensive loss, net of tax	(22)	(225)	(244)	(391)
Total comprehensive income (loss)	$(13,284)	$14,061	$(22,152)	$6,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2023	35,375,614	$354	$793,947	$(5,050)	$(802,663)	$(13,412)
Issuance of common stock under stock compensation plan, net of forfeitures	(30,120)	(1)	1	—	—	—
Stock-based compensation expense	—	—	580	—	—	580
Vesting of restricted stock and stock units	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(13,262)	(13,262)
Balance, September 30, 2023	35,345,494	$353	$794,528	$(5,072)	$(815,925)	$(26,116)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2022	33,369,148	$334	$774,335	$(4,701)	$(816,287)	$(46,319)
Issuance of common stock under stock compensation plan, net of forfeitures	(13,174)	—	—	—	—	—
Stock-based compensation expense	—	—	521	—	—	521
Vesting of restricted stock and stock units	(122,868)	(2)	(346)	—	—	(348)
Other comprehensive loss	—	—	—	(225)	—	(225)
Net income	—	—	—	—	14,286	14,286
Balance, September 30, 2022	33,233,106	$332	$774,510	$(4,926)	$(802,001)	$(32,085)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the 2028 Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	623,711	6	(6)	—	—	—
Stock-based compensation expense	—	—	1,591	—	—	1,591
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(21,908)	(21,908)
Balance, September 30, 2023	35,345,494	$353	$794,528	$(5,072)	$(815,925)	$(26,116)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	634,924	7	(7)	—	—	—
Stock-based compensation expense	—	—	1,943	—	—	1,943
Vesting of restricted stock and stock units	(228,143)	(3)	(776)	—	—	(779)
Other comprehensive loss	—	—	—	(391)	—	(391)
Net income	—	—	—	—	6,409	6,409
Balance, September 30, 2022	33,233,106	$332	$774,510	$(4,926)	$(802,001)	$(32,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(21,908)	$6,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	22,138	19,608
Amortization of intangibles	8,687	10,568
Amortization of operating leases	9,070	6,268
Amortization of deferred financing costs	5,685	1,919
Provision for (recovery of) doubtful accounts	333	(172)
Provision for inventory obsolescence	1,965	2,566
Stock-based compensation expense	1,591	1,943
Gain on extinguishment of debt	—	(2,843)
(Gain) loss on sale of property and equipment	(407)	795
Loss on revaluation of contingent liability	412	237
Changes in operating assets and liabilities
Accounts receivable, net	19,841	(39,751)
Inventories, net	1,278	(13,543)
Prepaid expenses and other current assets	4,798	1,537
Accounts payable and accrued expenses	(23,044)	18,825
Income taxes receivable/payable	(153)	212
Other assets and liabilities	(9,101)	(6,347)
Net cash provided by operating activities	21,185	8,231
Cash flows from investing activities
Proceeds from sales of property and equipment	530	2,939
Proceeds from property and equipment casualty losses	840	175
Purchases of property and equipment	(16,085)	(9,361)
Net cash used in investing activities	(14,715)	(6,247)
Cash flows from financing activities
Proceeds from ABL Credit Facility	40,000	12,000
Payments on ABL Credit Facility	(15,000)	—
Proceeds from Units offering, net of discount	279,750	—
Redemption of 2023 Notes	(307,339)	—
Purchases of 2023 Notes	—	(10,081)
Payments of short-term debt	(2,267)	(968)
Cost of debt issuance	(6,290)	—
Payments on Magnum Promissory Notes	—	(844)
Payments on finance leases	(197)	(999)
Payments of contingent liability	(251)	(135)
Vesting of restricted stock and stock units	(2)	(779)
Net cash used in financing activities	(11,596)	(1,806)
Impact of foreign currency exchange on cash	(160)	(197)
Net decrease in cash and cash equivalents	(5,286)	(19)
Cash and cash equivalents

Cash and cash equivalents beginning of period	$17,445	$21,509
Cash and cash equivalents end of period	$12,159	$21,490

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,188	$15,597
Cash paid (refunded) for income taxes	$560	$(110)
Cash paid for operating leases	$8,934	$6,340
Right of use assets obtained in exchange for operating lease obligations	$14,364	$6,002
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$56	$308
Capital expenditures in accounts payable and accrued expenses	$3,507	$1,192

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases and gaining market share. In 2022, oil and natural gas prices improved, and activity levels increased, compared to 2021, resulting in higher demand for the Company’s products and services, and the Company implemented price increases in most service lines. Throughout the first nine months of 2023, commodity prices have been lower compared to 2022, resulting in the rig count declining by over 150 rigs since the end of 2022. Going forward, the Company’s earnings will be affected by its customers’ activity plans (which are strongly influenced by commodity prices), the Company’s ability to maintain current pricing levels, the impact of wage and labor inflation, and labor shortage and supply chain constraints.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023, and its results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cement	$51,867	$63,904	$172,449	$164,372
Tools	32,559	40,798	109,199	102,638
Coiled tubing	27,867	33,418	94,888	82,660
Wireline	28,324	29,312	88,917	77,043
Total revenues	$140,617	$167,432	$465,453	$426,713
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $7.9 million and $6.7 million at September 30, 2023 and December 31, 2022, respectively.
Inventories, net as of September 30, 2023 and December 31, 2022 were comprised of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw materials	$34,556	$39,249
Work in progress	292	161
Finished goods	31,764	29,345
Inventories	66,612	68,755
Reserve for obsolescence	(7,949)	(6,710)
Inventories, net	$58,663	$62,045

6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(51,928)	$11,342	4.1
Non-compete agreements	6,500	(6,466)	34	0.1
Technology	125,110	(43,228)	81,882	10.0
Total	$194,880	$(101,622)	$93,258

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(49,845)	$13,425	4.8
Non-compete agreements	6,500	(6,166)	334	0.8
Technology	125,110	(36,924)	88,186	10.7
Total	$194,880	$(92,935)	$101,945
Amortization of intangibles expense was $2.9 million and $8.7 million for the three and nine months ended September 30, 2023, respectively. Amortization of intangibles expense was $2.9 million and $10.6 million for the three and nine months ended September 30, 2022, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2023	$2,829
2024	11,183
2025	11,183
2026	11,082
2027	10,315
2028	8,000
Thereafter	38,666
Total	$93,258
7. Accrued Expenses
Accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued interest	$7,397	$5,012
Accrued compensation and benefits	6,559	10,283
Accrued bonus	170	3,979
Accrued legal fees and settlements	203	145
Other accrued expenses	10,533	8,972
Accrued expenses	$24,862	$28,391

8. Debt Obligations
The Company’s debt obligations as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
2028 Notes	$300,000	$—
2023 Notes	—	307,339
ABL Credit Facility	57,000	32,000
Other short-term debt (1)	—	2,267
Total debt before deferred financing costs	$357,000	$341,606
Deferred financing costs	(37,994)	(1,308)
Total debt	$319,006	$340,298
Less: Current portion of long-term debt	—	(2,267)
Long-term debt	$319,006	$338,031
(1)The weighted average interest rate of short-term debt at December 31, 2022 was 6.0%.
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
Each Unit separated into its constituent securities (the 2028 Notes and shares of Common Stock) automatically on October 27, 2023. A holder of Units could have elected to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder. Once a Unit has been separated into its constituent securities at the option of a holder, it cannot be recreated.
Holders of Units were entitled to the rights of a holder of Common Stock, including, without limitation, the right to vote and consent to or receive notice as a stockholder.
During the nine months ended September 30, 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $38.0 million at September 30, 2023.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with the provision of the 2028 Notes Indenture at September 30, 2023.
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
Pursuant to the 2018 ABL Credit Agreement, loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the ABL Credit Facility were base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche were Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans. The applicable margin for base rate loans and Canadian prime rate loans varied from 0.75% to 1.25%, and the applicable margin for LIBOR loans or CDOR loans varied from 1.75% to 2.25%, in each case depending on the Company’s leverage ratio. In addition, a commitment fee of 0.50% per annum was charged on the average daily unused portion of the revolving commitments.
On January 17, 2023, the Company entered into the First Amendment to Credit Agreement (the “ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which amends certain terms of the 2018 ABL Credit Agreement (as amended, the “ABL Credit Agreement”). The ABL Facility Amendment became effective on January 30, 2023.
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
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants under the ABL Credit Agreement at September 30, 2023.
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
At September 30, 2023, the Company had $57.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $22.7 million, net of outstanding letters of credit of $1.3 million.
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
Other Short-Term Debt
In the fourth quarter of 2022, the Company renewed certain insurance policies, and it financed the premium for its excess policy for $4.1 million. At September 30, 2023, there was no outstanding balance on this premium.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
2028 Notes	$278,250	$—
2023 Notes	$—	$300,700
ABL Credit Facility	$57,000	$32,000
Other short-term debt	$—	$2,267
The fair value of the 2028 Notes, 2023 Notes, ABL Credit Facility, and other short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes and the 2023 Notes is established based on observable inputs in less active markets. The fair value of the ABL Credit Facility and other short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2022, respectively. The Company also purchased $0.8 million and $2.7 million of products and services during the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to this entity relating to equipment purchases of $0.1 million at both September 30, 2023 and December 31, 2022.
In addition, the Company leases office space in Corpus Christi, Texas and previously leased office space in Midland, Texas from an entity (the “Leasing Entity”) affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Common Stock. From the third quarter of 2020 through mid-2022, another entity affiliated with Mr. Frazier sub-leased a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with these office spaces, net of sub-leasing income, was $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively. There were net outstanding payables due to the Leasing Entity of $0.1 million at both September 30, 2023 and December 31, 2022.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.5 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. Total outstanding receivables due to the Company from NESR were $0.9 million and $0.2 million at September 30, 2023 and December 31, 2022, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.0 million and $1.9 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively. There were outstanding receivables due from Devon of $0.8 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.5 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at September 30, 2023 and 2022 was as follows:

Balance at December 31, 2022	$1,169
Revaluation adjustments	412
Payments	(251)
Balance at September 30, 2023	$1,330

Balance at December 31, 2021	$910
Revaluation adjustments	237
Payments	(135)
Balance at September 30, 2022	$1,012
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 5.1% to 5.6%), and a credit-adjusted rate (ranging from 13.0% to 13.2%). Contingent liabilities include $0.7 million and $0.4 million reported in “Accrued expenses” at September 30, 2023 and December 31, 2022, respectively, and $0.6 million and $0.8 million reported in “Other long-term liabilities” at September 30, 2023 and December 31, 2022, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands, except percentages)
Provision for income taxes	$215	$489
Effective tax rate	(1.6)%	3.3%

	Nine Months Ended September 30,
	2023	2022
	(in thousands, except percentages)
Provision for income taxes	$414	$79
Effective tax rate	(1.9)%	1.2%
The Company’s provision (benefit) for income taxes for the three and nine months ended September 30, 2023 was primarily attributed to state and non-U.S. income taxes. At September 30, 2023, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
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
Basic and diluted earnings (loss) per share of Common Stock was computed as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$(13,262)	33,659,386	$(0.39)	$14,286	31,100,712	$0.46
Unvested restricted stock and stock units	—	—	—	—	831,901	—
Diluted	$(13,262)	33,659,386	$(0.39)	$14,286	31,932,613	$0.45

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share and per share amounts)
Basic	$(21,908)	33,090,792	$(0.66)	$6,409	30,810,648	$0.21
Unvested restricted stock and stock units	—	—	—	—	934,614	—
Unvested performance stock units	—	—	—	—	5,163	—
Diluted	$(21,908)	33,090,792	$(0.66)	$6,409	31,750,425	$0.20

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the three and nine months ended September 30, 2023 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

2023
Three months ended September 30,	806,722
Nine months ended September 30,	1,267,609

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, oil and natural gas prices have been extremely volatile. In 2020, oil and natural gas prices as well as E&P capital spending reached historic lows, driving down the pricing for our services and technologies. In the first quarter of 2021, oil and natural gas prices began to rebound and steadily increased throughout 2021 and remained supportive into 2022, with oil prices reaching a 13-year high in March 2022, primarily as a result of the conflict between Russia and Ukraine igniting fears of shortages. In late 2022, due to the rise in interest rates, economic uncertainty and recessionary fears, oil prices began to decline. Commodity prices have continued to be volatile thus far in 2023, with both oil and natural gas prices generally lower than in most of 2022. The Baker Hughes rig count was down by over 150 rigs from the end of the fourth quarter of 2022 to the end of the third quarter of 2023, and U.S. completions in the third quarter of 2023 were down 4% compared to the fourth quarter of 2022 according to the Energy Information Administration.

With the decline in commodity prices and overall activity levels, we received pricing pressure from customers across service lines and basins, impacting both our revenue and margins. The market remains volatile, but we are cautiously optimistic that the rig count is stabilizing, and we could begin to see rigs being added back into the market starting in early 2024. The U.S. rig count and frac crew count are both good market indicators for both our revenue outlook and potential pricing leverage; however, the magnitude and timing of potential price changes will depend on a number of factors, as discussed below.
We also remain cautiously optimistic on the long-term outlook for the energy sector despite the uncertainty and recessionary fears in the global market. OPEC has maintained production cuts, and public U.S. producers remaining committed to capital discipline, rather than increasing drilling, could help lessen the impact of any supply surplus. Additionally, the conflicts between Russia and Ukraine and in the Middle East provide additional uncertainty with global supply.
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
Results of Operations
Results for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$140,617	$167,432	$(26,815)	(16)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	117,676	123,418	(5,742)	(5)%
Adjusted gross profit	$22,941	$44,014	$(21,073)	(48)%

General and administrative expenses	$13,060	$13,475	$(415)	(3)%
Depreciation	7,285	6,593	692	10%
Amortization of intangibles	2,895	2,896	(1)	—%
Loss on revaluation of contingent liability	493	46	447	972%
Loss on sale of property and equipment	21	1,242	(1,221)	(98)%
Income (loss) from operations	(813)	19,762	(20,575)	(104)%
Non-operating expense	12,234	4,987	7,247	145%
Income (loss) before income taxes	(13,047)	14,775	(27,822)	(188)%
Provision for income taxes	215	489	(274)	(56)%
Net income (loss)	$(13,262)	$14,286	$(27,548)	(193)%
Revenues
Revenues decreased $26.8 million, or 16%, to $140.6 million for the third quarter of 2023. The decrease was prevalent across all lines of service and was primarily due to activity decreases, which were driven by a reduction in the U.S. rig count in comparison to the third quarter of 2022. More specifically, cementing revenue (including pump downs) decreased $12.0 million, or 19%, as total cement job count decreased 23% in comparison to the third quarter of 2022. In addition, tools revenue decreased $8.2 million, or 20%, as completion tools stages decreased 24%, coiled tubing revenue decreased $5.6 million, or 17%, as total days worked decreased 14%, and wireline revenue decreased $1.0 million, or 3%, as total completed wireline stages decreased 1%, each in comparison to the third quarter of 2022.

Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $5.7 million, or 5%, to $117.7 million for the third quarter of 2023. The decrease in comparison to the third quarter of 2022 was primarily driven by a decrease in activity for all lines of service in comparison to the third quarter of 2022. More specifically, the decrease was the result of a $4.2 million decrease in materials installed and consumed while performing services, a $0.9 million decrease in employee costs, and a $0.6 million decrease in other costs such as vehicle and facility expenses, each in comparison to the third quarter of 2022.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $21.1 million to $22.9 million for the third quarter of 2023 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $0.4 million to $13.1 million for the third quarter of 2023. The decrease was attributed to a $1.4 million decrease in employee costs in comparison to the third quarter of 2022. The overall decrease was partially offset by a $1.0 million increase in other general and administrative costs such as marketing and communication costs, as well as professional fees, each in comparison to the third quarter of 2022.
Depreciation
Depreciation expense increased $0.7 million to $7.3 million for the third quarter of 2023. The increase in comparison to the third quarter of 2022 was primarily due to an increase in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which was primarily comprised of technology and customer relationships, was $2.9 million for both the third quarter of 2023 and the third quarter of 2022.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.5 million loss on revaluation of contingent liability for the third quarter of 2023. The increased loss in comparison to the third quarter of 2022 was primarily associated with an increase in the fair value during the period of the earnout associated with our acquisition of Frac Technology AS (“Frac Tech”).
(Gain) Loss on Sale of Property and Equipment
Loss on sale of property and equipment for the third quarter of 2023 decreased $1.2 million in comparison to the third quarter of 2022. The decrease was primarily attributed to certain damaged equipment that was fully disposed of in the third quarter of 2022 that did not recur in the third quarter of 2023.
Non-Operating (Income) Expenses
Non-operating expenses increased $7.2 million to $12.2 million for the third quarter of 2023. The increase in comparison to the third quarter of 2022 was primarily due to an increased interest rate as a result of the issuance of the 2028 Notes (as defined below) in the first quarter of 2023 in connection with the public offering of Units. The increase was also partially due to a $2.8 million gain on the extinguishment of debt related to the repurchase of our 2023 Notes (as defined below) in the third quarter of 2022 that did not recur in the third quarter of 2023.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.2 million for the third quarter of 2023 compared to an income tax provision of $0.5 million for the third quarter of 2022. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA decreased $21.0 million to $11.6 million for the third quarter of 2023. The Adjusted EBITDA decrease was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Results for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Change	Percentage Change
	(in thousands, except for percentage change)
Revenues	$465,453	$426,713	$38,740	9%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	372,236	330,477	41,759	13%
Adjusted gross profit	$93,217	$96,236	$(3,019)	(3)%

General and administrative expenses	$47,007	$37,766	$9,241	24%
Depreciation	22,138	19,608	2,530	13%
Amortization of intangibles	8,687	10,568	(1,881)	(18)%
Loss on revaluation of contingent liability	412	237	175	74%
(Gain) loss on sale of property and equipment	(407)	795	(1,202)	(151)%
Income from operations	15,380	27,262	(11,882)	(44)%
Non-operating expense	36,874	20,774	16,100	78%
Income (loss) before income taxes	(21,494)	6,488	(27,982)	(431)%
Provision for income taxes	414	79	335	424%
Net income (loss)	$(21,908)	$6,409	$(28,317)	(442)%
Revenues
Revenues increased $38.7 million, or 9%, to $465.5 million for the first nine months of 2023; while the average U.S. rig count remained relatively flat in comparison to the first nine months of 2022, the overall increase was prevalent across all lines of service and attributable to a number of factors, including activity and pricing increases, as well as a change in product mix. More specifically, coiled tubing revenue increased $12.2 million, or 15%, due to increased activity, as total days worked increased 13%, and wireline revenue increased $11.9 million, or 15%, due to increased activity, as total completed wireline stages increased 7%. In addition, although completion tools stages decreased 2% in comparison to the first nine months of 2022, tools revenue increased $6.5 million, or 6%, due to a significant international sale made to a customer during the first nine months of 2023 that did not occur during the first nine months of 2022, as well as a change in product mix between periods. Furthermore, although total cement job count decreased 12%, cementing revenue (including pump downs) increased $8.1 million, or 5%, due to pricing increases, in comparison to the first nine months of 2022.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $41.8 million, or 13%, to $372.2 million for the first nine months of 2023. The increase in comparison to the first nine months of 2022 was consistent with the increase in revenue identified above and primarily driven by increased activity in coiled tubing and wireline, coupled with cost inflation over all lines of service associated with both labor and materials as well as headcount increases. More specifically, the increase was due to an $18.3 million increase in employer related costs, a $17.5 million increase in materials installed and consumed while performing services, and a $6.0 million increase in other costs such as repairs and maintenance, travel, and vehicle expenses, in comparison to the first nine months of 2022.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $3.0 million to $93.2 million for the first nine months of 2023 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $9.2 million to $47.0 million for the first nine months of 2023. The increase was primarily due to $6.4 million in costs associated with the Units offering in the first quarter of 2023 that did not occur in 2022. The increase was also partially attributed to a $1.1 million increase in employee costs, a $0.7 million increase in marketing costs, a $0.6 million increase in communication costs, and a $0.4 million increase in travel costs, each in comparison to the first nine months of 2022.
Depreciation
Depreciation expense increased $2.5 million to $22.1 million for the first nine months of 2023. The increase in comparison to the first nine months of 2022 was primarily due to an increase in capital expenditures over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which was primarily comprised of technology and customer relationships, decreased $1.9 million to $8.7 million for the first nine months of 2023. The decrease in comparison to the first nine months of 2022 was due to certain intangible assets being fully amortized in the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.4 million loss on revaluation of contingent liability for the first nine months of 2023 compared to a $0.2 million loss on revaluation of contingent liability for the first nine months of 2022. The increased loss in comparison to the first nine months of 2022 was associated with an increase in the fair value during the period of the earnout associated with our acquisition of Frac Tech.
(Gain) Loss on Sale of Property and Equipment
We recorded a gain on sale of property and equipment of $0.4 million for the first nine months of 2023 compared to a loss on sale of property and equipment of $0.8 million for the first nine months of 2022. The $1.2 million change was primarily attributed to certain damaged equipment that was fully disposed of in the first nine months of 2022 that did not recur in the first nine months of 2023.
Non-Operating (Income) Expenses
Non-operating expenses increased $16.1 million to $36.9 million for the first nine months of 2023. The increase in comparison to the first nine months of 2022 was primarily due to an increased interest rate as a result of the issuance of the 2028 Notes in the first quarter of 2023 in connection with the Units offering. The increase was also partially due to a $2.8 million gain on the extinguishment of debt related to the repurchase of our 2023 Notes in the first nine months of 2022 that did not recur in the first nine months of 2023.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.4 million for the first nine months of 2023 compared to an income tax provision of $0.1 million for the first nine months of 2022. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA decreased $5.4 million to $58.3 million for the first nine months of 2023. The Adjusted EBITDA decrease was primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.
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
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Adjusted EBITDA reconciliation:
Net income (loss)	$(13,262)	$14,286	$(21,908)	$6,409
Interest expense	12,858	8,125	38,306	24,335
Interest income	(462)	(134)	(946)	(171)
Provision for income taxes	215	489	414	79
Depreciation	7,285	6,593	22,138	19,608
Amortization of intangibles	2,895	2,896	8,687	10,568
EBITDA	$9,529	$32,255	$46,691	$60,828
Loss on revaluation of contingent liability (1)	493	46	412	237
Gain on the extinguishment of debt	—	(2,843)	—	(2,843)
Certain refinancing costs (2)	—	—	6,396	—
Restructuring charges	315	729	1,204	1,819
Stock-based compensation and cash award expense	1,208	1,113	3,969	2,798
(Gain) loss on sale of property and equipment	21	1,242	(407)	795
Legal fees and settlements (3)	29	10	53	55
Adjusted EBITDA	$11,595	$32,552	$58,318	$63,689
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
The following table provides an explanation of our calculation of ROIC for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income (loss)	$(13,262)	$14,286	$(21,908)	$6,409
Add back:
Interest expense	12,858	8,125	38,306	24,335
Interest income	(462)	(134)	(946)	(171)
Certain refinancing costs (1)	—	—	6,396	—
Restructuring charges	315	729	1,204	1,819
Gain on extinguishment of debt	—	(2,843)	—	(2,843)
After-tax net operating income (loss)	$(551)	$20,163	$23,052	$29,549
Total capital as of prior period-end:
Total stockholders’ deficit	$(13,412)	$(46,319)	$(23,507)	$(39,267)
Total debt	372,329	348,148	341,606	337,436
Less cash and cash equivalents	(41,122)	(22,408)	(17,445)	(21,509)
Total capital as of prior period-end	$317,795	$279,421	$300,654	$276,660
Total capital as of period-end:
Total stockholders’ deficit	$(26,116)	$(32,085)	$(26,116)	$(32,085)
Total debt	357,000	334,620	357,000	334,620
Less cash and cash equivalents	(12,159)	(21,490)	(12,159)	(21,490)
Total capital as of period-end	$318,725	$281,045	$318,725	$281,045
Average total capital	$318,260	$280,233	$309,690	$278,853
ROIC	(0.7)%	28.8%	9.9%	14.1%
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Calculation of gross profit:
Revenues	$140,617	$167,432	$465,453	$426,713
Cost of revenues (exclusive of depreciation and amortization shown separately below)	117,676	123,418	372,236	330,477
Depreciation (related to cost of revenues)	6,775	6,131	20,588	18,235
Amortization of intangibles	2,895	2,896	8,687	10,568
Gross profit	$13,271	$34,987	$63,942	$67,433

Adjusted gross profit reconciliation:
Gross profit	$13,271	$34,987	$63,942	$67,433
Depreciation (related to cost of revenues)	6,775	6,131	20,588	18,235
Amortization of intangibles	2,895	2,896	8,687	10,568
Adjusted gross profit	$22,941	$44,014	$93,217	$96,236
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
At September 30, 2023, we had $12.2 million of cash and cash equivalents and $22.7 million of availability under the ABL Credit Facility (as defined and described below), which resulted in a total liquidity position of $34.9 million. Our liquidity position will be impacted by the semi-annual interest payments ($19.5 million based on amounts outstanding as of September 30, 2023) to the holders of the 2028 Notes, which began on August 1, 2023. We believe that, based on our current forecasts, our cash on hand, together with cash flow from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
Units Offering and 2028 Notes
On January 30, 2023, we issued 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consisted of $1,000 principal amount of our 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of our common stock (the “Common Stock”). We received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of our 8.750% Senior Notes due 2023 (the “2023 Notes”).
Each Unit separated into its constituent securities (the 2028 Notes and the shares of our Common Stock) automatically on October 27, 2023. A holder of Units could have elected to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder.
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
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of November 14, 2023, the Excess Cash Flow Amount will be $0 and, as such, no Excess Cash Flow Offer will be made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provision of the 2028 Notes Indenture at September 30, 2023.
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
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants under the ABL Credit Agreement as of September 30, 2023.
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
At September 30, 2023, we had $57.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $22.7 million, net of outstanding letters of credit of $1.3 million.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating activities	$21,185	$8,231
Investing activities	(14,715)	(6,247)
Financing activities	(11,596)	(1,806)
Impact of foreign exchange rate on cash	(160)	(197)
Net change in cash and cash equivalents	$(5,286)	$(19)
Operating Activities
Net cash provided by operating activities was $21.2 million in the first nine months of 2023 compared to net cash provided of $8.2 million in the first nine months of 2022. The change was primarily attributed to a $32.7 million increase in cash provided by working capital, including an increase in cash collections in comparison to the first nine months of 2022. The change was partially offset by a $19.7 million decrease in cash flow provided by operations, adjusted for any non-cash items, in comparison to the first nine months of 2022.

Investing Activities
Net cash used in investing activities was $14.7 million during the first nine months of 2023 compared to $6.2 million net cash used in the first nine months of 2022. The increase in net cash used was attributed to a $6.7 million increase in cash purchases of property and equipment, coupled with a $1.8 million decrease in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to the first nine months of 2022.
Financing Activities
Net cash used in financing activities was $11.6 million during the first nine months of 2023 compared to $1.8 million net cash used in the first nine months of 2022. The increase in net cash used was primarily attributed to the $307.3 million redemption of the 2023 Notes and $6.3 million in debt issuance costs associated with the Units offering in the first nine months of 2023 that did not occur in the first nine months of 2022. The increase was also partly attributed to $15.0 million in payments on the ABL Credit Facility during the first nine months of 2023 that did not occur in the first nine months of 2022. The overall increase was largely offset by $279.8 million in proceeds received from the Units offering in the first nine months of 2023 that did not occur in the first nine months of 2022. The overall increase was also partially offset with an increase of $28.0 million in proceeds received in connection with the ABL Credit Facility in comparison to the first nine months of 2022 as well as $10.1 million of purchases of the 2023 Notes and $0.8 million of payments of the Magnum Promissory Notes (as defined in Note 8 – Debt Obligations) in the first nine months of 2022 that did not recur in the first nine months of 2023.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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

Nine Energy Service, Inc.

Date:	November 6, 2023	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 6, 2023	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)