Form 10-K
period 2023-12-31
Nine Energy Service, Inc.
filed 2024-03-08
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   ☐       No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2023) was $92,875,087.
The number of shares of the registrant’s common stock outstanding at March 4, 2024 was 35,324,861.

DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.

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

SUMMARY OF PRINCIPAL RISK FACTORS
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors that could materially adversely affect our business, financial condition, and results of operations. A more complete statement of those risks and uncertainties is set forth in “Risk Factors” in Item 1A of Part I of this Annual Report.
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
•If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, customer or business data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cybersecurity attacks.

•Our future financial condition and results of operations could be adversely impacted by asset impairment charges.
•Increased scrutiny of sustainability matters could have an adverse effect on our business and damage our reputation.
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
From January 2018 through December 2023, we completed approximately 22,000 cementing jobs, with an on-time rate of approximately 89%. Punctuality of service is one of the primary metrics that E&P operators use to evaluate the cementing services they receive. Key contributors to our 89% on-time rate include our lab capabilities, personnel, close proximity to our customers’ acreage, dual-sided bulk loading plants, and our service-driven culture.
Completion Tools: We provide downhole solutions and technology used for multistage completions. Our comprehensive completion service offerings are mostly comprised of composite and dissolvable frac plugs in a variety of sizes to isolate stages during plug-and-perf operations. We have coupled patented tool designs with proprietary materials for our dissolvable offering, enabling us to serve the entire addressable plug market. With this ability, we have traditional and long-range plugs to address every type of wellbore situation. Our frac plug technology is complemented by our unconventional open hole and cemented completion tool products, such as liner hangers and accessories, fracture isolation packers, frac sleeves, stage one prep tools, casing flotation tools, specialty open hole float equipment, disk subs, composite cement retainers, and centralizers. Our tool portfolio also includes a multi-cycle barrier valve to address the international, conventional markets.
Our systems provide completion efficiencies at the wellsite by reducing our customers’ equipment needs and stimulation time and allowing for specific zonal treatment. Our dissolvable frac plugs help operators reduce cycle times to bring production online faster, decrease the amount of equipment and people needed on location, and significantly reduce carbon emissions compared to a traditional composite plug completion. Through these reductions in cycle time, our dissolvable plugs can help increase our customers’ internal rate of return and provide a safer and more efficient working environment. From January 2018 through December 2023, we deployed approximately 470,600 isolation, stage one, and casing flotation tools.
Wireline Services: Our wireline services involve the use of a wireline or electric wireline unit equipped with a spool of wireline that is unwound and lowered into oil and gas wells to convey specialized tools or equipment for well completion, well intervention, or pipe recovery. We operate a fleet of modern and “fit-for-purpose” cased hole wireline units designed for operating in unconventional completion operations. Our operation is equipped with the latest technology utilized to service long lateral completions, including head tension tools, ballistic release tools, and addressable switches. We have converted several of our hydraulic wireline units to electric, which significantly reduces carbon emissions and the use of diesel. We currently have wireline units equipped with Coated Line, which is a coated wireline that significantly reduces injector oil use. Offering a lower dynamic coefficient of friction, Coated Line wireline requires less pump down fluid to operate and is more conducive for reaching further depths in longer laterals.
The majority of our wireline work consists of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth. We deploy proprietary specialized tools like our fully-composite and dissolvable frac plugs through our wireline units. From January 2018 through December 2023, we completed approximately 163,600 wireline stages with a success rate of approximately 99%.
Coiled Tubing Services: Coiled tubing services perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool in lengths of up to 30,000 feet. Coiled tubing provides a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well using specialized well-control equipment. The live well work capability limits the customer’s risk of formation damage associated with “killing” a well (the temporary placement of heavy fluids in a wellbore to keep reservoir fluids in place) while allowing for safer operations due to minimal equipment handling. Coiled tubing facilitates a variety of services in both new and old wells, such as milling, drilling, fishing, production logging, artificial lift, cementing, and stimulation.
Our coiled tubing units carry data acquisition and dissemination technology, allowing our customers to monitor jobs via a web interface. Our “extended reach” units are capable of reaching the toe of wells with total measured depths of 27,000 feet and beyond, including lateral lengths in excess of 12,500 feet, keeping pace with the industry’s most challenging downhole environments. While we specialize in larger-diameter (2 3/8” and 2 5/8”) coiled tubing units, we also offer 2” and 1 1/4”

diameter solutions to our customers. From January 2018 through December 2023, we have performed approximately 7,100 jobs and deployed more than 191 million running feet of coiled tubing, with a success rate of over 99%.
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
Additionally, our operations are directly affected by weather conditions. During the winter months (portions of the first and fourth quarters) and periods of heavy snow, ice, or rain, particularly in the northeastern U.S., North Dakota, Rocky Mountains, and western Canada, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. Throughout the year, heavy rains adversely affect activity levels because well locations and dirt access roads can become impassible in wet conditions. Weather conditions may also negatively affect our customers’ activity levels.
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
Customers
Our customer base includes a broad range of integrated and independent E&P companies. For the year ended December 31, 2023, our top five customers collectively accounted for approximately 21% of our revenues.
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
Our major competitors include Halliburton Company, Schlumberger Limited, NCS Multistage, Patterson-UTI Energy, KLX Energy Services Holdings, Innovex, and a significant number of private and locally-oriented businesses.
Suppliers
We purchase a wide variety of raw materials, parts, and components that are manufactured and supplied for our operations from various suppliers. While we are not dependent on any single supplier for those materials, parts, or components, certain product lines depend on a limited number of third-party suppliers and vendors. During the year ended December 31, 2023, no supplier of the materials used in our services provided over 10% of our materials or equipment as a percentage of overall costs.
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
Employees
As of December 31, 2023, we had 1,157 employees, all of which were full-time. We are not a party to any collective bargaining agreements.
Regulatory Matters
Our operations are subject to numerous stringent and complex laws and regulations at the U.S. federal, state, and local levels governing the discharge of materials into the environment, environmental protection, and health and safety aspects of our operations. In addition, due to our operations in Canada, we are subject to Canadian environmental statutes and regulations as well as Canada’s new anti-forced labor law. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions or other orders to prohibit certain activities, restrict certain operations, or force future compliance with environmental requirements.
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
Transportation Safety and Compliance
At December 31, 2023, we operated a fleet in excess of 590 commercial motor vehicles. As such, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (the “DOT”) and analogous state agencies and their applicable federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Materials Regulations for interstate travel promulgated by the FMCSA under the DOT and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. In connection with these rules, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

Water Discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States (“WOTUS”) and state waters. The discharge of pollutants into, and other impacts to, regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “Corps”) or an analogous state agency. The scope of federal jurisdictional reach over waters of the United States has been subject to substantial revision in recent years. In 2015, the EPA and the Corps issued a rule defining the scope of federal jurisdiction over WOTUS, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in 2020. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with, or are otherwise indistinguishable from, traditional navigable waters. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, litigation opposing the September 2023 final rule remains ongoing and substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of the Clean Water Act’s jurisdiction more generally. To the extent a future rule or court decision expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture, or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of wastewater and storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability, such as strict liability and natural resources damages liability, for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
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
In June 2016, the EPA finalized regulations establishing New Source Performance Standards, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, President Biden signed a Congressional Review Act (the “CRA”) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA resolution did not address the 2020 Technical Rule.
In December 2023, the EPA issued a final rule, under the CAA’s New Source Performance Standards, intended to reduce methane emissions from new and existing oil and gas sources. The new rule makes the existing regulations in Subpart OOOOa more stringent and creates a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources that commenced construction, modification, or reconstruction after December 6, 2022, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). The new rule phases out flaring through Subpart OOOOb, which prohibits routine flaring from new oil wells after the phase-in period, and through a new Subpart OOOOc, which prohibits flaring absent a showing of technical infeasibility for existing wells with documented methane emissions of 40 tons per year or more. In addition, the final rule establishes “Emissions Guidelines” in Subpart OOOOc, which requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources (i.e., sources constructed prior to December 6, 2022) to comply.
Although there may be an adverse financial impact (including compliance costs, potential permitting delays and increased regulatory requirements) associated with these regulatory changes, the extent and magnitude of impacts cannot be reliably or accurately estimated due to the present uncertainty regarding any additional measures and how they will be implemented. Any new regulations implementing stricter permitting requirements could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.
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
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the U.S., coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. In February 2021, the United States rejoined the Paris Agreement and announced that it was setting a target to reduce U.S. GHG emissions by 50-52% by the year 2030 as compared with 2005 levels and agreed to provide periodic updates on its progress. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that commits its signatories to the collective goal of reducing global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations 26th Conference of the Parties, over 150 countries have joined the pledge. At the 27th Conference of the Parties, President Biden announced the EPA’s supplemental proposed rule to reduce methane emissions from existing oil and gas sources and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties, member countries agreed to the first “global stocktake,” which calls on countries to contribute to global efforts, including a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030, accelerating efforts toward the phase-down of unabated coal power, phasing out inefficient fossil fuel subsidies, and transitioning away from fossil fuels in energy systems. The impacts of these orders, pledges, agreements, and any legislation, regulation, regulatory initiatives, changes to existing regulation or executive actions cannot be predicted at this time.
While the Biden Administration has pursued executive actions to address climate change, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, but no new comprehensive federal laws regulating the emission of GHGs or directly imposing a price of carbon have been adopted in recent years. However, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future, and energy legislation and other regulatory initiatives have been proposed that are relevant to GHG emissions issues. For example, the Inflation Reduction Act of 2022, which appropriates significant funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain oil and gas facilities, was signed into law in August 2022. The Inflation Reduction Act amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, the Inflation Reduction Act requires revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule would expand the emissions events that are subject to reporting requirements to include “other large release events” and apply reporting requirements to certain new sources and sectors. The rule is expected to be finalized in the spring of 2024 and become effective on January 1, 2025, in advance of the deadline for GHG reporting for 2024 (March 2025). In January 2024, the EPA proposed a rule implementing the Inflation Reduction Act’s methane emissions charge. The proposed rule includes potential methodologies for calculating the amount by which a facility’s reported methane emissions are below or exceed the waste emissions thresholds and contemplates approaches for implementing certain exemptions created by the Inflation Reduction Act. The methane emissions charge imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds and would increase to $1,200 in 2025 and $1,500 in 2026. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our and our customers’ business and results of operations. In addition, many U.S. state and local governments have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at tracking and reducing GHG emissions by means of carbon taxes, policies or incentives to encourage the use of renewable energy or alternative low-carbon fuels, the development of GHG inventories, and cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting GHGs.
The adoption of any new climate change-related legislation or regulation, including any such legislation or regulation that restricts emissions of GHGs from the equipment and operations of our customers or with respect to the oil and natural gas they produce, could adversely affect demand for our products and services. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, and results of operations. Moreover, incentives to conserve energy or use alternative energy sources, such as policies designed to increase utilization of zero-emissions or electric vehicles, as a means of addressing climate change could reduce demand for the oil and natural gas produced by our customers and, in turn, could adversely affect demand for our products and services. Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.
Regulations requiring the disclosure of GHG emissions, and other climate-related information or information substantiating climate-related claims, are also increasingly being adopted or proposed at the federal and state level. For example, the SEC issued a proposed rule in March 2022 regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place strain on our personnel, systems, and resources.
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
There is considerable uncertainty surrounding regulation of the emissions of methane, which may be released during hydraulic fracturing. In addition to the EPA’s new Subpart OOOO regulations discussed above, other federal agencies have promulgated rules regulating methane. In November 2022, the U.S. Bureau of Land Management (the “BLM”) proposed new regulations to reduce the waste of natural gas during the production of oil and gas on federal and tribal lands. The proposed rule would require new and existing operators to submit waste minimization plans with all applications for permits to drill oil wells and includes a number of specific affirmative obligations that operators must take to avoid wasting oil or gas through venting, flaring, and leaks. A final rule was expected by January 2024 but has not been issued to date, and such final rule, once published, may face challenges and legal scrutiny. As a result, future implementation of methane rules by the BLM is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other GHG emissions from the oil and gas industry remains a possibility.
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
In light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators have also implemented or are considering implementing additional requirements related to seismic safety for hydraulic fracturing activities. A 2015 U.S. Geological Survey report identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. Any regulation that restricts the ability of our customers to dispose of produced waters or increases their cost of doing business could cause them to curtail operations, which in turn could decrease demand for our services and have a material adverse effect on our business.
National Environmental Policy Act
Businesses and operations of our customers that are carried out on federal lands may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the Department of the Interior (the “DOI”), to evaluate major agency actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. In July 2020, the Council on Environmental Quality revised NEPA’s implementing regulations in an effort to streamline approvals for projects. In October 2021, the Council on Environmental Quality announced its Phase 1 rule, the first of two planned rules to roll back the 2020 rule, which was finalized in April 2022. The Phase 1 final rule generally restores certain regulatory provisions that were in effect prior to the 2020 rule. In July 2023, the Council on Environmental Quality proposed a Phase 2 rule that would accelerate NEPA reviews while maintaining consideration of relevant environmental, climate change, and environmental justice effects. The final rule is expected in April 2024. To the extent that our customers’ current activities, as well as proposed plans, on federal lands require governmental permits that are subject to the requirements of NEPA, this process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.
Endangered Species Act and Migratory Bird Treaty Act
The Endangered Species Act was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. In January 2021, the DOI finalized a rule limiting application of the MBTA; however, the DOI revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the DOI’s plan to develop regulations that authorize incidental take under certain prescribed conditions. The notice of proposed rulemaking was anticipated in November 2023, with final action expected in April 2024, but the FWS instead announced in November 2023 that it had received additional technical comments that need further review. As a result, future amendments to the MBTA are uncertain. If our customers were to have areas within their business and operations designated as critical or suitable habitat for a protected species, it could decrease demand for our services and have a material adverse effect on our business. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures that may adversely impact our business or operations.

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
•global weather conditions and natural disasters, including those related to the physical effects of climate change; and
•uncertainty in capital and commodities markets and the ability of oil and natural gas producers to access capital.

A decline in oil and natural gas commodity prices may adversely affect the demand for our products and services and the rates we are able to charge.
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies, which are strongly influenced by current and expected oil and natural gas prices. Volatility or weakness in oil and natural gas commodity prices (or the perception that oil and natural gas commodity prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. Historically, oil and natural gas commodity prices have been extremely volatile. During the five years ending December 31, 2023, the posted price for West Texas Intermediate (“WTI”) oil has ranged from a low of $(36.98) per barrel in April 2020 to a high of $123.64 per barrel in March 2022, and the Henry Hub spot market price of gas has ranged from a low of $1.33 per MMBtu in September 2020 to a high of $23.86 per MMBtu in February 2021. Moreover, the theme of capital discipline for E&P operators in the energy industry has led to a disconnect between commodity prices and market activity. The average WTI price for 2023 was $77.58, an increase of 36% over the average WTI price in 2019; however, the average rig count decreased by 27% over that same period. If prices of oil and natural gas decline or our customers do not increase capex and activity levels, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
Significant factors that are likely to affect near-term commodity prices include actions of members of OPEC and other oil exporting nations, including Russia, relating to oil export prices and production levels; the effect of U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly Russia, the Middle East, South America and Africa; changes to energy and EPA policies; and overall North American natural gas supply and demand fundamentals, including the pace at which export capacity grows. For additional information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Industry Trends and Outlook” in Item 7 of Part II of this Annual Report.
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
Inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial position and operating results. Like others in our industry, we faced, and we continue to face, cost inflation with both labor and materials, which could offset any price increases for our products and services.
Increased attention to climate change and conservation measures may expose us to climate-related transition risks, including evolving climate change legislation, fuel conservation measures, technological advances, and negative shift in market perception towards the oil and natural gas industry, which could result in reduced demand for oil and natural gas.
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
In addition, the enactment of climate change-related regulations, policies, and initiatives (at the government, corporate and/or investor community levels) may in the future result in increases in our compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation). For further discussion regarding the risks posed to us by climate change-related regulations, policies, and initiatives and by negative public perception of the oil and gas industry, see the discussions below in “Negative public perception of the oil and gas industry could adversely affect our operations and our ability raise debt and equity capital” and “Existing or future laws and regulations related to GHGs and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition.”
Negative public perception of the oil and gas industry could adversely affect our operations and our ability to raise debt and equity capital.
Opposition toward the oil and natural gas industry has been growing globally and is particularly pronounced in the United States. Companies in the oil and natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations or subject to pressure from other stakeholders regarding safety, human rights, climate change and other environmental matters, sustainability, and business practices. Anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development. Any such activism against oil and natural gas exploration and development may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, and increased risk of litigation.
In addition, some parties have initiated public nuisance claims under federal or state common law against certain companies involved in the production of oil and natural gas, or claims alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Although our business is not a party to any such litigation, we could be named in actions making similar allegations, which could lead to costs and materially impact our financial condition in an adverse way.
Negative perceptions regarding our industry and reputational risks may also in the future adversely affect our ability to successfully carry out our business strategy by adversely affecting our access to capital. Certain segments of the investor community have developed negative sentiment towards investing in our industry. Parties concerned about the potential effects of climate change have directed their attention at sources of financing for energy companies, including by promoting divestment of fossil fuel equities and pressuring lenders to limit funding and insurance underwriters to limit coverage to companies engaged in the extraction of fossil fuel reserves, which has resulted in certain financial institutions, funds, and other capital providers restricting or eliminating their investment in oil and natural gas activities. In addition, some investors, including investment advisors and certain sovereign wealth funds, pension funds, university endowments, and family foundations, have stated policies to disinvest in the oil and gas sector based on their social and environmental considerations. Further, certain investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Certain other stakeholders have also pressured commercial and investment banks to stop financing oil and gas production and related infrastructure projects. Institutional lenders who provide financing to energy companies have also become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. Such developments, including environmental activism, investment policies and initiatives, and related litigation aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and gas companies, including ours. These developments may also potentially result in a reduction of available capital funding for potential development projects, impacting our future financial results.
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
At December 31, 2023, we had $300.0 million of 13.000% Senior Secured Notes due 2028 (the “2028 Notes”) outstanding, and we had $57.0 million of borrowings under the ABL Credit Facility (as defined and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report) outstanding. Subject to the restrictions in the ABL Credit Agreement (as defined and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report) and the indenture governing the 2028 Notes, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Our current or future level of indebtedness could have significant adverse consequences on our business and future prospects, including in the following ways:
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
The completion services industry is intensely competitive. We compete with major domestic and international oilfield services companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than we do.
We have experienced pricing declines in certain of our more mature proprietary product lines, primarily due to competitive conditions. Likewise, our customers may seek pricing declines more precipitously than our ability to reduce costs, leaving us unable to achieve or maintain pricing to our customers at a level sufficient to cover our costs. Furthermore, our industry has generally experienced price erosion for new technologies as additional competing products enter the market. We are continuing to work on reducing manufacturing costs of our products, as well as introducing new and differentiated technology to improve profitability; however, there can be no assurance that we will be able to do so in the future. If the amounts we are able to charge customers for our dissolvable plug products decline further or are insufficient to cover our costs, that could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
Our equipment requires capital investment in maintenance, upgrades, and refurbishment to maintain their competitiveness. For the years ended December 31, 2023 and 2022, we spent approximately $12.6 million and $13.6 million, respectively, on capital expenditures related to maintenance. Our equipment typically does not generate revenue while it is undergoing maintenance, upgrades, or refurbishment. Any maintenance, upgrade, or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects, and results of operations and may increase costs. In addition, although such projects may require material capital expenditures, there is no assurance that they will generate a positive return.

Seasonal and adverse weather conditions and the physical risks arising from climate change may have a negative impact on our business and result of operations, including by impacting operations, increasing costs, and adversely affecting demand for our products and services.
Weather can have a significant impact on demand for our services and products as consumption of energy is seasonal, and any variation from normal weather patterns or cooler or warmer summers and winters can have a significant impact on demand. In addition, adverse weather conditions, such as hurricanes, tropical storms, and severe cold weather, may interrupt or curtail our operations or our customers’ operations, cause supply disruptions, and damage our equipment and facilities, which may or may not be insured. In addition, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, extreme temperatures, and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services; cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves, which may not be fully insured; adversely impact our or our customers’ operations, workforce, supply chain or distribution chain; or potentially lead to increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. During the winter months (portions of the first and fourth quarters) and periods of heavy snow, ice, or rain, particularly in the northeastern U.S., Michigan, North Dakota, Wyoming, and western Canada, our customers may delay operations, or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. For both the years ended December 31, 2023 and 2022, we generated approximately 0.3% of our revenue from our operations in western Canada. Lastly, throughout the year heavy rains adversely affect activity levels because well locations and dirt access roads can become impassible in wet conditions.
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
Our customers are engaged in the oil and natural gas E&P business, which has been historically volatile. For the year ended December 31, 2023, our five largest customers collectively accounted for approximately 21% of total revenues. If we were to lose several key alliances over a relatively short period of time or if one of our largest customers fails to pay or delays in paying a significant amount of our outstanding receivables, we could experience an adverse impact on our business, financial condition, results of operations, cash flows, and prospects. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
We are subject to the oversight of the EPA, the DOT, the U.S. Nuclear Regulation Commission, Bureau of Alcohol, Tobacco, Firearms and Explosives, OSHA, and state regulatory agencies that regulate operations to prevent air, soil, and water pollution or to protect against the effects of ionizing radiation. The energy extraction sector is one of the sectors designated for increased enforcement by the EPA, which will continue to regulate our industry in the years to come, potentially resulting in additional regulations that could have a material adverse impact on our business, prospects, or financial condition.
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
Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition. Additionally, regulations requiring the disclosure of GHG emissions and other climate-related information are increasingly being adopted or proposed at the federal and state level. For example, the SEC issued a proposed rule in March

2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. We cannot predict the costs of implementation or any potential adverse impacts resulting from the rulemaking. However, to the extent this rulemaking is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks. We may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. See “Business – Regulatory Matters – Climate Change” for more information on existing and proposed climate change regulation.
Studies by either state or federal agencies demonstrating a correlation between earthquakes and oil and natural gas activities could result in increased regulatory and operational burdens.
In light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators have implemented or are considering implementing additional requirements related to seismic safety for hydraulic fracturing activities. A 2015 U.S. Geological Survey report identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. Any regulation that restricts the ability of our customers to dispose of produced waters or increases their cost of doing business could cause them to curtail operation, which in turn could decrease demand for our products and services and have a material adverse effect on our business.
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

The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, and limits on vehicle weight and size. For example, in December 2016, the DOT finalized minimum training standards for new drivers seeking a commercial driver’s license; in December 2017, the FMCSA mandated electronic logging devices in all interstate commercial trucks; and in June 2020, the FMCSA revised its Hours-of-Service Rule to modify break requirements for drivers and the number of hours they may drive in adverse conditions. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency, and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices, and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours, and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state, or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
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
We may become involved in dispute resolution or litigation proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution or litigation proceedings, a third-party defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate dispute resolution or litigation proceedings against us by asserting that our businesses infringe, impair, misappropriate, dilute, or otherwise violate another party’s intellectual property rights. For example, in April 2020, a third party filed a lawsuit asserting that our BreakThru Casing Flotation DeviceTM infringed its intellectual property rights, and in January 2022, a jury in the Western District of Texas, Waco Division, found in the third party’s favor. However, we intend to appeal the jury’s verdict. We may not prevail in such appeal or in any other proceedings relating to intellectual property rights, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute, or otherwise violate the intellectual property rights of others, in which case we may be required to pay damages or other compensation to the other party (which could be costly) and/or cease use of such intellectual property. Also, as a part of resolving such disputes, we may enter into licenses, cross-licenses or other agreements, which could reduce the value of our existing intellectual property rights. The results or costs of any such dispute resolution or litigation proceedings may have an adverse effect on our business, operating results, and financial condition. Any dispute resolution or litigation proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable, and could have an adverse effect on our business, regardless of its outcome.
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
Our operations are subject to cybersecurity risks that could have a material adverse effect on our results of operations and financial condition.
The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability, and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Our IT systems are subject to possible breaches and other threats that could cause us harm. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, customer or business data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cybersecurity attacks. These risks could have a material adverse effect on our business, financial condition, and results of operations and could lead to litigation or regulatory action against us.

Risks Related to Certain Significant Stockholders
Significant ownership of our common stock by certain stockholders could adversely affect our other stockholders.
SCF VII, L.P. and SCF-VII(A), L.P. (collectively, “SCF”) owned approximately 26% of our outstanding common stock as of December 31, 2023. In addition, certain of our directors are currently employed by SCF. Consequently, SCF is able to strongly influence all matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents, and approval of acquisition offers and other significant corporate transactions. In addition, another one of our stockholders beneficially owned approximately 8% of our outstanding common stock as of December 31, 2023. This concentration of ownership by a small group of stockholders will limit other stockholders’ ability to influence corporate matters, and as a result, actions may be taken that other stockholders may not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their shares of our common stock. This concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
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
Andrew L. Waite, one of our directors, is currently an officer of SCF’s ultimate general partner. In addition, Mr. Waite is a director of National Energy Reunited Corp., a corporation in which SCF owns an approximate 9% equity interest as of December 31, 2023. These positions may conflict with such individuals’ duties as one of our directors regarding business dealings and other matters between SCF and us. The resolution of these conflicts may not always be in our or our other stockholders’ best interest.
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
The delivery of our services and products requires personnel with specialized skills and experience, including personnel who can perform physically demanding work, and our success depends, in large part, upon our ability to employ and retain key employees, technical personnel, and other skilled and qualified workers. To attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain our liquidity and competitive position, our business, financial condition, or results of operations could suffer. Workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment as a result of the volatility in the oilfield service industry and the demanding nature of our work. There has been a reduction of the available skilled labor force to service the energy industry. To the extent that there is an increase in demand for our products or services, there is no assurance that the availability of skilled labor will improve. If we are unable to employ and retain skilled workers, our capacity and profitability could be diminished, and our growth potential could be impaired.
Other Material Risks
We do not intend to pay dividends on our common stock, and our debt agreements place restrictions on our ability to do so. Consequently, a stockholder’s only opportunity to achieve a return on his investment is if the price of our common stock appreciates.
We do not plan to declare dividends on shares of our common stock in the foreseeable future. Additionally, our debt agreements place restrictions on our ability to pay cash dividends. Consequently, currently, a stockholder’s only opportunity to achieve a return on his investment in us will be by selling his common stock at a price greater than the stockholder paid for it. There is no guarantee that the price of our common stock that will prevail in the market will ever exceed the price at which a stockholder purchased his shares of our common stock.

The market price of our common stock could be adversely affected by, and our stockholders may experience dilution as a result of, sales of substantial amounts of common stock in the public or private markets, including sales by the Company or other large holders.
The sale of a substantial number of shares of our common stock by the Company or a holder of a substantial number of shares of our common stock in the public markets could have a material adverse effect on the price of our common stock and dilute our stockholders. In November 2023, we entered an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Agent”). Pursuant to the Equity Distribution Agreement, we may, from time to time, sell, shares of our common stock having an aggregate offering price of up to $30.0 million through the Agent acting as the Company’s sales agent (the “ATM Program”). Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement and such parameters, the Agent may sell the shares by any method deemed to be an “at the market offering” as defined by Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the New York Stock Exchange. The Agent may also sell shares in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law, subject to our prior written consent.

In addition to any shares issued through the ATM Program, we may issue shares of our common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and growth plans or to adjust our ratio of debt-to-equity. We cannot predict the size of future issuances or sales of our common stock or the effect, if any, that future issuances and sales of shares of our common stock could have on the market price of our common stock.
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
In 2023, we derived 4.7% of our revenue from sales to customers outside of the U.S. Sales to customers in countries other than the U.S. are subject to various risks, including:
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
Our charter and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our charter or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. These exclusive forum provisions are not intended to apply to actions arising under the Exchange Act or the Securities Act. The Court of Chancery of the State of Delaware has recently held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships that were established by or under the DGCL.
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
As of December 31, 2023, we had federal and state income tax NOLs of approximately $471.8 million, which will begin to expire between 2024 and 2034. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, with respect to a corporation following its recognition of an NOL, utilization of such NOL would be subject to an annual limitation under Section 382, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382. However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change. In the case of an NOL that arose in a taxable year beginning before January 1, 2018, any unused annual limitation with respect to an NOL generally may be carried over to later years, subject to the expiration of such NOL 20 years after it arose.
The issuance of additional stock in our initial public offering in 2018, combined with ownership shifts over the rolling three-year period, resulted in an ownership change under Section 382, and we may be prevented from fully utilizing our NOLs prior to their expiration. Future changes in our stock ownership or future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Identifying, assessing, and managing cybersecurity risks is an important component of our overall enterprise risk management program. Our cybersecurity programs have been developed based on the National Institute of Standards and Technology Cybersecurity Framework and seek to protect the Company against cybersecurity risks. Among other things, these programs generally involve maturity evaluations and assessments by third parties, vulnerability scanning, employee testing and training, technical and business team-focused tabletop exercises, business continuity planning, incident response planning and data security assessments of third-party service providers as a part of vendor management.
Identified Risks
As of the date of this Annual Report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, may, among other things, cause material disruptions to our operations, which may materially affect us, including our business strategy, results of operations and/or financial condition. For more information about these risks, see the risk factor titled “Our operations are subject to cybersecurity risks that could have a material adverse effect on our results of operations and financial condition” under Item 1A of Part I of this Annual Report.
Board Oversight and Management’s Role
Our Board considers cybersecurity risk as part of its risk oversight function and has assigned oversight of cybersecurity risk management to the Audit Committee. The Audit Committee regularly receives reports from our management, including the SC (defined below) and our senior IT leadership, and third parties on cybersecurity matters. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed therein, in regular business updates.
We have established a Security Committee (the “SC”), comprised of senior departmental leadership including our Chief Financial Officer, Senior Vice President and General Counsel, Vice President – IT, Vice President – Internal Audit, and Vice President – Corporate Operations, each of whom has between 10 to 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats. The SC meets quarterly to discuss and review cybersecurity concerns that arise during the year. The SC also identifies areas that should be addressed and reviews and updates security policies, as necessary. The SC has primary management oversight responsibility for assessing and managing risks from cybersecurity threats.
Our senior IT leadership is responsible for the day-to-day management and development of appropriate cybersecurity programs, including as may be required by applicable law or regulation. Our senior IT leadership monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents as part of the cybersecurity programs described above, works closely with the SC, and reports regular updates to the Audit Committee. Our IT team is led by our Vice President – IT, who has over 12 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support, and execution.

Item 2.    Properties
The following table describes the material facilities owned or leased by us as of December 31, 2023.

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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Nine Energy Service, Inc.’s common stock is traded on the New York Stock Exchange under the symbol “NINE.”
Holders
As of March 4, 2024, we had 59 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
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
•Adjusted EBITDA: We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, and depreciation and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units (as defined and described below) offering and other refinancing activities, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on the extinguishment of debt, (vi) loss or gain on the sale of subsidiaries, (vii) restructuring charges, (viii) stock-based compensation and cash award expense, (ix) loss or gain on sale of property and equipment, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business. For additional information, see “Non-GAAP Financial Measures” below.
•Adjusted Return on Invested Capital (“Adjusted ROIC”): We define Adjusted ROIC as adjusted after-tax net operating profit (loss), divided by average total capital. We define adjusted after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities,(iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on the extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity plus the book value of debt less balance sheet cash and cash equivalents. We compute and use the average of the current and prior period-end total capital in determining Adjusted ROIC. Previously, in our SEC filings press releases and other investor materials issued prior to December 31, 2023, we referred to (a) Adjusted ROIC as ROIC and (b) adjusted after-tax net operating profit (loss) as after-tax net operating profit (loss). We have made no changes to the manner in which these measures are calculated and have only revised the titles of these measures to more clearly identify them as non-GAAP measures. For additional information, see “Non-GAAP Financial Measures” below.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, oil and natural gas prices have been extremely volatile, and commodity prices continued to be volatile in 2023, with both oil and natural gas prices significantly lower than 2022, leading to lower activity levels, particularly in the natural gas regions. The average WTI price in 2023 declined by approximately 18% versus 2022, and the average natural gas price declined by approximately 61% over that same time period. Since the end of 2022, the U.S. rig count declined by 157 rigs, or approximately 20%, through the end of 2023. With the decline in commodity prices and overall activity levels in 2023, we received pricing pressure from customers across service lines and basins, impacting both our revenue and margins.
For 2024, most public operators appear to be keeping activity and capital expenditure levels relatively flat year over year, and with where commodity prices are today, private operators are not likely to increase activity. As such, although the market can change quickly, we do not foresee any activity increases in the near-term, and thus far in 2024, we have experienced activity levels and pricing that is generally consistent with that of the last quarter of 2023.
We remain cautiously optimistic on the long-term outlook for the energy sector, and we believe there is potential upside for North American activity levels. OPEC has maintained production cuts, and public U.S. producers remaining committed to capital discipline, rather than increasing drilling, could help lessen the impact of any supply surplus. Additionally, the conflicts between Russia and Ukraine and in the Middle East provide increased uncertainty regarding global supply.
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
Results of Operations

	Year Ended December 31,
	2023	2022	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$609,526	$593,382	$16,144	3%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	490,750	457,093	33,657	7%
Adjusted gross profit	$118,776	$136,289	$(17,513)	(13)%

General and administrative expenses	$59,817	$51,653	$8,164	16%
Depreciation	29,141	26,784	2,357	9%
Amortization of intangibles	11,516	13,463	(1,947)	(14)%
Loss on revaluation of contingent liability	437	454	(17)	(4)%
Loss on sale of property and equipment	292	367	(75)	(20)%
Income from operations	17,573	43,568	(25,995)	(60)%
Non-operating expenses	49,201	28,629	20,572	72%
Income (loss) before income taxes	(31,628)	14,939	(46,567)	(312)%
Provision for income taxes	585	546	39	7%
Net income (loss)	$(32,213)	$14,393	$(46,606)	(324)%
Revenues
Revenues increased $16.1 million, or 3%, to $609.5 million in 2023; while the average U.S. rig count remained relatively flat in comparison to 2022, the overall increase in revenues was attributable to a number of factors, including increased activity and changes in product mix. More specifically, wireline revenue increased $9.6 million, or 9%, due to increased activity, as total completed wireline stages increased 4%. In addition, although completion tools stages decreased 6% in comparison to 2022, tools revenue increased $7.2 million, or 5%, due to a significant international sale made to a customer during 2023 that did not occur in 2022, as well as a change in product mix between periods. Coiled tubing revenue also increased $4.0 million, or 3%, due to increased activity, as total days worked increased by 3%. The overall increase was partially offset with a decrease in cementing revenue (including pump downs) of $4.7 million, or 2%, due to an 11% decrease in total jobs in comparison to 2022.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $33.7 million, or 7%, to $490.8 million in 2023. The increase in comparison to 2022 was primarily driven by increased activity in wireline and coiled tubing, coupled with cost inflation over all lines of service associated with both labor and materials. More specifically, the increase was due to a $16.3 million increase in employee related costs, a $13.8 million increase in materials installed and consumed while performing services, a $3.1 million increase in repairs and maintenance, and a $0.5 million increase in other costs such as vehicle expense and travel, in comparison to 2022.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $17.5 million to $118.8 million in 2023 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $8.2 million to $59.8 million in 2023. The increase was primarily due to $6.4 million in costs associated with the Units offering in 2023 that did not occur in 2022. The increase was also partially attributed to a $1.7 million increase in marketing and communication costs in comparison to 2022.
Depreciation
Depreciation expense increased $2.4 million to $29.1 million in 2023. The increase in comparison to 2022 was primarily due to an increase in capital expenditures over the last two years.
Amortization of Intangibles
Amortization of intangibles, which was primarily comprised of technology and customer relationships, decreased $1.9 million to $11.5 million in 2023. The decrease in comparison to 2022 was due to certain intangible assets being fully amortized over the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.4 million loss on the revaluation of contingent liability in 2023 compared to a $0.5 million loss in 2022. The losses for both periods were related to increases of the value of the earnout associated with our acquisition Frac Technology AS.
(Gain) Loss on Sale of Property and Equipment
We recorded a loss on sale of property and equipment of $0.3 million in 2023 compared to a loss on sale of property and equipment of $0.4 million in 2022. The $0.1 million change was primarily attributed to an increase in certain damaged equipment that was fully disposed of in 2022 in comparison to 2023.
Non-Operating Expenses (Income)
Non-operating expenses increased $20.6 million to $49.2 million in 2023. The increase in comparison to 2022 was primarily due to an increased interest rate on our senior notes (from 8.750% on the 2023 Notes (as defined and described below) to 13.000% on the 2028 Notes). The increase was also partially due to a $2.8 million gain on the extinguishment of debt related to the repurchase of our 2023 Notes in 2022 that did not recur in 2023.
Provision (Benefit) for Income Taxes
Our effective tax rate was (1.8)% for 2023 and 3.7% for 2022. Our tax provision for 2023 is primarily the result of our tax position in state and foreign tax jurisdictions.
Adjusted EBITDA
Adjusted EBITDA decreased $20.8 million to $73.0 million for 2023. The Adjusted EBITDA decrease was primarily due to the changes in revenue and expenses discussed above. See “Non-GAAP Financial Measures” below for further explanation.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies.
We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, depreciation, and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities, (iv) loss or gain on revaluation of contingent liabilities, (v) loss or gain on the extinguishment of debt, (vi) loss or gain on the sale of subsidiaries, (vii) restructuring charges, (viii) stock-based compensation and cash award expense, (ix) loss or gain on sale of property and equipment, and (x) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
Management believes Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure and helps identify underlying trends in our operations that could otherwise be distorted by the effect of impairments, acquisitions and dispositions and costs that are not reflective of the ongoing performance of our business. We exclude the items listed above from net income (loss) in arriving at this measure because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. This measure should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) or as an indicator of our operating performance. Certain items excluded from this measure are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of this measure. Our computation of this measure may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income (loss)	$(32,213)	$14,393
Interest expense	51,119	32,486
Interest income	(1,270)	(305)
Provision for income taxes	585	546
Depreciation	29,141	26,784
Amortization of intangibles	11,516	13,463
EBITDA	$58,878	$87,367
Adjusted EBITDA reconciliation:
EBITDA	$58,878	$87,367
Loss on revaluation of contingent liability (1)	437	454
Gain on extinguishment of debt	—	(2,843)
Certain refinancing costs (2)	6,396	—
Restructuring charges	2,027	3,393
Stock-based compensation and cash award expense	4,867	4,914
Loss on sale of property and equipment	292	367
Legal fees and settlements (3)	69	86
Adjusted EBITDA	$72,966	$93,738
(1)     Amounts relate to the revaluation of contingent liability associated with a 2018 acquisition. The impact is included in our Consolidated Statements of Income and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 12 – Commitments and Contingencies included Item 8 of Part II of this Annual Report.
(2)     Amounts represent fees and expenses relating to our Units offering and other refinancing activities, including cash incentive compensation to employees following the successful completion of the Units offering, that were not capitalized.
(3)     Amounts represent fees and legal settlements associated with legal proceedings brought pursuant to the FLSA and/or similar state laws.

Adjusted Return on Invested Capital
Adjusted ROIC is a non-GAAP financial measure. We define Adjusted ROIC as adjusted after-tax net operating profit (loss), divided by average total capital. We define adjusted after-tax net operating profit (loss), which is a non-GAAP financial measure, as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities, (iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on the extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute and use the average of the current and prior period-end total capital in determining Adjusted ROIC. Previously, in our SEC filings press releases and other investor materials issued prior to December 31, 2023, we referred to (a) Adjusted ROIC as ROIC and (b) adjusted after-tax net operating profit (loss) as after-tax net operating profit (loss). We have made no changes to the manner in which these measures are calculated and have only revised the titles of these measures to more clearly identify them as non-GAAP measures.
Management believes Adjusted ROIC is a meaningful measure because it quantifies how well we generate operating income relative to the capital we have invested in our business and illustrates the profitability of a business or project taking into account the capital invested. Management uses Adjusted ROIC to assist them in capital resource allocation decisions and in evaluating business performance. Although Adjusted ROIC is commonly used as a measure of capital efficiency, definitions of Adjusted ROIC differ, and our computation of Adjusted ROIC may not be comparable to other similarly titled measures of other companies.

The following table provides our calculation of Adjusted ROIC for the years ended December 31, 2023 and 2022. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income (loss)	$(32,213)	$14,393
Add back:
Interest expense	51,119	32,486
Interest income	(1,270)	(305)
Certain refinancing costs (1)	6,396	—
Restructuring charges	2,027	3,393
Gain on extinguishment of debt	—	(2,843)
Adjusted after-tax net operating income	$26,059	$47,124
Total capital as of prior period-end:
Total stockholders’ deficit	$(23,507)	$(39,267)
Total debt	341,606	337,436
Less cash and cash equivalents	(17,445)	(21,509)
Total capital as of prior period-end	$300,654	$276,660
Total capital as of period-end:
Total stockholders’ deficit	$(35,630)	$(23,507)
Total debt	359,859	341,606
Less cash and cash equivalents	(30,840)	(17,445)
Total capital as of period-end	$293,389	$300,654
Average total capital	$297,022	$288,657

ROIC	(10.8)%	5.0%
Adjusted ROIC	8.8%	16.3%
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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss).

	Year Ended December 31,
	2023	2022
	(in thousands)
Calculation of gross profit:
Revenues	$609,526	$593,382
Cost of revenues (exclusive of depreciation and amortization shown separately below)	490,750	457,093
Depreciation (related to cost of revenues)	27,101	24,909
Amortization of intangibles	11,516	13,463
Gross profit	$80,159	$97,917
Adjusted gross profit reconciliation:
Gross profit	$80,159	$97,917
Depreciation (related to cost of revenues)	27,101	24,909
Amortization of intangibles	11,516	13,463
Adjusted gross profit	$118,776	$136,289

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
In 2024, our planned capital expenditure budget, excluding possible acquisitions, is expected to be between $15.0 million to $25.0 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives.
At December 31, 2023, we had $30.8 million of cash and cash equivalents and $28.1 million of availability under the ABL Credit Facility, which resulted in a total liquidity position of $58.9 million. Our liquidity position will continue to be impacted by the semi-annual interest payments ($19.5 million based on amounts outstanding as December 31, 2023) to the holders of the 2028 Notes, which began on August 1, 2023. We believe that, based on our current forecasts, our cash on hand, together with cash flow from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
ATM Program
On November 6, 2023, we entered into the Equity Distribution Agreement with Piper Sandler & Co., as the Agent, pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $30.0 million through the Agent acting as the Company’s sales agent. The Agent will receive a commission equal to 3.0% of the gross sale price of any shares sold under the Equity Distribution Agreement.
Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the quarter ended December 31, 2023, no sales were made under the Equity Distribution Agreement.
Units Offering and 2028 Notes
On January 30, 2023, we completed our public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consisted of $1,000 principal amount of the 2028 Notes and five shares of our common stock (the “Common Stock”). We received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of our 8.750% Senior Notes due 2023 (the “2023 Notes”). Each Unit separated into its constituent securities (the 2028 Notes and the shares of our Common Stock) automatically on October 27, 2023.
On January 30, 2023, we, and certain of our subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes, which formed a part of the Units, were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes are our senior secured obligations and are guaranteed on a senior secured basis by each of our current domestic subsidiaries and will be so guaranteed by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.

On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of November 14, 2023, the Excess Cash Flow Amount was $0 and, as such, no Excess Cash Flow Offer was made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provision of the 2028 Notes Indenture at December 31, 2023.
For additional information on the Units and the 2028 Notes, see Note 9 – Debt Obligations included in Item 8 of Part II of this Annual Report.
2023 Notes
On October 25, 2018, we issued $400.0 million of 2023 Notes under an indenture, dated as of October 25, 2018 (the “2023 Notes Indenture”), by and among us, including certain of our subsidiaries, and Wells Fargo, National Association, as trustee. The 2023 Notes bore interest at annual rate of 8.750% payable on May 1 and November 1 of each year. The 2023 Notes were senior unsecured obligations and were fully and unconditionally guaranteed on a senior unsecured basis by each of our current domestic subsidiaries.
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
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants under the ABL Credit Agreement as of December 31, 2023.
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
At December 31, 2023, we had $57.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $28.1 million, net of outstanding letters of credit of $1.1 million. On February 14, 2024, we repaid approximately $5.0 million of our outstanding borrowings under the ABL Credit Facility.
Cash Flows
Our cash flows for the years ended December 31, 2023, and 2022 are presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating activities	$45,509	$16,672
Investing activities	(23,157)	(25,417)
Financing activities	(8,893)	4,849
Impact of foreign exchange rate on cash	(64)	(168)
Net change in cash and cash equivalents	$13,395	$(4,064)
Operating Activities
Net cash provided by operating activities was $45.5 million in 2023 compared to $16.7 million in net cash provided by operating activities in 2022. The $28.8 million increase in net cash provided by operating activities was primarily a result of a $64.9 million increase in cash provided by working capital, including an increase in accounts receivable from increased product and service sales between periods. The increase in net cash provided by operating activities was offset by a $36.1 million decrease in cash flow provided by operations, adjusted for any non-cash items, primarily driven by a decrease in income in comparison to 2022.
Investing Activities
Net cash used in investing activities was $23.2 million in 2023 compared to $25.4 million in net cash used in investing activities in 2022. The $2.2 million decrease was primarily due to a $4.0 million decrease in cash purchases of property and equipment, partially offset by a $1.7 million decrease in proceeds from the sale of property and equipment (including insurance), in each case, in comparison to 2022.
Financing Activities
Net cash used in financing activities was $8.9 million in 2023 compared to $4.8 million in net cash provided in 2022. The $13.7 million change was primarily attributed to the $307.3 million redemption of the 2023 Notes and $6.3 million in debt issuance costs associated with the Units offering in 2023 that did not occur in 2022. The increase in net cash used was also partly attributed to an $8.0 million increase in payments on the ABL Credit Facility and an increase of $1.3 million in payments on short-term debt, each in comparison to 2022. The overall increase in net cash used was largely offset by $279.8 million in proceeds received from the Units offering in 2023 that did not occur in 2022. The overall increase in net cash used was also partially offset by an increase of $16.0 million in proceeds received in connection with the ABL Credit Facility, a decrease of $1.1 million of payments on finance leases, and a decrease of $0.8 million in the vesting of restricted stock, each in comparison to 2022, as well as $10.1 million of purchases of the 2023 Notes and $1.1 million of payments of the Magnum Promissory Notes (as defined in Note 9 – Debt Obligations) in 2022 that did not recur in 2023.
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
Fair value of the stock-based compensation for all of the performance share units as well as the fair value of the performance cash awards was measured using a Monte Carlo simulation model.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nine Energy Service, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nine Energy Service, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income (loss), of stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue is derived from the sale of products and services which are sold directly to customers or are consumed by customers on their well sites. For product sales, the Company typically recognizes revenue when it meets its performance obligation upon the shipment of the products from its facilities to its customer. The Company recognizes service revenue over the time the service is performed as the customer consumes and benefits from the use of the Company’s products and services for well service. The Company recognized total revenues of $609.5 million for the year ended December 31, 2023.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue upon shipment of the product or completion of the service. These procedures also included, among others, (i) evaluating revenue transactions, on a sample basis, by (a) testing the issuance and settlement of invoices and credit memos; (b) tracing transactions not settled to a detailed listing of accounts receivable; (c) testing revenue transactions recorded but not yet invoiced by obtaining and inspecting proof of service; and (d) testing transactions recorded near period end to evaluate whether they were recorded in the appropriate period; (ii) testing, on a sample basis, outstanding customer invoice balances at year end by obtaining and inspecting source documents, including invoices, proof of service, and subsequent cash receipts, where applicable; and (iii) evaluating terms and conditions within master service agreements, on a sample basis.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 7, 2024
We have served as the Company’s auditor since 2011.

NINE ENERGY SERVICE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$30,840	$17,445
Accounts receivable, net	88,449	105,277
Income taxes receivable	490	741
Inventories, net	54,486	62,045
Prepaid expenses and other current assets	9,368	11,217
Total current assets	183,633	196,725
Property and equipment, net	82,366	89,717
Operating lease right of use assets, net	42,056	36,336
Finance lease right of use assets, net	51	547
Intangible assets, net	90,429	101,945
Other long-term assets	3,449	1,564
Total assets	$401,984	$426,834
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$33,379	$42,211
Accrued expenses	36,171	28,391
Current portion of long-term debt	2,859	2,267
Current portion of operating lease obligations	10,314	7,956
Current portion of finance lease obligations	31	178
Total current liabilities	82,754	81,003
Long-term liabilities
Long-term debt	320,520	338,031
Long-term operating lease obligations	32,594	29,370
Other long-term liabilities	1,746	1,937
Total liabilities	437,614	450,341
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 35,324,861 and 33,221,266 shares issued and outstanding at December 31, 2023 and 2022 respectively)	353	332
Additional paid-in capital	795,106	775,006
Accumulated other comprehensive loss	(4,859)	(4,828)
Accumulated deficit	(826,230)	(794,017)
Total stockholders’ equity (deficit)	(35,630)	(23,507)
Total liabilities and stockholders’ equity (deficit)	$401,984	$426,834
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues
Service	$464,233	$455,364
Product	145,293	138,018
	609,526	593,382
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	379,365	350,733
Product	111,385	106,360
General and administrative expenses	59,817	51,653
Depreciation	29,141	26,784
Amortization of intangibles	11,516	13,463
Loss on revaluation of contingent liability	437	454
Loss on sale of property and equipment	292	367
Income from operations	17,573	43,568
Interest expense	51,119	32,486
Interest income	(1,270)	(305)
Gain on extinguishment of debt	—	(2,843)
Other income	(648)	(709)
Income (loss) before income taxes	(31,628)	14,939
Provision for income taxes	585	546
Net income (loss)	$(32,213)	$14,393
Earnings (loss) per share
Basic	$(0.97)	$0.47
Diluted	$(0.97)	$0.45
Weighted average shares outstanding
Basic	33,282,234	30,930,890
Diluted	33,282,234	32,251,398
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(31)	$(293)
Total other comprehensive loss, net of tax	(31)	(293)
Total comprehensive income (loss)	$(32,244)	$14,100
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Capital	Income (Loss)	Deficit)	(Deficit)
Stockholders’ equity (deficit) as of December 31, 2021	32,826,325	$328	$773,350	$(4,535)	$(808,410)	$(39,267)
Issuance of common stock under stock compensation plan, net of forfeitures	623,328	7	(7)	—	—	—
Stock-based compensation expense	—	—	2,440	—	—	2,440
Vesting of restricted stock and stock units	(228,387)	(3)	(777)	—	—	(780)
Other comprehensive loss	—	—	—	(293)	—	(293)
Net income	—	—	—	—	14,393	14,393
Stockholders’ equity (deficit) as of December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the 2028 Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	603,078	6	(6)	—	—	—
Stock-based compensation expense	—	—	2,169	—	—	2,169
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(32,213)	(32,213)
Stockholders’ equity (deficit) as of December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(32,213)	$14,393
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	29,141	26,784
Amortization of intangibles	11,516	13,463
Amortization of operating leases	12,524	8,670
Amortization of deferred financing costs	7,413	2,545
Provision for (recovery of) doubtful accounts	333	(166)
Provision for inventory obsolescence	2,320	2,966
Stock-based compensation expense	2,169	2,440
Gain on extinguishment of debt	—	(2,843)
Loss on sale of property and equipment	292	367
Loss on revaluation of contingent liability	437	454
Abandonment of in-process research and development	—	1,000
Changes in operating assets and liabilities
Accounts receivable, net	16,489	(41,114)
Inventories, net	5,219	(22,968)
Prepaid expenses and other current assets	1,148	(818)
Accounts payable and accrued expenses	1,058	19,476
Income taxes receivable/payable	252	655
Operating lease obligations	(12,344)	(8,698)
Other assets and liabilities	(245)	66
Net cash provided by operating activities	45,509	16,672
Cash flows from investing activities
Proceeds from sales of property and equipment	606	2,959
Proceeds from property and equipment casualty losses	840	175
Purchases of property and equipment	(24,603)	(28,551)
Net cash used in investing activities	(23,157)	(25,417)
Cash flows from financing activities
Proceeds from Units offering, net of discount	279,750	—
Redemption of 2023 Notes	(307,339)	—
Cost of debt issuance	(6,290)	—
Proceeds from ABL Credit Facility	40,000	24,000
Payments on ABL Credit Facility	(15,000)	(7,000)
Purchases of 2023 Notes	—	(10,081)
Payments on Magnum Promissory Notes	—	(1,125)
Proceeds from short-term debt	4,733	4,086
Payments of short-term debt	(4,141)	(2,787)
Payments on finance leases	(217)	(1,269)
Payments of contingent liability	(387)	(195)
Vesting of restricted stock and stock units	(2)	(780)
Net cash provided by (used in) financing activities	(8,893)	4,849

	Year Ended December 31,
	2023	2022
Impact of foreign currency exchange on cash	(64)	(168)
Net increase (decrease) in cash and cash equivalents	13,395	(4,064)
Cash and cash equivalents
Cash and cash equivalents at beginning of period	17,445	21,509
Cash and cash equivalents at end of period	$30,840	$17,445

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,431	$29,708
Cash paid (refunded) for income taxes	$563	$(116)
Supplemental schedule of non-cash activities:
Capital expenditures in accounts payable and accrued expenses	$1,107	$3,443
Receivable from property and equipment sale (including insurance)	$—	$701
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
The Company’s chief operating decision maker (the “CODM”), which is its Chief Executive Officer, and its board of directors allocate resources and assess performance based on financial information presented at a consolidated level. Accordingly, the Company determined that it operates as one reportable segment, known as Completion Solutions.
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Following an extreme decline in activity levels and pricing in 2020, the Company has been focused on strategically implementing price increases and gaining market share. In 2022, oil and natural gas prices improved, and activity levels increased, compared to 2021, resulting in higher demand for the Company’s products and services, and the Company implemented price increases in most service lines. In 2023, commodity prices were significantly lower compared to 2022, resulting in the rig count declining by over 157 rigs since the end of 2022. Going forward, the Company’s earnings will be affected by its customers’ activity plans (which are strongly influenced by commodity prices), the Company’s ability to maintain current pricing levels, the impact of wage and labor inflation, and labor shortage and supply chain constraints.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022, include the accounts of Nine and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to presenting “Operating lease obligations” as a separate line item in the Company’s Consolidated Statements of Cash Flows as well as presenting “Canada and other” separately in Note 3 – Revenues.
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification Topic 606 (“ASC 606”) when products are received by a customer’s domestic common carrier at the Company’s facility or, for international sales, when the product is shipped to the customer’s exporter. The Company believes this recognition policy reflects the point at which the customer obtains control of the product as required by ASC 606.
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
The Company’s revenue is derived from the sale of products and services which are sold directly to customers or are consumed by customers on their well sites. For product sales, the Company typically recognizes revenue when it meets its performance obligation upon the shipment of the products from its facilities to its customer. The Company recognizes service revenue over the time the service is performed as the customer consumes and benefits from the use of the Company’s products and services for well service. Service revenues represent revenue recognized over time, as the Company’s customer arrangements typically provide agreed upon hourly or daily fixed-rates, and the Company recognizes service revenue based upon the number of hours or days services have been performed.
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
For information regarding the Company’s revenue, see Note 3 – Revenues.
Leases
The Company determines if an arrangement is a lease at its inception. To the extent an arrangement represents a lease, the Company classifies that lease as an operating lease or a finance lease under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and its related ASUs (“ASC 842”).

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
Operating leases are included in “Operating lease right of use assets, net,” “Current portion of operating lease obligations,” and “Long-term operating lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022. Lease expense for operating leases is recognized on a straight-line basis over the lease term for 2023 and 2022.
Finance leases are included in the line items “Finance lease right of use assets, net,” “Current portion of finance lease obligations,” and “Long-term finance lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022.
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
Accounts Receivable
The Company extends credit to customers in the normal course of business. Accounts receivable are carried at their estimated collectible amount. Trade credit is generally extended on a short-term basis; thus, receivables do not bear interest, although a finance charge may be applied to amounts past due. The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. Such allowances are based upon several factors including, but not limited to, credit approval practices and industry and customer historical experience, as well as the current and projected financial condition of the specific customer. Accounts receivable outstanding longer than contractual terms are considered past due. The Company writes off accounts receivable to the allowance for doubtful accounts when they become uncollectible. Any payments subsequently received on receivables previously written off are credited to bad debt expense.
The Company had $88.4 million and $105.3 million of “Accounts receivable, net” at December 31, 2023 and 2022, respectively. The Company maintains an allowance for doubtful accounts based on the expected collectability of accounts receivable, which is included in “Accounts receivable, net” on the Company’s Consolidated Balance Sheets. The Company had an allowance for doubtful accounts of $0.6 million and $0.2 million at December 31, 2023 and 2022, respectively. Bad debt expense was $0.3 million for the year ended December 31, 2023, and bad debt expense recovery was $0.2 million for the year ended December 31, 2022.
Concentration of Credit Risk
The Company derives a significant portion of its revenues from companies in the exploration and production (“E&P”) industry, and its customer base includes a broad range of integrated and independent domestic E&P companies and international E&P companies operating in the markets that the Company serves. While current energy prices are important contributors to positive cash flow for the customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development, and production activity as well as the entire health of the oil and natural gas industry and can therefore negatively impact spending by the Company’s customers. No customer accounted for more than 10% of the revenues for the years ended December 31, 2023 and 2022.
Concentration of Supplier Risk
Purchases during the years ended December 31, 2023 and 2022 did not include purchases from any supplier that individually represented more than 10% of total operating purchases.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, taking into effect, if any, the exercise of potentially dilutive stock options assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented as well as potentially dilutive restricted stock, restricted stock units, and performance stock units. There was no dilutive effect for the year ended December 31, 2023 as the Company was in a net loss position. For additional information on earnings (loss) per share, see Note 14 – Earnings (Loss) Per Share.
Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the current incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 was effective for Securities and Exchange Commission filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company at the time of adoption, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 in the first quarter of 2023 did not have a material impact on the Company’s consolidated financial statements included in this Annual Report on Form 10-K.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant segment expenses provided to the CODM and included in reported measures of segment profit and loss. The guidance requires interim and annual disclosures about a reportable segment’s profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.
3. Revenues
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Disaggregation of Revenues
Disaggregated revenue for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cement	$224,761	$229,409
Tools	145,293	138,018
Coiled tubing	122,554	118,603
Wireline	116,918	107,352
Total revenues	$609,526	$593,382
Revenue by country for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
United States	$602,343	98.8%	$587,873	99.1%
Canada and other	7,183	1.2%	5,509	0.9%
	$609,526	100.0%	$593,382	100.0%
Performance Obligations
At December 31, 2023 and December 31, 2022, the amount of remaining performance obligations was not material.
Contract Balances
At December 31, 2023 and December 31, 2022, contract assets and contract liabilities were not material.
4. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $6.2 million and $6.7 million at December 31, 2023 and 2022, respectively.

Inventories, net as of December 31, 2023 and 2022 were comprised of the following:

	December 31,
	2023	2022
	(in thousands)
Raw materials	$31,235	$39,249
Work in progress	542	161
Finished goods	28,867	29,345
Inventories	60,644	68,755
Reserve for obsolescence	(6,158)	(6,710)
Inventories, net	$54,486	$62,045
5. Property and Equipment
Property and equipment amounts as of December 31, 2023 and 2022 were as follows:

		December 31,
	Estimated Useful Lives	2023	2022
		(in thousands)
Operating equipment	1 to 12 years	$318,553	$321,315
Autos and trucks	1 to 7 years	3,392	4,140
Furniture, fixtures, and equipment	2 to 12 years	2,469	3,843
Shop equipment	3 to 15 years	14,220	14,552
Buildings	7 to 39 years	5,690	4,599
Leasehold improvements	3 to 11 years	2,279	2,017
Land	indefinite	1,561	1,348
		348,164	351,814
Less: Accumulated depreciation		(265,798)	(262,097)
Property and equipment, net		$82,366	$89,717
Depreciation expense was $29.1 million and $26.8 million for the years ended December 31, 2023 and 2022, respectively.
Capital expenditures for years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Completion Solutions	$22,337	$32,162
Corporate	—	105
	$22,337	$32,267
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
Additional Information
The following table summarizes the components of the Company’s lease expense recognized for the years ended December 31, 2023 and 2022, excluding variable lease and prepaid rent costs:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease expense
Operating lease right of use assets	$12,524	$8,670
Operating lease non right of use assets	6,810	7,697
Total operating lease expense	$19,334	$16,367

Finance lease expense
Depreciation of right of use assets	$89	$385
Interest on lease obligations	69	199
Total finance lease expense	$158	$584
Operating lease expense is included in the line items “Cost of revenues” and “General and administrative expenses” in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022.

Supplemental information related to leases was as follows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Operating leases
Weighted average remaining lease term	4.3	5.3
Weighted average discount rate	5.8%	5.0%

Finance leases
Weighted average remaining lease term	0.7	0.4
Weighted average discount rate	25.1%	21.7%
Supplemental balance sheet information related to leases was as follows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Operating lease right of use assets
Operating lease right of use assets, gross	$65,026	$52,947
Less: Accumulated amortization	(22,970)	(16,611)
Operating lease right of use assets, net	$42,056	$36,336

Operating lease obligations
Current portion of operating lease obligations	$10,314	$7,956
Long-term operating lease obligations	32,594	29,370
Total operating lease obligations	$42,908	$37,326

Finance lease right of use assets
Finance lease right of use assets, gross	$70	$1,057
Less: Accumulated depreciation	(19)	(510)
Finance lease right of use assets, net	$51	$547

Finance lease obligations
Current portion of finance lease obligations	$31	$178
Long-term finance lease obligations	—	—
Total finance lease obligations	$31	$178

Future annual minimum lease payments as of December 31, 2023 were as follows:

	Operating Lease Right of Use Obligations	Finance Leases	Total
	(in thousands)
2024	$12,470	$46	$12,516
2025	11,571	—	11,571
2026	9,998	—	9,998
2027	7,169	—	7,169
2028	5,588	—	5,588
Thereafter	1,567	—	1,567
Total lease payments	$48,363	$46	$48,409
Less: present value discount	(5,455)	(15)	(5,470)
Present value of lease obligations	$42,908	$31	$42,939
Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$12,344	$8,698
Operating cash flows from finance leases	$89	$385
Financing cash flows from finance leases	$217	$1,269

Right of use assets obtained in exchange for lease obligations:
Operating leases	$15,955	$8,356
Finance leases	$70	$336
7. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(52,622)	$10,648	3.8
Non-compete agreements	6,500	(6,500)	—	0.0
Technology	125,110	(45,329)	79,781	9.7
Total	$194,880	$(104,451)	$90,429

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(49,845)	$13,425	4.8
Non-compete agreements	6,500	(6,166)	334	0.8
Technology	125,110	(36,924)	88,186	10.7
Total	$194,880	$(92,935)	$101,945
The Company abandoned its “E-Set” tools business and related $1.0 million in-process research and development indefinite-lived intangible asset in the fourth quarter of 2022.
Amortization of Intangibles
Amortization of intangibles was $11.5 million and $13.5 million for the years ended December 31, 2023 and 2022, respectively.
Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2024	$11,183
2025	11,183
2026	11,082
2027	10,315
2028	8,000
Thereafter	38,666
$90,429
8. Accrued Expenses
Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued interest	$17,216	$5,012
Accrued compensation and benefits	9,784	10,283
Accrued bonus	1,169	3,979
Accrued legal fees and settlements	68	145
Other accrued expenses	7,934	8,972
Accrued expenses	$36,171	$28,391

9. Debt Obligations
The Company’s debt obligations as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(in thousands)
2028 Notes	$300,000	$—
2023 Notes (1)	—	307,339
ABL Credit Facility (1)	57,000	32,000
Other short-term debt (2)	2,859	2,267
Total debt before deferred financing costs	$359,859	$341,606
Deferred financing costs	(36,480)	(1,308)
Total debt	$323,379	$340,298
Less: Current portion of long-term debt	(2,859)	(2,267)
Long-term debt	$320,520	$338,031
(1)    Subsequent to December 31, 2022, the Company redeemed all of the outstanding 2023 Notes and extended the maturity date of the ABL Credit Facility from October 25, 2023 to January 29, 2027. As such, these obligations are classified as long-term on the Company’s Consolidated Balance Sheet at December 31, 2022. Refer to further disclosure within this footnote for additional information.
(2)    The weighted average interest rate of short-term debt outstanding at December 31, 2023 and 2022, respectively, was 8.2% and 6.0%.
Units Offering and 2028 Notes
Units
On January 30, 2023, the Company completed its public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consisted of $1,000 principal amount of the Company’s 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of common stock (the “Common Stock”) of the Company. The Company received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of the 2023 Notes (as defined and described below). These proceeds were allocated to the 2028 Notes and the Common Stock based on their relative fair value at the time of issuance.
Each Unit separated into its constituent securities (the 2028 Notes and shares of Common Stock) automatically on October 27, 2023. A holder of Units could have elected to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder.
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $36.5 million at December 31, 2023.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with the provision of the 2028 Notes Indenture at December 31, 2023.
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
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants under the ABL Credit Agreement as of December 31, 2023.

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
At December 31, 2023, the Company had $57.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $28.1 million, net of outstanding letters of credit of $1.1 million. On February 14, 2024, the Company repaid approximately $5.0 million of its outstanding borrowings under the ABL Credit Facility.
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
Other Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $2.9 million and $2.3 million at December 31, 2023 and 2022, respectively.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
	(in thousands)
2028 Notes	$264,750	$—
2023 Notes	$—	$300,700
ABL Credit Facility	$57,000	$32,000
Other short-term debt	$2,859	$2,267
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
During the year ended December 31, 2022, the Company did not match employee contributions.
Effective January 1, 2023, employee contributions were matched by the Company at 100% of the first 3% and 50% of the remaining up to 5% of the participant’s eligible compensation.

Contributions
For the year ended December 31, 2023, the Company made employer contributions of $2.0 million under the Nine Plan.
For the year ended December 31, 2022, the Company made no employer contributions under the Nine Plan.
11. Stock-based Compensation
Stock Options
Information about stock option activity during the years ended December 31, 2023 and 2022 was as follows:

2023 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	587,506	$33.80	3.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(52,015)	26.50	—	—
Total outstanding	535,491	$34.51	2.2	$—
Options exercisable	535,491	$34.51	2.2	$—

2022 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	610,410	$33.52	3.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(22,904)	26.28	—	—
Total outstanding	587,506	$33.80	3.0	$—
Options exercisable	587,506	$33.80	3.0	$—
The intrinsic value at December 31, 2023 and 2022 is the amount by which the fair value of the underlying share exceeds the exercise price of an option as of December 31, 2023 and 2022, respectively.
The Company granted no options in 2023 and 2022.
There was no compensation expense recorded for the years ended December 31, 2023 and 2022. As of December 31, 2023, there is no remaining compensation expense related to options for the Company to expense. Future stock option grants will result in additional compensation expense.

Restricted Stock and Restricted Stock Units
Information about restricted stock and restricted stock unit activity during the years ended December 31, 2023 and 2022 was as follows:

2023 Activity	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,934,556	$2.12
Granted	662,845	3.51
Vested	(1,063,090)	1.85
Forfeited	(59,767)	2.63
Nonvested at December 31, 2023	1,474,544	$2.92

2022 Activity	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	2,379,320	$2.83
Granted	651,250	2.80
Vested	(1,068,092)	4.13
Forfeited	(27,922)	2.02
Nonvested at December 31, 2022	1,934,556	$2.12
The total amount of compensation expense related to the restricted stock and restricted stock units recorded was approximately $2.2 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company expects to record compensation expense related to restricted stock and restricted stock units of approximately $3.0 million over the remaining term of approximately 1.8 years. Future restricted stock and restricted stock unit grants would result in additional compensation expense.
Performance Cash Awards
In May 2022 and May 2023, the Company granted performance cash awards (the “PCAs”) that vest based upon the Company’s achievement of certain criteria related to its relative total shareholder return (“TSR”) in comparison to TSR of members of its peer group (the “Peer Group”), as defined by the PCA grant. These awards, which the Company granted at a target achievement amount, are subject to three individual year-long performance periods (the “Performance Periods”), and payment related to each Performance Period can range from 0% to 200% of the target amount for that Performance Period.
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
Under the relevant liability accounting, the Level 3 fair values for each tranche of the PCAs are remeasured at the end of each reporting period and was $2.0 million and $3.4 million at December 31, 2023 and 2022, respectively.
The following information is related to the Company’s May 2023 grant of PCAs at December 31, 2023.

December 31, 2023
Volatility for remeasurement	118.62%
Risk-free rate	4.11%

The following information is related to the Company’s May 2022 grant of PCAs at December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Volatility for remeasurement	98.16%	123.82%
Risk-free rate	4.55%	4.30%
Expense related to performance cash was $1.3 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $1.1 million of remaining compensation expense related to performance cash for the Company to expense. Future PCA grants will result in additional compensation expense.
12. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. As of both December 31, 2023 and 2022, the Company recorded a $0.1 million accrual for liabilities related to legal matters, which is included under the caption “Accrued expenses” in its Consolidated Balance Sheets.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.6 million and $1.2 million at December 31, 2023 and 2022, respectively, and is included under the caption “Accrued expenses” on the Company’s Consolidated Balance Sheets.
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

The Company’s contingent liability (Level 3) for the years ended December 31, 2023 and 2022 was as follows:

Frac Tech
(in thousands)
Balance at December 31, 2021	$910
Payments	(195)
Revaluation adjustments	454
Balance at December 31, 2022	$1,169
Payments	(387)
Revaluation adjustments	437
Balance at December 31, 2023	$1,219
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 4.5% to 5.7%), and a credit-adjusted rate (ranging from 11.5% to 11.6%). Contingent liabilities include $0.8 million and $0.4 million reported in “Accrued expenses” at December 31, 2023 and 2022, respectively, and $0.4 million and $0.8 million reported in “Other long-term liabilities” at December 31, 2023 and 2022, respectively, in the Company’s Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).
13. Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current
U.S. federal	$—	$—
U.S. state	502	510
Foreign	83	36
Total current provision	$585	$546
Deferred
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—
Total deferred provision (benefit)	—	—
Total provision for income taxes	$585	$546

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 differed from the provision (benefit) calculated using the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Tax provision (benefit) at statutory rate	$(6,642)	$3,137
Foreign rate differential	(7)	(16)
State income taxes, net of federal benefit	397	403
Nondeductible expenses	2,137	912
Valuation allowance	5,158	(5,823)
Non-cash compensation	(515)	1,879
Other	57	54
Total provision for income taxes	$585	$546
The tax effects of the cumulative temporary differences resulting in the net deferred tax asset (liabilities) at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred income tax assets:
Inventories	$1,931	$2,298
Goodwill and intangible assets	67,860	75,617
Deferred tax benefit from net losses	85,708	79,914
Stock-based compensation and cash award expense	2,260	2,524
Tax credit carryforwards	660	655
Accrued expenses	872	678
Interest carryover	20,814	13,860
Lease liability	9,757	8,441
Other	489	163
Total deferred income tax assets	190,351	184,150
Less: Valuation allowance	(168,034)	(162,888)
Net deferred income tax assets	$22,317	$21,262
Deferred income tax liabilities:
Property and equipment	$(12,745)	$(12,974)
ROU asset	(9,572)	(8,288)
Total deferred income tax liabilities	(22,317)	(21,262)
Net deferred income tax asset (liability)	$—	$—
As of December 31, 2023, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $471.8 million. The federal NOLs related to tax years 2017 and prior can be used for a 20-year period and, if unused, will begin to expire in 2034. The state NOLs can be used from 7 to 20 years and vary by state. A small portion of state NOLs expired in 2023.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of its NOL and tax credit carryforwards. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to recent operating results, the Company continues to be in a three-year cumulative loss position for the year ended December 31, 2023. According to ASC 740, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. As a result, the Company continues to record a valuation allowance against its U.S. domestic and Canadian deferred tax assets. The 2023 results include an increase in the Company’s valuation allowance of approximately $5.1 million. If the Company is able to generate sufficient taxable income in the future, and it becomes more likely than not that the Company will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, the allowance will be released resulting in a tax benefit.
The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2020. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.
The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

2023
(in thousands)
Balance at January 1,	$779
Change in prior year tax positions	(235)
Change in current year tax positions	—
Cash settlements with taxing authorities	—
Lapse of statute of limitations	—
Balance at December 31,	$544
The total amount of unrecognized tax benefits at December 31, 2023 was $0.5 million. The total balance of unrecognized tax benefit would impact the Company’s future effective income tax rate if recognized. During 2023, the Company released approximately $0.2 million of the unrecognized tax benefit due to a decrease in federal refund expected from a prior year. The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in its Consolidated Statements of Income and Comprehensive Income (Loss). As of December 31, 2023, no interest and penalties have been accrued.
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
Basic and diluted earnings (loss) per share of Common Stock was computed as follows:

	Year Ended December 31, 2023
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(32,213)	33,282,234	$(0.97)
Unvested restricted stock and stock units	—	—	—
Diluted	$(32,213)	33,282,234	$(0.97)

	Year Ended December 31, 2022
	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except for share and per share amounts)
Basic	$14,393	30,930,890	$0.47
Unvested restricted stock and stock units	—	1,320,508	—
Diluted	$14,393	32,251,398	$0.45

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for 2023 because there is a net loss for the period, and their inclusion would be anti-dilutive. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the period in which the Company experienced a net loss was as follows:

2023
Year ended December 31,	1,113,033
15. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $1.3 million for both the years ended December 31, 2023 and 2022. The Company also purchased $2.9 million and $2.6 million of products and services for the years ended December 31, 2023 and 2022, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to these entities of $0.2 million and $0.1 million at December 31, 2023 and 2022, respectively.
In addition, the Company completed leasing office space in Corpus Christi, Texas at the end of 2023 and previously leased office space in Midland, Texas from an entity (the “Leasing Entity”) affiliated with Warren Lynn Frazier, a beneficial owner of more than 5% of the Common Stock. From the third quarter of 2020 through mid-2022, another entity affiliated with Mr. Frazier sub-leased a portion of such space in Corpus Christi, Texas from the Company. Total rental expense associated with these office spaces, net of sub-leasing income, was $1.2 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. There were no net outstanding payables due to the Leasing Entity at December 31, 2023 and $0.1 million of net outstanding payables at December 31, 2022. Additionally, on June 30, 2020, the Company issued the Magnum Promissory Notes to the sellers of Magnum, including Mr. Frazier. At December 31, 2023, there was no outstanding principal balance payable to Mr. Frazier as the balance payable to Mr. Frazier of $1.1 million at December 31, 2021 was paid during 2022. For additional information regarding the Magnum Promissory Notes, see Note 9 – Debt Obligations.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $1.5 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. Total outstanding receivables due to the Company from NESR were $0.4 million and $0.2 million at December 31, 2023 and 2022, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $3.0 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively. There were outstanding receivables due from Devon of $0.7 million and $0.5 million at December 31, 2023 and 2022, respectively.
16. Other Supplemental Information
Total Assets by Segment
Total assets by segment as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(in thousands)
Completion Solutions	$359,205	$399,546
Corporate	42,779	27,288
	$401,984	$426,834

Long-lived Assets by Country
Long-lived assets (defined as property and equipment and definite-lived intangible assets) by country as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(in thousands)
United States	$171,453	$189,962
Canada and other	1,342	1,700
	$172,795	$191,662
ATM Program
On November 6, 2023, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Agent”). Pursuant to the Equity Distribution Agreement, the Company may, from time to time, sell shares of Common Stock having an aggregate offering price of up to $30.0 million through the Agent acting as the Company’s sales agent. The Agent will receive a commission equal to 3.0% of the gross sale price of any shares sold under the Equity Distribution Agreement. Under the Equity Distribution Agreement, the Company will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the quarter ended December 31, 2023, no sales were made under the Equity Distribution Agreement.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment using the criteria established by COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report and which is included in Item 8 of Part II of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this Item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required in response to this Item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required in response to this Item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

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

4.6	Description of Common Stock (Incorporated by reference to Exhibit 4.7 of Nine Energy Service, Inc.’s Annual Report on Form 10-K filed on March 10, 2020).

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

10.6+	Second Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 8, 2023).

10.7+
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

10.11+
Form of Nine Energy Service, Inc. Performance Share Unit Grant Notice and Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2019).

10.12+
Form of Nine Energy Service, Inc. Cash Award Grant Notice and Form of Cash Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.13+
Form of Nine Energy Service, Inc. Performance-Based Cash Award Grant Notice and Form of Performance-Based Cash Award Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.14+
Amended and Restated Employment Agreement, dated August 28, 2018, by and between Nine Energy Service, LLC and Ann G. Fox (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on August 30, 2018).

10.15+
Employment Agreement between Guy Sirkes and Nine Energy Service, LLC, dated as of March 31, 2020 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 31, 2020).

10.16+
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

21.1*	List of Subsidiaries of Nine Energy Service, Inc.

22.1*	List of Subsidiary Guarantors and Affiliates Whose Securities Collateralize Securities of Nine Energy Service, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97.1*	Nine Energy Service, Inc. Clawback Policy.

101*	Interactive Data Files.
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
Ann G. Fox
President and Chief Executive Officer
Date: March 7, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2024.

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