Form 10-Q
period 2024-03-31
Nine Energy Service, Inc.
filed 2024-05-07
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 2, 2024 was 35,324,861.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including those regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.
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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2023. These factors, some of which are beyond our control, include the following:
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
•We may be adversely affected by disputes regarding intellectual property rights.
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
•Increased attention to climate change and conservation measures may reduce demand for oil and natural gas and therefore our products and services and may increase our operating costs. Also, negative public perception of the oil and gas industry may adversely affect our ability to raise debt and equity capital, and increased activism against oil and natural gas exploration and development activities may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, and increased risk of litigation. Increased scrutiny of sustainability matters could also have an adverse effect on our business.
•Seasonal and adverse weather conditions and the physical risks arising from climate change may have a negative impact on our business and result of operations, including by impacting operations, increasing costs, and adversely affecting demand for our products and services.
Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.
These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$10,237	$30,840
Accounts receivable, net	90,968	88,449
Income taxes receivable	344	490
Inventories, net	56,340	54,486
Prepaid expenses and other current assets	9,798	9,368
Total current assets	167,687	183,633
Property and equipment, net	81,232	82,366
Operating lease right of use assets, net	40,600	42,056
Finance lease right of use assets, net	31	51
Intangible assets, net	87,633	90,429
Other long-term assets	3,227	3,449
Total assets	$380,410	$401,984
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$38,828	$33,379
Accrued expenses	22,804	36,171
Current portion of long-term debt	1,805	2,859
Current portion of operating lease obligations	10,396	10,314
Current portion of finance lease obligations	21	31
Total current liabilities	73,854	82,754
Long-term liabilities
Long-term debt	317,100	320,520
Long-term operating lease obligations	30,903	32,594
Other long-term liabilities	1,867	1,746
Total liabilities	423,724	437,614
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 35,324,861 shares issued and outstanding at both March 31, 2024 and December 31, 2023)	353	353
Additional paid-in capital	795,687	795,106
Accumulated other comprehensive loss	(5,069)	(4,859)
Accumulated deficit	(834,285)	(826,230)
Total stockholders’ equity (deficit)	(43,314)	(35,630)
Total liabilities and stockholders’ equity (deficit)	$380,410	$401,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Service	$106,893	$125,620
Product	35,227	37,788
	142,120	163,408
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	90,090	98,167
Product	25,916	28,951
General and administrative expenses	12,265	19,714
Depreciation	6,734	7,420
Amortization of intangibles	2,796	2,896
Gain on revaluation of contingent liability	(74)	(292)
Gain on sale of property and equipment	(26)	(330)
Income from operations	4,419	6,882
Interest expense	12,792	12,454
Interest income	(310)	(185)
Other income	(162)	(162)
Loss before income taxes	(7,901)	(5,225)
Provision for income taxes	154	884
Net loss	$(8,055)	$(6,109)
Loss per share
Basic	$(0.24)	$(0.19)
Diluted	$(0.24)	$(0.19)
Weighted average shares outstanding
Basic	33,850,317	32,304,361
Diluted	33,850,317	32,304,361
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(210)	$(168)
Total other comprehensive loss, net of tax	(210)	(168)
Total comprehensive loss	$(8,265)	$(6,277)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Stock-based compensation expense	—	—	581	—	—	581
Other comprehensive loss	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(8,055)	(8,055)
Balance, March 31, 2024	35,324,861	$353	$795,687	$(5,069)	$(834,285)	$(43,314)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	(514)	—	—	—	—	—
Stock-based compensation expense	—	—	489	—	—	489
Other comprehensive loss	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	(6,109)	(6,109)
Balance, March 31, 2023	34,720,752	$347	$793,434	$(4,996)	$(800,126)	$(11,341)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(8,055)	$(6,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	6,734	7,420
Amortization of intangibles	2,796	2,896
Amortization of operating leases	3,294	2,596
Amortization of deferred financing costs	1,795	2,408
Provision for (recovery of) doubtful accounts	(1)	175
Provision for inventory obsolescence	220	319
Stock-based compensation expense	581	489
Gain on sale of property and equipment	(26)	(330)
Gain on revaluation of contingent liability	(74)	(292)
Changes in operating assets and liabilities
Accounts receivable, net	(2,533)	6,589
Inventories, net	(2,229)	(5,421)
Prepaid expenses and other current assets	(430)	1,222
Accounts payable and accrued expenses	(7,796)	(6,357)
Income taxes receivable/payable	148	867
Operating lease obligations	(3,251)	(2,555)
Other assets and liabilities	(10)	48
Net cash provided by (used in) operating activities	(8,837)	3,965
Cash flows from investing activities
Proceeds from sales of property and equipment	28	219
Proceeds from property and equipment casualty losses	—	840
Purchases of property and equipment	(5,488)	(6,343)
Net cash used in investing activities	(5,460)	(5,284)
Cash flows from financing activities
Proceeds from ABL Credit Facility	—	40,000
Payments on ABL Credit Facility	(5,000)	—
Proceeds from Units offering, net of discount	—	279,750
Redemption of 2023 Notes	—	(307,339)
Payments of short-term debt	(1,054)	(962)
Cost of debt issuance	—	(5,915)
Payments on finance leases	(10)	(124)
Payments of contingent liability	(159)	(66)
Net cash provided by (used in) financing activities	(6,223)	5,344
Impact of foreign currency exchange on cash	(83)	(96)
Net increase (decrease) in cash and cash equivalents	(20,603)	3,929
Cash and cash equivalents
Cash and cash equivalents beginning of period	$30,840	$17,445
Cash and cash equivalents end of period	$10,237	$21,374

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,883	$7,502
Cash paid for income taxes	$14	$19
Cash paid for operating leases	$3,251	$2,555
Right of use assets obtained in exchange for operating lease obligations	$1,256	$5,320
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$—	$28
Capital expenditures in accounts payable and accrued expenses	$1,211	$2,073

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
Risks and Uncertainties
The Company’s business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices, which have been extremely volatile historically and in recent years. In addition, the Company’s earnings are affected by its ability to maintain current pricing levels, the impact of wage and labor inflation, and labor shortage and supply chain constraints. Due to the spot-market nature of its business, the Company’s revenue and profitability move very similarly to rig, frac, and stage counts in U.S. land.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Nine and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to presenting “Operating lease obligations” as a separate line item in the Company’s Condensed Consolidated Statements of Cash Flows.

3. New Accounting Standards
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on the disclosures within its condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant segment expenses provided to the CODM and included in reported measures of segment profit and loss. The guidance also requires interim and annual disclosures about a reportable segment’s profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company is currently evaluating the impact that this guidance will have on the disclosures within its condensed consolidated financial statements.
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cement	$48,289	$62,462
Tools	35,227	37,788
Coiled tubing	30,719	33,528
Wireline	27,885	29,630
Total revenues	$142,120	$163,408
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $5.6 million and $6.2 million at March 31, 2024 and December 31, 2023, respectively.
Inventories, net as of March 31, 2024 and December 31, 2023 were comprised of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Raw materials	$31,271	$31,235
Work in progress	463	542
Finished goods	30,206	28,867
Inventories	61,940	60,644
Reserve for obsolescence	(5,600)	(6,158)
Inventories, net	$56,340	$54,486

6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(53,316)	$9,954	3.6
Technology	125,110	(47,431)	77,679	9.5
Total	$188,380	$(100,747)	$87,633

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(52,622)	$10,648	3.8
Non-compete agreements	6,500	(6,500)	—	0.0
Technology	125,110	(45,329)	79,781	9.7
Total	$194,880	$(104,451)	$90,429
Amortization of intangibles expense was $2.8 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2024	$8,387
2025	11,183
2026	11,082
2027	10,315
2028	8,000
2029	8,000
Thereafter	30,666
Total	$87,633
7. Accrued Expenses
Accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued interest	$7,318	$17,216
Accrued compensation and benefits	7,395	9,784
Accrued bonus	995	1,169
Accrued legal fees and settlements	371	68
Other accrued expenses	6,725	7,934
Accrued expenses	$22,804	$36,171

8. Debt Obligations
The Company’s debt obligations as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
2028 Notes	$300,000	$300,000
ABL Credit Facility	52,000	57,000
Short-term debt (1)	1,805	2,859
Total debt before deferred financing costs	$353,805	$359,859
Deferred financing costs	(34,900)	(36,480)
Total debt	$318,905	$323,379
Less: Current portion of long-term debt	(1,805)	(2,859)
Long-term debt	$317,100	$320,520
(1)The weighted average interest rate of short-term debt outstanding was 8.2% at both March 31, 2024 and December 31, 2023.
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
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $34.9 million at March 31, 2024.
2028 Notes
On January 30, 2023, the Company and certain of its subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and will be so guaranteed by certain future subsidiaries, in each case, subject to agreed guaranty and security principles and certain exclusions.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with all covenants contained in the 2028 Notes Indenture at March 31, 2024.
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
ABL Credit Facility
On October 25, 2018, the Company entered into a credit agreement dated as of October 25, 2018 (the “2018 ABL Credit Agreement”), by and among the Company, Nine Energy Canada, Inc., JP Morgan Chase Bank, N.A., as administrative agent and as an issuing lender, and certain other financial institutions party thereto as lenders and issuing lenders. The 2018 ABL Credit Agreement permitted aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “ABL Credit Facility”). Pursuant to the 2018 ABL Credit Agreement, loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the ABL Credit Facility were base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche were Canadian Dollar Offered Rate loans or Canadian prime rate loans.
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
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants contained in the ABL Credit Agreement at March 31, 2024.
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
At March 31, 2024, the Company had $52.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $27.3 million, net of outstanding letters of credit of $1.3 million.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $1.8 million and $2.9 million on March 31, 2024 and December 31, 2023, respectively.

Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
2028 Notes	$244,500	$264,750
ABL Credit Facility	$52,000	$57,000
Short-term debt	$1,805	$2,859
The fair value of the 2028 Notes, ABL Credit Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the ABL Credit Facility and short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company also purchased $0.9 million and $0.8 million of products and services during the three months ended March 31, 2024 and 2023, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.9 million and $0.2 million at March 31, 2024 and December 31, 2023, respectively.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.9 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Total outstanding receivables due to the Company from NESR were $1.0 million and $0.4 million at March 31, 2024 and December 31, 2023, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.6 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. There were outstanding receivables due from Devon of $1.1 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively.
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
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. As of March 31, 2024 and December 31, 2023, the Company recorded a $0.4 million and $0.1 million accrual, respectively, for liabilities related to legal matters, which is included under the caption “Accrued expenses” in its Condensed Consolidated Balance Sheets.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.6 million at both March 31, 2024 and December 31, 2023 and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at March 31, 2024 and 2023 was as follows:

Balance at December 31, 2023	$1,219
Revaluation adjustments	(74)
Payments	(159)
Balance at March 31, 2024	$986

Balance at December 31, 2022	$1,169
Revaluation adjustments	(292)
Payments	(66)
Balance at March 31, 2023	$811
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 4.9% to 5.5%), and a credit-adjusted rate (ranging from 13.6% to 13.7%). Contingent liabilities include $0.6 million and $0.8 million reported in “Accrued expenses” at March 31, 2024 and December 31, 2023, respectively, and $0.4 million reported in “Other long-term liabilities” at both March 31, 2024 and December 31, 2023 in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Provision for income taxes	$154	$884
Effective tax rate	(1.9)%	(16.9)%
The Company’s provision (benefit) for income taxes for the three months ended March 31, 2024 was primarily attributed to state and non-U.S. income taxes. At March 31, 2024, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.

12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of common stock was computed as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(8,055)	33,850,317	$(0.24)	$(6,109)	32,304,361	$(0.19)
Unvested restricted stock and stock units	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—
Diluted	$(8,055)	33,850,317	$(0.24)	$(6,109)	32,304,361	$(0.19)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, and unvested restricted stock units for the three months ended March 31, 2024 and 2023 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2024	2023
Three months ended March 31,	341,577	1,665,440

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.
OVERVIEW
Company Description
Nine Energy Service, Inc. (either individually or together with its subsidiaries, as the context requires, the “Company,” “Nine,” “we,” “us,” and “our”) is a leading completion services provider that targets unconventional oil and gas resource development. We partner with our exploration and production (“E&P”) customers across all major onshore basins in both the U.S. and Canada as well as abroad to design and deploy downhole solutions and technology to prepare horizontal, multistage wells for production. We focus on providing our customers with cost-effective and comprehensive completion solutions designed to maximize their production levels and operating efficiencies. We believe our success is a product of our culture, which is driven by our intense focus on performance and wellsite execution as well as our commitment to forward-leaning technologies that aid us in the development of smarter, customized applications that drive efficiencies and reduce emissions.
We provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including those that provide pinpoint frac sleeve system technologies, technologies used for completing the toe stage of a horizontal well, and fully-composite, dissolvable, and extended range frac plugs to isolate stages during plug-and-perf operations, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns and isolation tools to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool, providing a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.
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
•Adjusted Return on Invested Capital (“Adjusted ROIC”): We define Adjusted ROIC as adjusted after-tax net operating profit (loss), divided by average total capital. We define adjusted after-tax net operating profit (loss) as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities, (iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute and use the average of the current and prior period-end total capital in determining Adjusted ROIC. Previously, in our filings with the Securities and Exchange Commission (the “SEC”), press releases, and other investor materials issued prior to December 31, 2023, we referred to (a) Adjusted ROIC as ROIC and (b) adjusted after-tax net operating profit (loss) as after-tax net operating profit (loss). We have made no changes to the manner in which these measures are calculated and have only revised the titles of these measures to more clearly identify them as non-GAAP measures. For additional information, see “Non-GAAP Financial Measures” below.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable, and this has continued into early 2024. Natural gas prices have continued to be extremely depressed, with average natural gas prices for the first quarter of 2024 being 15% lower than average prices in 2023, which had already declined by over 60% as compared to 2022. This sustained lower natural gas price environment has resulted in, and is expected to continue to result in, decreased activity and lower rig counts, especially in natural gas-levered basins like the Haynesville, where the rig count has declined by approximately 50% since the end of 2022. It has also led to, and is expected to continue to lead to, pricing pressure from customers, impacting both revenue and margins. Unlike natural gas prices, oil prices have been supportive and have somewhat stabilized in the first quarter of 2024. Nonetheless, as discussed below, activity levels have remained relatively flat in oil-levered basins.

Due to the spot-market nature of our business, our revenue and profitability move very similarly to rig, frac, and stage counts in U.S. land. During the first quarter of 2024, the U.S. land rig count was flat. For the full year 2024, most public operators with acreage in oil-levered basins, like the Permian, appear to be keeping activity and capital expenditure levels relatively flat year-over-year. However, we anticipate both private and public operators with acreage in gas-levered basins, like the Haynesville and in the Northeast, could decrease activity levels in the near-term until natural gas prices start to improve. As a result, we expect revenue, net income (loss), and adjusted EBITDA for the second quarter of 2024 will be lower than the first quarter of 2024. Nonetheless, we remain cautiously optimistic on the medium and long-term outlook for the energy sector, and we believe there is potential upside for North American activity levels, especially if natural gas prices begin to recover.
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
Results of Operations
Results for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$142,120	$163,408	$(21,288)	(13)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	116,006	127,118	(11,112)	(9)%
Adjusted gross profit	$26,114	$36,290	$(10,176)	(28)%

General and administrative expenses	$12,265	$19,714	$(7,449)	(38)%
Depreciation	6,734	7,420	(686)	(9)%
Amortization of intangibles	2,796	2,896	(100)	(3)%
Gain on revaluation of contingent liability	(74)	(292)	218	(75)%
Gain on sale of property and equipment	(26)	(330)	304	(92)%
Income from operations	4,419	6,882	(2,463)	(36)%
Non-operating expense	12,320	12,107	213	2%
Loss before income taxes	(7,901)	(5,225)	(2,676)	51%
Provision for income taxes	154	884	(730)	(83)%
Net loss	$(8,055)	$(6,109)	$(1,946)	32%
Revenues
Revenues decreased $21.3 million, or 13%, to $142.1 million for the first quarter of 2024. The decrease was prevalent across all lines of service and was primarily due to activity and pricing decreases, which were driven by a reduction in the U.S. rig count, as well as changes in product mix, each in comparison to the first quarter of 2023. More specifically, cementing revenue (including pump downs) decreased $14.2 million, or 23%, primarily due to pricing decreases coupled with a job count decrease of 8% in comparison to the first quarter of 2023. Coiled tubing revenue also decreased $2.8 million, or 8%, as total days worked decreased 2% in comparison to the first quarter of 2023. In addition, tools revenue decreased $2.6 million, or 7%, driven by a decrease in completion tools stages of 13% that was partially offset by changes in product mix, in comparison to the first quarter of 2023. Wireline revenue also decreased $1.7 million, or 6%, due largely to changes in product mix, in comparison to the first quarter of 2023.

Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $11.1 million, or 9%, to $116.0 million for the first quarter of 2024. The decrease was primarily driven by a reduction in activity for certain lines of service in comparison to the first quarter of 2023 as described above under “Revenues.” More specifically, the decrease was attributed to a $4.7 million decrease in materials installed and consumed while performing services, a $3.0 million decrease in employee costs, a $2.3 million decrease in vehicle expense and repair and maintenance expense, and a $1.1 million decrease in other costs such travel and restructuring type expenses, each in comparison to the first quarter of 2023.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $10.2 million to $26.1 million for the first quarter of 2024 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $7.4 million to $12.3 million for the first quarter of 2024. The decrease was primarily related to $6.4 million in costs associated with the Units offering in the first quarter of 2023 that did not recur in the first quarter of 2024. The decrease is also partially attributed to a $0.8 million decrease in employee costs and a $0.2 million decrease in professional fees, each in comparison to the first quarter of 2023.
Depreciation
Depreciation expense decreased $0.7 million to $6.7 million for the first quarter of 2024. The decrease in comparison to the first quarter of 2023 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which is primarily comprised of technology and customer relationships, decreased $0.1 million to $2.8 million for the first quarter of 2024. The decrease in comparison to the first quarter of 2023 was related to certain intangible assets being fully amortized over the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.1 million gain on revaluation of contingent liability for the first quarter of 2024 compared to a $0.3 million gain on revaluation of contingent liability for the first quarter of 2023. The gains for both periods were related to decreases in the fair value of the earnout associated with our acquisition of Frac Technology AS.
(Gain) Loss on Sale of Property and Equipment
Gain on sale of property and equipment for the first quarter of 2024 decreased $0.3 million in comparison to the first quarter of 2023. The decrease was primarily attributed to lower gains on equipment sales between periods.
Non-Operating (Income) Expenses
Non-operating expenses increased $0.2 million to $12.3 million for the first quarter of 2024. The increase was primarily attributed to an increase in interest expense on the 2028 Notes (as defined below) in comparison to interest expense on the 2023 Notes (as defined below) and the 2028 Notes in the first quarter of 2023.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.2 million for the first quarter of 2024 compared to an income tax provision of $0.9 million for the first quarter of 2023. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss) and Adjusted EBITDA
Net loss increased $1.9 million, or 32%, and Adjusted EBITDA decreased $10.0 million, or 40%, to $15.0 million for the first quarter of 2024. The net loss increase and Adjusted EBITDA decrease were primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.

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
Management believes Adjusted EBITDA provides useful information to us and our investors regarding our financial condition and results of operations because it allows us and them to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure and helps identify underlying trends in our operations that could otherwise be distorted by the effect of impairments, acquisitions and dispositions, and costs that are not reflective of the ongoing performance of our business. We exclude the items listed above from net income (loss) in arriving at this measure because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired.
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
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(8,055)	$(6,109)
Interest expense	12,792	12,454
Interest income	(310)	(185)
Provision for income taxes	154	884
Depreciation	6,734	7,420
Amortization of intangibles	2,796	2,896
EBITDA	$14,111	$17,360
Gain on revaluation of contingent liability (1)	(74)	(292)
Certain refinancing costs (2)	—	6,396
Restructuring charges	27	406
Stock-based compensation expense	581	489
Cash award expense	415	980
Gain on sale of property and equipment	(26)	(330)
Adjusted EBITDA	$15,034	$25,009
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
Adjusted Return on Invested Capital
Adjusted ROIC is a non-GAAP financial measure. We define Adjusted ROIC as adjusted after-tax net operating profit (loss), divided by average total capital. We define adjusted after-tax net operating profit (loss), which is a non-GAAP financial measure, as net income (loss) plus (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) fees and expenses relating to our Units offering and other refinancing activities, (iv) interest expense (income), (v) restructuring charges, (vi) loss (gain) on the sale of subsidiaries, (vii) loss (gain) on extinguishment of debt, and (viii) the provision (benefit) for deferred income taxes. We define total capital as book value of equity (deficit) plus the book value of debt less balance sheet cash and cash equivalents. We compute and use the average of the current and prior period-end total capital in determining Adjusted ROIC. Previously, in our SEC filings, press releases, and other investor materials issued prior to December 31, 2023, we referred to (a) Adjusted ROIC as ROIC and (b) adjusted after-tax net operating profit (loss) as after-tax net operating profit (loss). We have made no changes to the manner in which these measures are calculated and have only revised the titles of these measures to more clearly identify them as non-GAAP measures.
Management believes Adjusted ROIC provides useful information to us and our investors regarding our financial condition and results of operations because it quantifies how well we generate operating income relative to the capital we have invested in our business and illustrates the profitability of a business or project taking into account the capital invested. Management uses Adjusted ROIC to assist them in capital resource allocation decisions and in evaluating business performance. Although Adjusted ROIC is commonly used as a measure of capital efficiency, definitions of Adjusted ROIC differ, and our computation of Adjusted ROIC may not be comparable to other similarly titled measures of other companies.

The following table provides our calculation of Adjusted ROIC for the three months ended March 31, 2024 and 2023. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(8,055)	$(6,109)
Add back:
Interest expense	12,792	12,454
Interest income	(310)	(185)
Certain refinancing costs (1)	—	6,396
Restructuring charges	27	406
Adjusted after-tax net operating income	$4,454	$12,962

Total capital as of prior period-end:
Total stockholders’ deficit	$(35,630)	$(23,507)
Total debt	359,859	341,606
Less cash and cash equivalents	(30,840)	(17,445)
Total capital as of prior period-end	$293,389	$300,654
Total capital as of period-end:
Total stockholders’ deficit	$(43,314)	$(11,341)
Total debt	353,805	373,305
Less cash and cash equivalents	(10,237)	(21,374)
Total capital as of period-end	$300,254	$340,590
Average total capital	$296,822	$320,622

ROIC	(10.9)%	(7.6)%
Adjusted ROIC	6.0%	16.2%
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
Management believes adjusted gross profit (loss) provides useful information to us and our investors regarding our financial condition and results of operation and helps management evaluate our operating performance by eliminating the impact of depreciation and amortization, which we do not consider indicative of our core operating performance. Adjusted gross profit (loss) should not be considered as an alternative to gross profit (loss), operating income (loss), or any other measure of financial performance calculated and presented in accordance with GAAP. Adjusted gross profit (loss) may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted gross profit (loss) or similarly titled measures in the same manner as we do.

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Calculation of gross profit:
Revenues	$142,120	$163,408
Cost of revenues (exclusive of depreciation and amortization shown separately below)	116,006	127,118
Depreciation (related to cost of revenues)	6,263	6,901
Amortization of intangibles	2,796	2,896
Gross profit	$17,055	$26,493

Adjusted gross profit reconciliation:
Gross profit	$17,055	$26,493
Depreciation (related to cost of revenues)	6,263	6,901
Amortization of intangibles	2,796	2,896
Adjusted gross profit	$26,114	$36,290
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
At March 31, 2024, we had $10.2 million of cash and cash equivalents and $27.3 million of availability under the ABL Credit Facility (as defined and described below), which resulted in a total liquidity position of $37.5 million. Our liquidity position will continue to be impacted by the semi-annual interest payments ($19.5 million based on amounts outstanding as of March 31, 2024) to the holders of the 2028 Notes, which began on August 1, 2023. We believe that, based on our current forecasts, our cash on hand, together with cash flows from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
ATM Program
On November 6, 2023, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Agent”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $30.0 million through the Agent acting as our sales agent. The Agent will receive a commission equal to 3.0% of the gross sale price of any shares sold under the Equity Distribution Agreement.
Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the quarter ended March 31, 2024, no sales were made under the Equity Distribution Agreement.

Units Offering and 2028 Notes
On January 30, 2023, we completed our public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consisted of $1,000 principal amount of our 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of our common stock. We received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which, together with borrowings under the ABL Credit Facility, was used to fund the redemption of our 8.750% Senior Notes due 2023 (the “2023 Notes”). On February 1, 2023, we redeemed all of the 2023 Notes at a redemption price of 100.0% of outstanding principal amount thereof ($307.3 million), plus accrued and unpaid interest ($6.7 million).
Each Unit separated into its constituent securities (the 2028 Notes and the shares of our common stock) automatically on October 27, 2023. A holder of Units could have elected to separate its Units into its constituent securities, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder.
On January 30, 2023, we, and certain of our subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes are our senior secured obligations and are guaranteed on a senior secured basis by each of our current domestic subsidiaries and will be so guaranteed by certain future subsidiaries, in each case, subject to agreed guaranty and security principles and certain exclusions.
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of May 15, 2024, the Excess Cash Flow Amount will be $0, and as such, no Excess Cash Flow Offer will be made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the covenants contained in the 2028 Notes Indenture at March 31, 2024.
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
Pursuant to the ABL Facility Amendment, which became effective on January 30, 2023, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base, (b) changed the interest rate benchmark from London Interbank

Offered Rate to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on our leverage ratio, (c) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, and (d) decreased the letter of credit sub-limit from $50.0 million to $10.0 million. Certain other changes to the terms of the ABL Credit Facility as a result of the ABL Facility Amendment are summarized in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
The ABL Credit Agreement contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants contained in the ABL Credit Agreement as of March 31, 2024.
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
At March 31, 2024, we had $52.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $27.3 million, net of outstanding letters of credit of $1.3 million.
For additional information on the ABL Credit Facility and the ABL Facility Amendment, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarter Report on Form 10-Q.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating activities	$(8,837)	$3,965
Investing activities	(5,460)	(5,284)
Financing activities	(6,223)	5,344
Impact of foreign exchange rate on cash	(83)	(96)
Net change in cash and cash equivalents	$(20,603)	$3,929
Operating Activities
Net cash used in operating activities was $8.8 million in the first three months of 2024 compared to $4.0 million in net cash provided in the first three months of 2023. The change was primarily attributed to a $9.1 million decrease in cash provided by accounts receivable collections, coupled with a $1.4 million decrease in cash provided by other working capital, as well as a $2.3 million decrease in cash provided by operations, adjusted for any non-cash items, each in comparison to the first three months of 2023.
Investing Activities
Net cash used in investing activities was $5.5 million during the first three months of 2024 compared to $5.3 million in net cash used in the first three months of 2023. The increase was attributed to a $1.0 million decrease in proceeds from the sale of property and equipment (including insurance), largely offset by a $0.8 million decrease in cash purchases of property and equipment, each in comparison to the first three months of 2023.
Financing Activities
Net cash used in financing activities was $6.2 million during the first three months of 2024 compared to $5.3 million in net cash provided in the first three months of 2023. The change was primarily attributed to $279.8 million in proceeds received from the Units offering as well as $40.0 million in proceeds received in connection with the ABL Credit Facility in the first three months of 2023, neither of which recurred in the first three months of 2024. Additionally, the change was partly attributed to $5.0 million in payments on the ABL Credit Facility in the first three months of 2024 that did not occur in 2023. The overall increase in net cash used was largely offset by the $307.3 million redemption of the 2023 Notes as well as

$5.9 million in debt issuance costs associated with the Units offering in the first three months of 2023, neither of which recurred in the first three months of 2024.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting estimates, which are estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates as described therein.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Nine Energy Service, Inc.

Date:	May 6, 2024	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2024	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)