Form 10-Q
period 2024-06-30
Nine Energy Service, Inc.
filed 2024-08-06
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 1, 2024 was 41,167,385.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,027	$30,840
Accounts receivable, net	84,398	88,449
Income taxes receivable	679	490
Inventories, net	59,710	54,486
Prepaid expenses and other current assets	7,519	9,368
Total current assets	178,333	183,633
Property and equipment, net	77,057	82,366
Operating lease right of use assets, net	38,456	42,056
Finance lease right of use assets, net	48	51
Intangible assets, net	84,837	90,429
Other long-term assets	2,991	3,449
Total assets	$381,722	$401,984
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$39,395	$33,379
Accrued expenses	32,393	36,171
Current portion of long-term debt	730	2,859
Current portion of operating lease obligations	10,415	10,314
Current portion of finance lease obligations	30	31
Total current liabilities	82,963	82,754
Long-term liabilities
Long-term debt	318,748	320,520
Long-term operating lease obligations	28,686	32,594
Other long-term liabilities	1,040	1,746
Total liabilities	431,437	437,614
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 41,167,385 and 35,324,861 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	412	353
Additional paid-in capital	803,215	795,106
Accumulated other comprehensive loss	(5,016)	(4,859)
Accumulated deficit	(848,326)	(826,230)
Total stockholders’ equity (deficit)	(49,715)	(35,630)
Total liabilities and stockholders’ equity (deficit)	$381,722	$401,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Service	$99,971	$122,576	$206,864	$248,196
Product	32,430	38,852	67,657	76,640
	132,401	161,428	274,521	324,836
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	87,183	98,630	177,273	196,797
Product	24,865	28,812	50,781	57,763
General and administrative expenses	12,482	14,233	24,747	33,947
Depreciation	6,602	7,433	13,336	14,853
Amortization of intangibles	2,796	2,896	5,592	5,792
(Gain) loss on revaluation of contingent liability	(118)	211	(192)	(81)
(Gain) loss on sale of property and equipment	27	(98)	1	(428)
Income (loss) from operations	(1,436)	9,311	2,983	16,193
Interest expense	12,782	12,994	25,574	25,448
Interest income	(154)	(299)	(464)	(484)
Other income	(162)	(162)	(324)	(324)
Loss before income taxes	(13,902)	(3,222)	(21,803)	(8,447)
Provision (benefit) for income taxes	139	(685)	293	199
Net loss	$(14,041)	$(2,537)	$(22,096)	$(8,646)
Loss per share
Basic	$(0.40)	$(0.08)	$(0.64)	$(0.26)
Diluted	$(0.40)	$(0.08)	$(0.64)	$(0.26)
Weighted average shares outstanding
Basic	35,477,154	33,293,740	34,663,736	32,801,783
Diluted	35,477,154	33,293,740	34,663,736	32,801,783
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$53	$(54)	$(157)	$(222)
Total other comprehensive gain (loss), net of tax	53	(54)	(157)	(222)
Total comprehensive loss	$(13,988)	$(2,591)	$(22,253)	$(8,868)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2024	35,324,861	$353	$795,687	$(5,069)	$(834,285)	$(43,314)
Issuance of common stock under stock compensation plan, net of forfeitures	1,643,450	17	(17)	—	—	—
Stock-based compensation expense	—	—	807	—	—	807
Issuance of common stock under ATM program	4,199,074	42	6,738	—	—	6,780
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(14,041)	(14,041)
Balance, June 30, 2024	41,167,385	$412	$803,215	$(5,016)	$(848,326)	$(49,715)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2023	34,720,752	$347	$793,434	$(4,996)	$(800,126)	$(11,341)
Issuance of common stock under stock compensation plan, net of forfeitures	654,345	7	(7)	—	—	—
Stock-based compensation expense	—	—	522	—	—	522
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	(2,537)	(2,537)
Balance, June 30, 2023	35,375,614	$354	$793,947	$(5,050)	$(802,663)	$(13,412)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Issuance of common stock under stock compensation plan, net of forfeitures	1,643,450	17	(17)	—	—	—
Stock-based compensation expense	—	—	1,388	—	—	1,388
Issuance of common stock under ATM program	4,199,074	42	6,738	—	—	6,780
Other comprehensive loss	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(22,096)	(22,096)
Balance, June 30, 2024	41,167,385	$412	$803,215	$(5,016)	$(848,326)	$(49,715)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	653,831	7	(7)	—	—	—
Stock-based compensation expense	—	—	1,011	—	—	1,011
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	(8,646)	(8,646)
Balance, June 30, 2023	35,375,614	$354	$793,947	$(5,050)	$(802,663)	$(13,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(22,096)	$(8,646)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	13,336	14,853
Amortization of intangibles	5,592	5,792
Amortization of operating leases	6,631	5,753
Amortization of deferred financing costs	3,657	4,020
Provision for doubtful accounts	345	333
Provision for inventory obsolescence	558	667
Stock-based compensation expense	1,388	1,011
(Gain) loss on sale of property and equipment	1	(428)
Gain on revaluation of contingent liability	(192)	(81)
Changes in operating assets and liabilities
Accounts receivable, net	3,694	10,154
Inventories, net	(5,883)	(2,116)
Prepaid expenses and other current assets	1,849	3,073
Accounts payable and accrued expenses	2,692	2,941
Income taxes receivable/payable	(186)	(350)
Operating lease obligations	(6,539)	(5,659)
Other assets and liabilities	(790)	(222)
Net cash provided by operating activities	4,057	31,095
Cash flows from investing activities
Proceeds from sales of property and equipment	34	370
Proceeds from property and equipment casualty losses	—	840
Purchases of property and equipment	(8,127)	(12,310)
Net cash used in investing activities	(8,093)	(11,100)
Cash flows from financing activities
Proceeds from issuance of common stock under ATM program	6,780	—
Proceeds from ABL Credit Facility	—	40,000
Payments on ABL Credit Facility	(5,000)	—
Proceeds from Units offering, net of discount	—	279,750
Redemption of 2023 Notes	—	(307,339)
Payments of short-term debt	(2,129)	(1,938)
Cost of debt issuance	—	(6,290)
Payments on finance leases	(27)	(172)
Payments of contingent liability	(343)	(145)
Vesting of restricted stock and stock units	—	(2)
Net cash provided by (used in) financing activities	(719)	3,864
Impact of foreign currency exchange on cash	(58)	(182)
Net increase (decrease) in cash and cash equivalents	(4,813)	23,677
Cash and cash equivalents
Cash and cash equivalents beginning of period	$30,840	$17,445

Cash and cash equivalents end of period	$26,027	$41,122

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,043	$9,019
Cash paid for income taxes	$487	$533
Cash paid for operating leases	$6,539	$5,659
Right of use assets obtained in exchange for operating lease obligations	$1,898	$11,297
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$26	$28
Capital expenditures in accounts payable and accrued expenses	$1,021	$3,412

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
Risks and Uncertainties
As Nine is a spot-market business, the Company’s business and its pricing depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices, which have been extremely volatile historically and in recent years. In addition, the Company’s earnings are affected by its ability to maintain current pricing levels, the impact of wage and labor inflation, labor shortages, and supply chain constraints. Due to the spot-market nature of its business, the Company’s revenue and profitability move very similarly to rig, frac, and stage counts in U.S. land.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cement	$45,788	$58,120	$94,077	$120,582
Coiled tubing	26,230	33,493	56,949	67,021
Wireline	27,953	30,963	55,838	60,593
Service revenues	$99,971	$122,576	$206,864	$248,196

Tools	$32,430	$38,852	$67,657	$76,640
Tools revenues	$32,430	$38,852	$67,657	$76,640

Total revenues	$132,401	$161,428	$274,521	$324,836
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $5.5 million and $6.2 million at June 30, 2024 and December 31, 2023, respectively.

Inventories, net as of June 30, 2024 and December 31, 2023 were comprised of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$33,391	$31,235
Work in progress	597	542
Finished goods	31,190	28,867
Inventories	65,178	60,644
Reserve for obsolescence	(5,468)	(6,158)
Inventories, net	$59,710	$54,486
6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(54,011)	$9,259	3.3
Technology	125,110	(49,532)	75,578	9.3
Total	$188,380	$(103,543)	$84,837

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(52,622)	$10,648	3.8
Non-compete agreements	6,500	(6,500)	—	0.0
Technology	125,110	(45,329)	79,781	9.7
Total	$194,880	$(104,451)	$90,429
Amortization of intangibles expense was $2.8 million and $5.6 million for the three and six months ended June 30, 2024, respectively. Amortization of intangibles expense was $2.9 million and $5.8 million for the three and six months ended June 30, 2023, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2024	$5,591
2025	11,183
2026	11,082
2027	10,315
2028	8,000
2029	8,000
Thereafter	30,666
Total	$84,837

7. Accrued Expenses
Accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued interest	$17,069	$17,216
Accrued compensation and benefits	8,782	9,784
Accrued bonus	305	1,169
Accrued legal fees and settlements	121	68
Other accrued expenses	6,116	7,934
Accrued expenses	$32,393	$36,171
8. Debt Obligations
The Company’s debt obligations as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
2028 Notes	$300,000	$300,000
ABL Credit Facility	52,000	57,000
Short-term debt (1)	730	2,859
Total debt before deferred financing costs	$352,730	$359,859
Deferred financing costs	(33,252)	(36,480)
Total debt	$319,478	$323,379
Less: Current portion of long-term debt	(730)	(2,859)
Long-term debt	$318,748	$320,520
(1)The weighted average interest rate of short-term debt outstanding was 8.2% at both June 30, 2024 and December 31, 2023.
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
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $33.3 million at June 30, 2024.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with all covenants contained in the 2028 Notes Indenture at June 30, 2024.
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
On January 17, 2023, the Company entered into the First Amendment to Credit Agreement (the “First ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which became effective on January 30, 2023. Pursuant to the First ABL Facility Amendment, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the First ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base (the “Loan Limit”), (b) changed the interest rate benchmark from LIBOR to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on the Company’s leverage ratio, (c) modified the financial covenant, enhanced reporting and cash dominion triggers in the ABL Credit Facility from the existing minimum availability threshold of the greater of $18.75 million and 12.5% of the Loan Limit to a minimum availability threshold of (i) $12.5 million from January 30, 2023 until May 31, 2023 and (ii) the greater of $17.5 million and 12.5% of the Loan Limit thereafter, (d) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, (e) decreased the letter of credit sub-limit from $50.0 million to $10.0 million and (f) made satisfaction of the Payment Conditions (as defined in the First ABL Facility Amendment) a condition to an Excess Cash Flow Offer in addition to a condition to voluntary payments of the 2028 Notes. The Payment Conditions in summary are (A) no default or event of default on a pro forma basis and (B) immediately after and at all times during the 30 days prior, on a pro forma basis, (1) (x) availability under the ABL Credit Facility shall not be less than the greater of 15% of the Loan Limit and $22.5 million and (y) the fixed charge coverage ratio shall be at least 1.00 to 1.00 or (2) availability under the ABL Credit Facility shall not be less than the greater of 20% of the Loan Limit and $30.0 million.
On June 7, 2024, the Company entered into the Second Amendment to Credit Agreement (together with the First ABL Facility Amendment, the “ABL Facility Amendments”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, to change the interest rate benchmark for borrowings denominated in Canadian dollars from CDOR to a rate based on the Canadian Overnight Repo Rate Average (CORRA), effective as of June 14, 2024.
The 2018 ABL Credit Agreement, as amended by the ABL Facility Amendments (the “ABL Credit Agreement”), contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants contained in the ABL Credit Agreement at June 30, 2024.
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
At June 30, 2024, the Company had $52.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $24.8 million, net of outstanding letters of credit of $1.9 million. On July 29, 2024, the Company borrowed an additional $3.0 million under the ABL Credit Facility.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $0.7 million and $2.9 million on June 30, 2024 and December 31, 2023, respectively.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
2028 Notes	$246,000	$264,750
ABL Credit Facility	$52,000	$57,000
Short-term debt	$703	$2,859
The fair value of the 2028 Notes, ABL Credit Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the ABL Credit Facility and short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively. The Company also purchased $0.6 million and $1.5 million of products and services during the three and six months ended June 30, 2024, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2023, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.5 million and $0.2 million at June 30, 2024 and December 31, 2023, respectively.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.0 million and $0.9 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively. Total outstanding receivables due to the Company from NESR were $0.1 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.4 million and $3.0 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2023, respectively. There were outstanding receivables due from Devon of $1.0 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively.

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
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. The estimated liability for legal matters was $0.1 million at both June 30, 2024 and December 31, 2023 and is included under the caption “Accrued expenses” in its Condensed Consolidated Balance Sheets.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.6 million at both June 30, 2024 and December 31, 2023 and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at June 30, 2024 and 2023 was as follows:

Balance at December 31, 2023	$1,219
Revaluation adjustments	(192)
Payments	(343)
Balance at June 30, 2024	$684

Balance at December 31, 2022	$1,169
Revaluation adjustments	(81)
Payments	(145)
Balance at June 30, 2023	$943
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 5.1% to 5.5%), and a credit-adjusted rate (ranging from 16.4% to 16.6%). Contingent liabilities include $0.5 million and $0.8 million reported in “Accrued expenses” at June 30, 2024 and December 31, 2023, respectively, and $0.2 million and $0.4 million reported in “Other long-term liabilities” at June 30, 2024 and December 31, 2023, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Provision (benefit) for income taxes	$139	$(685)	$293	$199
Effective tax rate	(1.0)%	21.3%	(1.3)%	(2.4)%
The Company’s provision (benefit) for income taxes for the three and six months ended June 30, 2024 was primarily attributed to state and non-U.S. income taxes. At June 30, 2024, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of common stock was computed as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(14,041)	35,477,154	$(0.40)	$(2,537)	33,293,740	$(0.08)
Unvested restricted stock and stock units	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—
Diluted	$(14,041)	35,477,154	$(0.40)	$(2,537)	33,293,740	$(0.08)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(22,096)	34,663,736	$(0.64)	$(8,646)	32,801,783	$(0.26)
Unvested restricted stock and stock units	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—
Diluted	$(22,096)	34,663,736	$(0.64)	$(8,646)	32,801,783	$(0.26)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, and unvested restricted stock units for the three and six months ended June 30, 2024 and 2023 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2024	2023
Three months ended June 30,	544,392	920,886
Six months ended June 30,	341,546	1,407,828

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
We provide (i) cementing services, which consist of blending high-grade cement and water with various solid and liquid additives to create a cement slurry that is pumped between the casing and the wellbore of the well, (ii) an innovative portfolio of completion tools, including those that provide technologies used for completing the toe stage of a horizontal well and fully-composite, dissolvable, and extended range frac plugs to isolate stages during plug-and-perf operations, (iii) wireline services, the majority of which consist of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns and isolation tools to a specified depth, and (iv) coiled tubing services, which perform wellbore intervention operations utilizing a continuous steel pipe that is transported to the wellsite wound on a large spool, providing a cost-effective solution for well work due to the ability to deploy efficiently and safely into a live well.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable, and this has continued in 2024 thus far. Natural gas prices have continued to be extremely depressed, with average natural gas prices for the first half of 2024 averaging $2.10, which is 17% lower than average prices in 2023, which had already declined by over 60% as compared to 2022. This sustained lower natural gas price environment has resulted in, and is expected to continue to result in, decreased activity and lower rig counts, especially in natural gas-levered basins like the Haynesville, where the rig count as of the end of the second quarter of 2024 has declined by approximately 50% since the end of 2022. It has also led to, and is expected to continue to lead to, pricing pressure from customers, impacting both revenue and margins. Oil prices have been mostly stable thus far in 2024. Nonetheless, as discussed below, activity levels have remained relatively flat in oil-levered basins.

Due to the spot-market nature of our business, our revenue and profitability move very similarly to rig, frac, and stage counts in U.S. land. During the first half of 2024, the U.S. land rig count continued to decline with over 40 rigs coming out of the market. This is following a rig count decline of over 150 rigs from the end of 2022 to the end of 2023, creating an already depressed oil and gas market. For the full year 2024, most public operators with acreage in oil-levered basins, like the Permian, appear to be keeping activity and capital expenditure levels relatively flat year-over-year. However, we anticipate both private and public operators with acreage in gas-levered basins, like the Haynesville and in the Northeast, will maintain low activity levels until natural gas prices start to improve. As a result, we expect revenue, net income (loss), and adjusted EBITDA for the third quarter of 2024 will be relatively flat compared to the second quarter of 2024. Nonetheless, we remain cautiously optimistic on the medium and long-term outlook for the energy sector, and we believe there is potential upside for North American activity levels, especially if natural gas prices begin to recover.
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
Results of Operations
Results for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$132,401	$161,428	$(29,027)	(18)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	112,048	127,442	(15,394)	(12)%
Adjusted gross profit	$20,353	$33,986	$(13,633)	(40)%

General and administrative expenses	$12,482	$14,233	$(1,751)	(12)%
Depreciation	6,602	7,433	(831)	(11)%
Amortization of intangibles	2,796	2,896	(100)	(3)%
(Gain) loss on revaluation of contingent liability	(118)	211	(329)	(156)%
(Gain) loss on sale of property and equipment	27	(98)	125	(128)%
Income (loss) from operations	(1,436)	9,311	(10,747)	(115)%
Non-operating expense	12,466	12,533	(67)	(1)%
Loss before income taxes	(13,902)	(3,222)	(10,680)	331%
Provision (benefit) for income taxes	139	(685)	824	(120)%
Net loss	$(14,041)	$(2,537)	$(11,504)	453%
Revenues
Revenues decreased $29.0 million, or 18%, to $132.4 million for the second quarter of 2024. The decrease was prevalent across all lines of service and was primarily due to volume and pricing decreases, which were driven by a reduction in the U.S. rig count, each in comparison to the second quarter of 2023. More specifically, cementing revenue (including pump downs) decreased $12.3 million, or 21%, primarily due to pricing decreases coupled with a job count decrease of 8%, each in comparison to the second quarter of 2023. Coiled tubing revenue also decreased $7.3 million, or 22%, primarily driven by pricing decreases coupled with volume decreases as well as lower utilization as total days worked decreased 10%, all in comparison to the second quarter of 2023. In addition, tools revenue decreased $6.4 million, or 17%, driven by a decrease in completion tools stages of 14% in comparison to the second quarter of 2023. Wireline revenue also decreased $3.0 million, or 10%, due largely to pricing decreases, in comparison to the second quarter of 2023.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $15.4 million, or 12%, to $112.0 million for the second quarter of 2024. The decrease was primarily driven by a reduction in activity for certain lines of service in comparison to the second quarter of 2023 as described above under “Revenues.” More specifically, the decrease was attributed to a $9.3 million decrease in materials installed and consumed while performing services, a $5.5 million decrease in employee-related costs, and a $0.6 million decrease in other costs such travel and restructuring type expenses, each in comparison to the second quarter of 2023.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $13.6 million to $20.4 million for the second quarter of 2024 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $1.8 million to $12.5 million for the second quarter of 2024. The decrease was primarily related to a $1.9 million decrease in employee-related costs between periods.
Depreciation
Depreciation expense decreased $0.8 million to $6.6 million for the second quarter of 2024. The decrease in comparison to the second quarter of 2023 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which is comprised of technology and customer relationships, decreased $0.1 million to $2.8 million for the second quarter of 2024. The decrease in comparison to the second quarter of 2023 was related to certain intangible assets being fully amortized over the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.1 million gain on revaluation of contingent liability for the second quarter of 2024 compared to a $0.2 million loss on revaluation of contingent liability for the second quarter of 2023. The $0.3 million change was related to a decrease in the fair value of the earnout associated with our acquisition of Frac Technology AS in comparison to the second quarter of 2023.
Non-Operating (Income) Expenses
Non-operating expenses decreased $0.1 million to $12.5 million for the second quarter of 2024. The decrease was primarily attributed to a decrease in interest expense on the ABL Credit Facility (as defined and described below) in comparison to the second quarter of 2023 due to a reduction in outstanding borrowing between periods.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.1 million for the second quarter of 2024 compared to an income tax benefit of $0.7 million for the second quarter of 2023. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss) and Adjusted EBITDA
Net loss increased $11.5 million, or 453%, to $14.0 million for the second quarter of 2024, and Adjusted EBITDA decreased $12.0 million, or 55%, to $9.7 million for the second quarter of 2024. The net loss increase and Adjusted EBITDA decrease were primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.

Results for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$274,521	$324,836	$(50,315)	(15)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	228,054	254,560	(26,506)	(10)%
Adjusted gross profit	$46,467	$70,276	$(23,809)	(34)%

General and administrative expenses	$24,747	$33,947	$(9,200)	(27)%
Depreciation	13,336	14,853	(1,517)	(10)%
Amortization of intangibles	5,592	5,792	(200)	(3)%
Gain on revaluation of contingent liability	(192)	(81)	(111)	137%
(Gain) loss on sale of property and equipment	1	(428)	429	(100)%
Income from operations	2,983	16,193	(13,210)	(82)%
Non-operating expense	24,786	24,640	146	1%
Loss before income taxes	(21,803)	(8,447)	(13,356)	158%
Provision for income taxes	293	199	94	47%
Net loss	$(22,096)	$(8,646)	$(13,450)	156%
Revenues
Revenues decreased $50.3 million, or 15%, to $274.5 million for the first six months of 2024. The decrease was prevalent across all lines of service and was primarily due to volume and pricing decreases, which were driven by a reduction in the U.S. rig count, in comparison to the first six months of 2023. More specifically, cementing revenue (including pump downs) decreased $26.5 million, or 22%, primarily due to pricing decreases coupled with a job count decrease of 8%, each in comparison to the first six months of 2023. Coiled tubing revenue also decreased $10.1 million, or 15%, primarily due to pricing decreases as well as lower utilization as total days worked decreased 6%, each in comparison to the first six months of 2023. In addition, tools revenue decreased $9.0 million, or 12%, driven by a decrease in completion tools stages of 16%, in comparison to the first six months of 2023. Wireline revenue also decreased $4.7 million, or 8%, due largely to pricing decreases in comparison to the first six months of 2023.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $26.5 million, or 10%, to $228.1 million for the first six months of 2024. The decrease was primarily driven by a reduction in activity for certain lines of service in comparison to the first six months of 2023 as described above under “Revenues.” More specifically, the decrease was attributed to a $13.7 million decrease in materials installed and consumed while performing services, a $8.6 million decrease in employee costs, a $1.5 million decrease in vehicle expense, a $0.8 million decrease in repair and maintenance expense, a $0.7 million decrease in travel expenses, a $0.7 million decrease in restructuring-type expenses, and a $0.5 million decrease in other costs, each in comparison to the first six months of 2023.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $23.8 million to $46.5 million for the first six months of 2024 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $9.2 million to $24.7 million for the first six months of 2024. The decrease was primarily related to $6.4 million in costs associated with the Units offering in the first six months of 2023 that did not recur in the first six months of 2024. The decrease is also partially attributed to a $2.6 million decrease in employee costs and a $0.2 million decrease in other general and administrative costs, each in comparison to the first six months of 2023.

Depreciation
Depreciation expense decreased $1.5 million to $13.3 million for the first six months of 2024. The decrease in comparison to the first six months of 2023 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which is comprised of technology and customer relationships, decreased $0.2 million to $5.6 million for the first six months of 2024. The decrease in comparison to the first six months of 2023 was related to certain intangible assets being fully amortized over the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.2 million gain on revaluation of contingent liability for the first six months of 2024 compared to a $0.1 million gain on revaluation of contingent liability for the first six months of 2023. The gains for both periods were related to decreases in the fair value of the earnout associated with our acquisition of Frac Technology AS.
(Gain) Loss on Sale of Property and Equipment
Gain on sale of property and equipment for the first six months of 2024 decreased $0.4 million in comparison to the first six months of 2023. The decrease was primarily attributed to larger gains on equipment sales in the first six months of 2023 that did not recur in the first six months in 2024.
Non-Operating (Income) Expenses
Non-operating expenses increased $0.1 million to $24.8 million for the first six months of 2024. The increase was primarily attributed to an increase in interest expense on the 2028 Notes (as defined and described below) in the first six months of 2024 compared to interest expense on the 2023 Notes (as defined and described below) and the 2028 Notes in the first six months of 2023.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.3 million for the first six months of 2024 compared to an income tax provision of $0.2 million for the first six months of 2023. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss) and Adjusted EBITDA
Net loss increased $13.5 million, or 156%, to $22.1 million for the first six months of 2024, and Adjusted EBITDA decreased $22.0 million, or 47%, to $24.8 million for the first six months of 2024. The net loss increase and Adjusted EBITDA decrease were primarily due to the changes in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.
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
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(14,041)	$(2,537)	$(22,096)	$(8,646)
Interest expense	12,782	12,994	25,574	25,448
Interest income	(154)	(299)	(464)	(484)
Provision (benefit) for income taxes	139	(685)	293	199
Depreciation	6,602	7,433	13,336	14,853
Amortization of intangibles	2,796	2,896	5,592	5,792
EBITDA	$8,124	$19,802	$22,235	$37,162
(Gain) loss on revaluation of contingent liability (1)	(118)	211	(192)	(81)
Certain refinancing costs (2)	—	—	—	6,396
Restructuring charges	315	483	342	889
Stock-based compensation expense	807	522	1,388	1,011
Cash award expense	580	770	995	1,750
(Gain) loss on sale of property and equipment	27	(98)	1	(428)
Legal fees and settlements (3)	—	24	—	24
Adjusted EBITDA	$9,735	$21,714	$24,769	$46,723
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
The following table provides our calculation of Adjusted ROIC for the three and six months ended June 30, 2024 and 2023. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(14,041)	$(2,537)	$(22,096)	$(8,646)
Add back:
Interest expense	12,782	12,994	25,574	25,448
Interest income	(154)	(299)	(464)	(484)
Certain refinancing costs (1)	—	—	—	6,396
Restructuring charges	315	483	342	889
Adjusted after-tax net operating income (loss)	$(1,098)	$10,641	$3,356	$23,603

Total capital as of prior period-end:
Total stockholders’ deficit	$(43,314)	$(11,341)	$(35,630)	$(23,507)
Total debt	353,805	373,305	359,859	341,606
Less cash and cash equivalents	(10,237)	(21,374)	(30,840)	(17,445)
Total capital as of prior period-end	$300,254	$340,590	$293,389	$300,654
Total capital as of period-end:
Total stockholders’ deficit	$(49,715)	$(13,412)	$(49,715)	$(13,412)
Total debt	352,730	372,329	352,730	372,329
Less cash and cash equivalents	(26,027)	(41,122)	(26,027)	(41,122)
Total capital as of period-end	$276,988	$317,795	$276,988	$317,795
Average total capital	$288,621	$329,193	$285,189	$309,225

ROIC	(19.5)%	(3.1)%	(15.5)%	(5.6)%
Adjusted ROIC	(1.5)%	12.9%	2.4%	15.3%
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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Calculation of gross profit:
Revenues	$132,401	$161,428	$274,521	$324,836
Cost of revenues (exclusive of depreciation and amortization shown separately below)	112,048	127,442	228,054	254,560
Depreciation (related to cost of revenues)	6,139	6,912	12,402	13,813
Amortization of intangibles	2,796	2,896	5,592	5,792
Gross profit	$11,418	$24,178	$28,473	$50,671

Adjusted gross profit reconciliation:
Gross profit	$11,418	$24,178	$28,473	$50,671
Depreciation (related to cost of revenues)	6,139	6,912	12,402	13,813
Amortization of intangibles	2,796	2,896	5,592	5,792
Adjusted gross profit	$20,353	$33,986	$46,467	$70,276
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
We have decreased our planned capital expenditure budget, excluding possible acquisitions, for 2024 to be between $10.0 million and $15.0 million in conjunction with market declines and to preserve liquidity until the market returns to more normalized levels. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives.
At June 30, 2024, we had $26.0 million of cash and cash equivalents and $24.8 million of availability under the ABL Credit Facility, which resulted in a total liquidity position of $50.8 million. Our liquidity position will continue to be impacted by the semi-annual interest payments ($19.5 million based on amounts outstanding as of June 30, 2024) to the holders of the 2028 Notes, which began on August 1, 2023. We believe that, based on our current forecasts, our cash on hand, together with cash flows from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the three months ended June 30, 2024, 4,199,074 shares were sold under the Equity Distribution Agreement, which generated net proceeds to us of $6.8 million after deducting commissions of $0.2 million.
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
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of May 15, 2024, the Excess Cash Flow Amount was $0, and as such, no Excess Cash Flow Offer was made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the covenants contained in the 2028 Notes Indenture at June 30, 2024.

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
On January 17, 2023, we entered into the First Amendment to Credit Agreement (the “First ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which became effective on January 30, 2023. Pursuant to the First ABL Facility Amendment, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the First ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base, (b) changed the interest rate benchmark from London Interbank Offered Rate to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on our leverage ratio, (c) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, and (d) decreased the letter of credit sub-limit from $50.0 million to $10.0 million. Certain other changes to the terms of the ABL Credit Facility as a result of the First ABL Facility Amendment are summarized in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
On June 7, 2024, we entered into the Second Amendment to Credit Agreement (together with the First ABL Facility Amendment, the “ABL Facility Amendments”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, to change the interest rate benchmark for borrowings denominated in Canadian dollars from Canadian Dollar Offered Rate (CDOR) to a rate based on the Canadian Overnight Repo Rate Average (CORRA), effective as of June 14, 2024.
The 2018 ABL Credit Agreement, as amended by the ABL Facility Amendments (the “ABL Credit Agreement”), contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants contained in the ABL Credit Agreement as of June 30, 2024.
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
At June 30, 2024, we had $52.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $24.8 million, net of outstanding letters of credit of $1.9 million. On July 29, 2024, we borrowed an additional $3.0 million under the ABL Credit Facility.
For additional information on the ABL Credit Facility and the ABL Facility Amendments, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarter Report on Form 10-Q.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating activities	$4,057	$31,095
Investing activities	(8,093)	(11,100)
Financing activities	(719)	3,864
Impact of foreign exchange rate on cash	(58)	(182)
Net change in cash and cash equivalents	$(4,813)	$23,677

Operating Activities
Net cash provided by operating activities was $4.1 million in the first six months of 2024 compared to $31.1 million in net cash provided in the first six months of 2023. The change was primarily attributed to a $14.1 million decrease in cash provided by operations driven mainly by an increased net loss in comparison to the first six months of 2023. The change was also partially attributed to a $12.9 million decrease in cash provided by working capital, driven mainly by a $6.5 million decrease in cash provided by accounts receivable collections in comparison to the first six months of 2023.
Investing Activities
Net cash used in investing activities was $8.1 million during the first six months of 2024 compared to $11.1 million in net cash used in the first six months of 2023. The decrease was attributed to a $4.2 million decrease in cash purchases of property and equipment, partially offset by a $1.2 million decrease in proceeds from the sale of property and equipment (including insurance), each in comparison to the first six months of 2023.
Financing Activities
Net cash used in financing activities was $0.7 million during the first six months of 2024 compared to $3.9 million in net cash provided in the first six months of 2023. The change was primarily attributed to $279.8 million in proceeds received from the Units offering as well as $40.0 million in proceeds received in connection with the ABL Credit Facility in the first six months of 2023, neither of which recurred in the first six months of 2024. Additionally, the change was partly attributed to $5.0 million in payments on the ABL Credit Facility in the first six months of 2024 that did not occur in the first six months of 2023. The overall increase in net cash used was largely offset by the $307.3 million redemption of the 2023 Notes as well as $6.3 million in debt issuance costs associated with the Units offering in the first six months of 2023, neither of which recurred in the first six months of 2024. The overall increase in net cash used was also partially offset by the $6.8 million in proceeds received from the issuance of common stock under our ATM program in the first six months of 2024 that did not occur in the first six months of 2023.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

10.1*
Second Amendment to Credit Agreement, dated as of June 7, 2024, among Nine Energy Service, Inc., Nine Energy Canada, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2*	Form of Nine Energy Service, Inc. Time-Based Cash Award Grant Notice and Form of Time-Based Cash Award Agreement.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	August 5, 2024	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2024	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)