Form 10-Q
period 2024-09-30
Nine Energy Service, Inc.
filed 2024-10-31
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 28, 2024 was 42,363,805.

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
•We are currently out of compliance with the New York Stock Exchange’s (the “NYSE”) minimum market capitalization requirement and are at risk of the NYSE delisting our common stock; such a delisting could negatively impact us as it would likely reduce the liquidity and market price of our common stock, which in turn would, among other things, negatively impact our ability to raise equity financing.
Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.
These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$15,652	$30,840
Accounts receivable, net	79,732	88,449
Income taxes receivable	615	490
Inventories, net	55,833	54,486
Prepaid expenses and other current assets	5,784	9,368
Total current assets	157,616	183,633
Property and equipment, net	73,659	82,366
Operating lease right of use assets, net	37,009	42,056
Finance lease right of use assets, net	27	51
Intangible assets, net	82,041	90,429
Other long-term assets	2,880	3,449
Total assets	$353,232	$401,984
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$30,465	$33,379
Accrued expenses	23,070	36,171
Current portion of long-term debt	—	2,859
Current portion of operating lease obligations	10,548	10,314
Current portion of finance lease obligations	17	31
Total current liabilities	64,100	82,754
Long-term liabilities
Long-term debt	318,469	320,520
Long-term operating lease obligations	27,091	32,594
Other long-term liabilities	1,133	1,746
Total liabilities	410,793	437,614
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 42,363,805 and 35,324,861 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	424	353
Additional paid-in capital	805,509	795,106
Accumulated other comprehensive loss	(5,025)	(4,859)
Accumulated deficit	(858,469)	(826,230)
Total stockholders’ equity (deficit)	(57,561)	(35,630)
Total liabilities and stockholders’ equity (deficit)	$353,232	$401,984
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Service	$106,744	$108,058	$313,608	$356,254
Product	31,413	32,559	99,070	109,199
	138,157	140,617	412,678	465,453
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	89,142	91,131	266,415	287,928
Product	24,309	26,545	75,090	84,308
General and administrative expenses	12,366	13,060	37,113	47,007
Depreciation	6,226	7,285	19,562	22,138
Amortization of intangibles	2,796	2,895	8,388	8,687
Loss on revaluation of contingent liability	383	493	191	412
(Gain) loss on sale of property and equipment	484	21	485	(407)
Income (loss) from operations	2,451	(813)	5,434	15,380
Interest expense	12,879	12,858	38,453	38,306
Interest income	(196)	(462)	(660)	(946)
Other income	(162)	(162)	(486)	(486)
Loss before income taxes	(10,070)	(13,047)	(31,873)	(21,494)
Provision for income taxes	73	215	366	414
Net loss	$(10,143)	$(13,262)	$(32,239)	$(21,908)
Loss per share
Basic	$(0.26)	$(0.39)	$(0.89)	$(0.66)
Diluted	$(0.26)	$(0.39)	$(0.89)	$(0.66)
Weighted average shares outstanding
Basic	39,209,798	33,659,386	36,188,175	33,090,792
Diluted	39,209,798	33,659,386	36,188,175	33,090,792
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(9)	$(22)	$(166)	$(244)
Total other comprehensive loss, net of tax	(9)	(22)	(166)	(244)
Total comprehensive loss	$(10,152)	$(13,284)	$(32,405)	$(22,152)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2024	41,167,385	$412	$803,215	$(5,016)	$(848,326)	$(49,715)
Issuance of common stock under stock compensation plan, net of forfeitures	15,330	—	—	—	—	—
Stock-based compensation expense	—	—	837	—	—	837
Issuance of common stock under ATM program	1,181,090	12	1,457	—	—	1,469
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(10,143)	(10,143)
Balance, September 30, 2024	42,363,805	$424	$805,509	$(5,025)	$(858,469)	$(57,561)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2023	35,375,614	$354	$793,947	$(5,050)	$(802,663)	$(13,412)
Issuance of common stock under stock compensation plan, net of forfeitures	(30,120)	(1)	1	—	—	—
Stock-based compensation expense	—	—	580	—	—	580
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(13,262)	(13,262)
Balance, September 30, 2023	35,345,494	$353	$794,528	$(5,072)	$(815,925)	$(26,116)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Issuance of common stock under stock compensation plan, net of forfeitures	1,658,780	17	(17)	—	—	—
Stock-based compensation expense	—	—	2,225	—	—	2,225
Issuance of common stock under ATM program	5,380,164	54	8,195	—	—	8,249
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(32,239)	(32,239)
Balance, September 30, 2024	42,363,805	$424	$805,509	$(5,025)	$(858,469)	$(57,561)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	623,711	6	(6)	—	—	—
Stock-based compensation expense	—	—	1,591	—	—	1,591
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(21,908)	(21,908)
Balance, September 30, 2023	35,345,494	$353	$794,528	$(5,072)	$(815,925)	$(26,116)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(32,239)	$(21,908)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	19,562	22,138
Amortization of intangibles	8,388	8,687
Amortization of operating leases	9,948	9,070
Amortization of deferred financing costs	5,592	5,685
Provision for doubtful accounts	457	333
Provision for inventory obsolescence	987	1,965
Stock-based compensation expense	2,225	1,591
(Gain) loss on sale of property and equipment	485	(407)
Loss on revaluation of contingent liability	191	412
Changes in operating assets and liabilities
Accounts receivable, net	8,251	19,841
Inventories, net	(2,396)	1,278
Prepaid expenses and other current assets	3,585	4,798
Accounts payable and accrued expenses	(15,961)	(23,044)
Income taxes receivable/payable	(124)	(153)
Operating lease obligations	(9,813)	(8,934)
Other assets and liabilities	(931)	(167)
Net cash (used in) provided by operating activities	(1,793)	21,185
Cash flows from investing activities
Proceeds from sales of property and equipment	352	530
Proceeds from property and equipment casualty losses	—	840
Purchases of property and equipment	(11,528)	(16,085)
Net cash used in investing activities	(11,176)	(14,715)
Cash flows from financing activities
Proceeds from issuance of common stock under ATM program	8,249	—
Proceeds from ABL Credit Facility	3,000	40,000
Payments on ABL Credit Facility	(10,000)	(15,000)
Proceeds from Units offering, net of discount	—	279,750
Redemption of 2023 Notes	—	(307,339)
Payments of short-term debt	(2,859)	(2,267)
Cost of debt issuance	—	(6,290)
Principal payments on finance leases	(40)	(197)
Payments of contingent liability	(466)	(251)
Vesting of restricted stock and stock units	—	(2)
Net cash used in financing activities	(2,116)	(11,596)
Impact of foreign currency exchange on cash	(103)	(160)
Net decrease in cash and cash equivalents	(15,188)	(5,286)
Cash and cash equivalents
Cash and cash equivalents beginning of period	$30,840	$17,445

Cash and cash equivalents end of period	$15,652	$12,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,681	$30,188
Cash paid for income taxes	$487	$560
Cash paid for operating leases	$9,813	$8,934
Right of use assets obtained in exchange for operating lease obligations	$3,199	$14,364
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$26	$56
Capital expenditures in accounts payable and accrued expenses	$1,229	$3,507

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
Risks and Uncertainties
As Nine is a spot-market business, the Company’s business and its pricing depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices, which have been extremely volatile historically and in recent years. In addition, the Company’s earnings are affected by its ability to maintain current pricing levels, the impact of wage and labor inflation, labor shortages, and supply chain constraints. Due to the spot-market nature of its business, the Company’s revenue and profitability generally moves very similarly to rig, frac, and stage counts in U.S. rig count.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cement	$51,185	$51,867	$145,262	$172,449
Coiled tubing	27,654	27,867	84,603	94,888
Wireline	27,905	28,324	83,743	88,917
Service revenues	$106,744	$108,058	$313,608	$356,254

Tools	$31,413	$32,559	$99,070	$109,199
Product revenues	$31,413	$32,559	$99,070	$109,199

Total revenues	$138,157	$140,617	$412,678	$465,453
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $5.4 million and $6.2 million at September 30, 2024 and December 31, 2023, respectively.

Inventories, net as of September 30, 2024 and December 31, 2023 were comprised of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Raw materials	$32,098	$31,235
Work in progress	757	542
Finished goods	28,334	28,867
Inventories	61,189	60,644
Reserve for obsolescence	(5,356)	(6,158)
Inventories, net	$55,833	$54,486
6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(54,705)	$8,565	3.1
Technology	125,110	(51,634)	73,476	9.0
Total	$188,380	$(106,339)	$82,041

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(52,622)	$10,648	3.8
Non-compete agreements	6,500	(6,500)	—	0.0
Technology	125,110	(45,329)	79,781	9.7
Total	$194,880	$(104,451)	$90,429
Amortization of intangibles expense was $2.8 million and $8.4 million for the three and nine months ended September 30, 2024, respectively. Amortization of intangibles expense was $2.9 million and $8.7 million for the three and nine months ended September 30, 2023, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2024	$2,795
2025	11,183
2026	11,082
2027	10,315
2028	8,000
2029	8,000
Thereafter	30,666
Total	$82,041

7. Accrued Expenses
Accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued interest	$7,366	$17,216
Accrued compensation and benefits	7,693	9,784
Accrued bonus	1,036	1,169
Accrued legal fees and settlements	110	68
Other accrued expenses	6,865	7,934
Accrued expenses	$23,070	$36,171
8. Debt Obligations
The Company’s debt obligations as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
2028 Notes	$300,000	$300,000
ABL Credit Facility	50,000	57,000
Short-term debt (1)	—	2,859
Total debt before deferred financing costs	$350,000	$359,859
Deferred financing costs	(31,531)	(36,480)
Total debt	$318,469	$323,379
Less: Current portion of long-term debt	—	(2,859)
Long-term debt	$318,469	$320,520
(1)The weighted average interest rate of short-term debt outstanding was 8.2% at December 31, 2023.
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
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $31.5 million at September 30, 2024.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with all covenants contained in the 2028 Notes Indenture at September 30, 2024.
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
The 2018 ABL Credit Agreement, as amended by the ABL Facility Amendments (the “ABL Credit Agreement”), contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants contained in the ABL Credit Agreement at September 30, 2024.
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
At September 30, 2024, the Company had $50.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $27.6 million, net of outstanding letters of credit of $2.2 million. On October 10, 2024, the Company repaid $3.0 million of outstanding borrowings under the ABL Credit Facility.
Short-Term Debt
In the fourth quarter of 2023, the Company renewed certain insurance policies, and it financed the premium for its excess policy for $4.7 million. At September 30, 2024, there was no outstanding balance on this premium.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
2028 Notes	$238,500	$264,750
ABL Credit Facility	$50,000	$57,000
Short-term debt	$—	$2,859
The fair value of the 2028 Notes, ABL Credit Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the ABL Credit Facility and short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. The Company also purchased $1.1 million and $2.6 million of products and services during the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2023, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.5 million and $0.2 million at September 30, 2024 and December 31, 2023, respectively.
The Company provides products and rentals to National Energy Reunited Corp. (“NESR”), where one of the Company’s directors serves as a director. The Company billed NESR $0.2 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. Total outstanding receivables due to the Company from NESR were $0.2 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.2 million and $4.2 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $1.9 million for the three and nine months ended September 30, 2023, respectively. There were outstanding receivables due from Devon of $0.3 million and $0.7 million at September 30, 2024 and December 31, 2023, respectively.

10. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. The estimated liability for legal matters was $0.1 million at both September 30, 2024 and December 31, 2023, and is included under the caption “Accrued expenses” in its Condensed Consolidated Balance Sheets.
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
On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $1.9 million letter of credit representing the judgment amount and accrued royalties from the judgment date through September 30, 2024. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
However, due to the inherent uncertainties of litigation, the Company is unable to determine the exact amount of any potential loss at this time, and thus, no accrual has been made for this matter in the Company’s condensed consolidated financial statements. The Company will continue to monitor the progress of this litigation and will adjust its accrual as necessary if and when additional information becomes available.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.6 million at both September 30, 2024 and December 31, 2023 and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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

The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at September 30, 2024 and 2023 was as follows:

Balance at December 31, 2023	$1,219
Revaluation adjustments	191
Payments	(466)
Balance at September 30, 2024	$944

Balance at December 31, 2022	$1,169
Revaluation adjustments	412
Payments	(251)
Balance at September 30, 2023	$1,330
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 4.2% to 5.0%), and a credit-adjusted rate (ranging from 10.3% to 10.4%). Contingent liabilities include $0.7 million and $0.8 million reported in “Accrued expenses” at September 30, 2024 and December 31, 2023, respectively, and $0.2 million and $0.4 million reported in “Other long-term liabilities” at September 30, 2024 and December 31, 2023, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Provision for income taxes	$73	$215	$366	$414
Effective tax rate	(0.7)%	(1.6)%	(1.1)%	(1.9)%
The Company’s provision for income taxes for the three and nine months ended September 30, 2024 was primarily attributed to state and non-U.S. income taxes. At September 30, 2024, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of common stock was computed as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(10,143)	39,209,798	$(0.26)	$(13,262)	33,659,386	$(0.39)
Unvested restricted stock and stock units	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—
Diluted	$(10,143)	39,209,798	$(0.26)	$(13,262)	33,659,386	$(0.39)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(32,239)	36,188,175	$(0.89)	$(21,908)	33,090,792	$(0.66)
Unvested restricted stock and stock units	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—
Diluted	$(32,239)	36,188,175	$(0.89)	$(21,908)	33,090,792	$(0.66)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, and unvested restricted stock units for the three and nine months ended September 30, 2024 and 2023 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2024	2023
Three months ended September 30,	151,898	806,722
Nine months ended September 30,	333,128	1,267,609

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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable, and this has continued in 2024 thus far. Natural gas prices have continued to be extremely depressed, with average natural gas prices of $2.11 for the first nine months of 2024, which is 17% lower than average prices in 2023, which had already declined by over 60% as compared to 2022. This sustained lower natural gas price environment has resulted in, and is expected to continue to result in, decreased activity and lower rig counts, especially in natural gas-levered basins like the Haynesville, where the rig count as of the end of the third quarter of 2024 has declined by approximately 54% since the end of 2022. It has also led to, and is expected to continue to lead to, pricing pressure from customers, impacting both revenue and margins. Towards the end of the third quarter of 2024, West Texas Intermediate oil prices began to decline, reaching as low as $66.73 on September 10, 2024, a decline of approximately 24% as compared to the highest price thus far in 2024 of $87.69 on April 5, 2024, due to OPEC and other oil exporting nations potentially bringing production back. The ongoing conflict in the

Middle East and demand from China, if weaker than expected, could have an impact on oil prices moving forward as well. Nonetheless, as discussed below, activity levels have remained relatively stable in oil-levered basins.
Due to the spot-market nature of our business, our revenue and profitability generally moves very similarly to rig, frac, and stage counts in U.S. rig count. Since the end of 2023, the U.S. rig count has declined by around 35 rigs, or approximately 6%. This is following a rig count decline of over 150 rigs from the end of 2022 to the end of 2023, creating an already depressed oil and gas market. For the full year 2024, most public operators with acreage in oil-levered basins, like the Permian, appear to be keeping activity and capital expenditure levels relatively flat year-over-year. However, we anticipate both private and public operators with acreage in gas-levered basins, like the Haynesville and in the Northeast, will maintain low activity levels until natural gas prices start to improve. In the third quarter of 2024, despite a declining rig count as compared to the second quarter of 2024, we outperformed market drivers, and our revenue and profitability for the third quarter of 2024 was improved as compared to the second quarter of 2024 due in large part to market share gains achieved by our cementing division, which we believe has been able to differentiate itself in the market with its advanced cementing slurries and excellent wellsite execution. Due to typical budget exhaustion, weather, and holiday slow-downs, as well as an expected decrease in international tool sales, we anticipate fourth quarter revenue and profitability to be lower as compared to the third quarter of 2024.
We remain cautiously optimistic on the outlook for the energy sector, and we believe there is potential upside for North American activity levels, especially if natural gas prices begin to recover. We believe that there could be a moderate increase in activity in 2025 over current levels if commodity prices are supportive and customer budgets are reset and believe that we are well-positioned to capitalize on an improving market, should it materialize.
Significant factors that are likely to affect commodity prices moving forward include geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil producing countries or regions, particularly the Middle East, Russia, South America and Africa; actions of the members of OPEC and other oil exporting nations that relate to or impact oil production or supply; weather conditions; the effect of energy, monetary, and trade policies of the U.S.; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; changes to energy regulations and policies, including those of the U.S. Environmental Protection Agency and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. Furthermore, although as noted above, our customers’ activity and spending levels, and thus demand for our services and products, are strongly influenced by current and expected oil and natural gas prices, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans and uncertainty remains around supply and demand fundamentals.

Results of Operations
Results for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$138,157	$140,617	$(2,460)	(2)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	113,451	117,676	(4,225)	(4)%
Adjusted gross profit	$24,706	$22,941	$1,765	8%

General and administrative expenses	$12,366	$13,060	$(694)	(5)%
Depreciation	6,226	7,285	(1,059)	(15)%
Amortization of intangibles	2,796	2,895	(99)	(3)%
Loss on revaluation of contingent liability	383	493	(110)	(22)%
Loss on sale of property and equipment	484	21	463	2205%
Income (loss) from operations	2,451	(813)	3,264	(401)%
Non-operating expense	12,521	12,234	287	2%
Loss before income taxes	(10,070)	(13,047)	2,977	(23)%
Provision for income taxes	73	215	(142)	(66)%
Net loss	$(10,143)	$(13,262)	$3,119	(24)%
Revenues
Revenues decreased $2.5 million, or 2%, to $138.2 million for the third quarter of 2024. The decrease in comparison to the third quarter of 2023 was prevalent across all lines of service and was primarily due to pricing decreases and current market conditions, as the average U.S. rig count for the third quarter of 2024 decreased 10%, in comparison to the third quarter of 2023. More specifically, tools revenue decreased $1.2 million, or 4%, driven by a decrease in completion tools stages of 5%, in comparison to the third quarter of 2023. In addition, although job count increased 15% in comparison to the third quarter of 2023, cementing revenue (including pump downs) decreased $0.7 million, or 1%, primarily due to pricing decreases related to changes in mix of services between periods. Further, coiled tubing revenue decreased $0.2 million, or 1%, due largely to pricing decreases, and wireline revenue decreased $0.4 million, or 2%, due largely to changes in mix of services, each in comparison to the third quarter of 2023.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $4.2 million, or 4%, to $113.5 million for the third quarter of 2024. The decrease in comparison to the third quarter of 2023 was primarily driven by a reduction in activity for certain lines of service in comparison to the third quarter of 2023 as described above under “Revenues.” More specifically, the decrease was primarily attributed to a $1.9 million decrease in materials installed and consumed while performing services, a $0.9 million decrease in employee-related costs, a $0.5 million decrease in travel, meals, and entertainment expenses, a $0.3 million decrease in repairs and maintenance expenses, and a $0.3 million decrease in cost of revenue type restructuring costs, each in comparison to the third quarter of 2023.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased approximately $1.8 million to $24.7 million for the third quarter of 2024 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $0.7 million to $12.4 million for the third quarter of 2024. The decrease was primarily related to a $0.4 million decrease in marketing expenses and a $0.3 million decrease in professional fees between periods.

Depreciation
Depreciation expense decreased $1.1 million to $6.2 million for the third quarter of 2024. The decrease in comparison to the third quarter of 2023 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which is comprised of technology and customer relationships, decreased $0.1 million to $2.8 million for the third quarter of 2024. The decrease in comparison to the third quarter of 2023 was related to certain intangible assets being fully amortized over the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.4 million loss on revaluation of contingent liability for the third quarter of 2024 compared to a $0.5 million loss on revaluation of contingent liability for the third quarter of 2023. The losses for both periods were related to increases in the fair value of the earnout associated with our acquisition of Frac Technology AS.
(Gain) Loss on Sale of Property and Equipment
Loss on sale of property and equipment increased $0.5 million in comparison to the third quarter of 2023. The increase is primarily related to losses on equipment sales in the third quarter of 2024 that did not occur in the third quarter of 2023.
Non-Operating (Income) Expenses
Non-operating expenses increased $0.3 million to $12.5 million for the third quarter of 2024. The increase in comparison to the third quarter of 2023 was attributed to a decrease in interest income earned on cash in the third quarter of 2024, as our average cash for the period decreased in comparison to the third quarter of 2023.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.1 million for the third quarter of 2024 compared to an income tax provision of $0.2 million for the third quarter of 2023. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss) and Adjusted EBITDA
Net loss decreased $3.1 million, or 24%, to $10.1 million for the third quarter of 2024, and Adjusted EBITDA increased $2.7 million, or 23%, to $14.3 million for the third quarter of 2024. The changes were primarily due to the fluctuations in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.

Results for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$412,678	$465,453	$(52,775)	(11)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	341,505	372,236	(30,731)	(8)%
Adjusted gross profit	$71,173	$93,217	$(22,044)	(24)%

General and administrative expenses	$37,113	$47,007	$(9,894)	(21)%
Depreciation	19,562	22,138	(2,576)	(12)%
Amortization of intangibles	8,388	8,687	(299)	(3)%
Loss on revaluation of contingent liability	191	412	(221)	(54)%
(Gain) loss on sale of property and equipment	485	(407)	892	(219)%
Income from operations	5,434	15,380	(9,946)	(65)%
Non-operating expense	37,307	36,874	433	1%
Loss before income taxes	(31,873)	(21,494)	(10,379)	48%
Provision for income taxes	366	414	(48)	(12)%
Net loss	$(32,239)	$(21,908)	$(10,331)	47%
Revenues
Revenues decreased $52.8 million, or 11%, to $412.7 million for the first nine months of 2024. The decrease in comparison to the first nine months of 2023 was prevalent across all lines of service and was primarily due to pricing decreases and current market conditions, as the average U.S. rig count for the first nine months of 2024 decreased 15%, in comparison to the first nine months of 2023. More specifically, cementing revenue (including pump downs) decreased $27.2 million, or 16%, primarily due to pricing decreases coupled with a job count decrease of 1%, each in comparison to the first nine months of 2023. Coiled tubing revenue also decreased $10.3 million, or 11%, primarily due to pricing decreases as well as lower utilization as total days worked decreased 1%, each in comparison to the first nine months of 2023. In addition, tools revenue decreased $10.1 million, or 9%, driven by a decrease in completion tools stages of 13%, in comparison to the first nine months of 2023. Further, although total wireline stages increased 11%, in comparison to the first nine months of 2023, wireline revenue also decreased $5.2 million, or 6%, due largely to pricing decreases between periods.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $30.7 million, or 8%, to $341.5 million for the first nine months of 2024. The decrease in comparison to the first nine months of 2023 was primarily driven by a reduction in activity for certain lines of service in comparison to the first nine months of 2023 as described above under “Revenues.” More specifically, the decrease was attributed to a $15.6 million decrease in materials installed and consumed while performing services, a $9.4 million decrease in employee costs, a $1.6 million decrease in vehicle expense, a $1.3 million decrease in travel, meals, and entertainment expenses, a $1.1 million decrease in repairs and maintenance expenses, a $1.0 million decrease in general and administrative type restructuring costs, and a $0.7 million decrease in other costs, each in comparison to the first nine months of 2023.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $22.0 million to $71.2 million for the first nine months of 2024 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $9.9 million to $37.1 million for the first nine months of 2024. The decrease in comparison to the first nine months of 2023 was primarily related to $6.4 million in costs associated with the Units offering in the first nine months of 2023 that did not reoccur in the first nine months of 2024. The decrease is also partially attributed to a $2.4 million decrease in employee costs, a $0.6 million decrease in marketing expenses, and a $0.5 million decrease in professional fees, each in comparison to the first nine months of 2023.
Depreciation
Depreciation expense decreased $2.6 million to $19.6 million for the first nine months of 2024. The decrease in comparison to the first nine months of 2023 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
Amortization of intangibles, which is comprised of technology and customer relationships, decreased $0.3 million to $8.4 million for the first nine months of 2024. The decrease in comparison to the first nine months of 2023 was related to certain intangible assets being fully amortized over the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.2 million loss on revaluation of contingent liability for the first nine months of 2024 and a $0.4 million loss on revaluation of contingent liability for the first nine months of 2023. The losses for both periods were related to increases in the fair value of the earnout associated with our acquisition of Frac Technology AS.
(Gain) Loss on Sale of Property and Equipment
We recorded a $0.5 million loss on sale of property and equipment for the first nine months of 2024 and a $0.4 million gain on sale of property and equipment for the first nine months of 2023. The change was primarily attributed to gains on equipment sales in the first nine months of 2023 that did not reoccur in the first nine months in 2024, as well as losses on equipment sales in the first nine months of 2024 that did not occur in the first nine months of 2023.
Non-Operating (Income) Expenses
Non-operating expenses increased $0.4 million to $37.3 million for the first nine months of 2024. The increase in comparison to the first nine months of 2023 was primarily attributed to a $0.3 million decrease in interest income earned on cash in the first nine months of 2024, as our average cash for the period decreased in comparison to the first nine months of 2023. The increase was also partially attributed to an increase in interest expense on the 2028 Notes (as defined and described below) in the first nine months of 2024 compared to interest expense on the 2023 Notes (as defined and described below) and the 2028 Notes in the first nine months of 2023.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.4 million for both the first nine months of 2024 and the first nine months of 2023. The provision for both periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss) and Adjusted EBITDA
Net loss increased $10.3 million, or 47%, to $32.2 million for the first nine months of 2024, and Adjusted EBITDA decreased $19.3 million, or 33%, to $39.1 million for the first nine months of 2024. The changes were primarily due to the fluctuations in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.
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
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(10,143)	$(13,262)	$(32,239)	$(21,908)
Interest expense	12,879	12,858	38,453	38,306
Interest income	(196)	(462)	(660)	(946)
Provision for income taxes	73	215	366	414
Depreciation	6,226	7,285	19,562	22,138
Amortization of intangibles	2,796	2,895	8,388	8,687
EBITDA	$11,635	$9,529	$33,870	$46,691
Loss on revaluation of contingent liability (1)	383	493	191	412
Certain refinancing costs (2)	—	—	—	6,396
Restructuring charges	177	315	519	1,204
Stock-based compensation expense	837	580	2,225	1,591
Cash award expense	770	628	1,765	2,378
(Gain) loss on sale of property and equipment	484	21	485	(407)
Legal fees and settlements (3)	—	29	—	53
Adjusted EBITDA	$14,286	$11,595	$39,055	$58,318
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
The following table provides our calculation of Adjusted ROIC for the three and nine months ended September 30, 2024 and 2023. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(10,143)	$(13,262)	$(32,239)	$(21,908)
Add back:
Interest expense	12,879	12,858	38,453	38,306
Interest income	(196)	(462)	(660)	(946)
Certain refinancing costs (1)	—	—	—	6,396
Restructuring charges	177	315	519	1,204
Adjusted after-tax net operating income (loss)	$2,717	$(551)	$6,073	$23,052

Total capital as of prior period-end:
Total stockholders’ deficit	$(49,715)	$(13,412)	$(35,630)	$(23,507)
Total debt	352,730	372,329	359,859	341,606
Less cash and cash equivalents	(26,027)	(41,122)	(30,840)	(17,445)
Total capital as of prior period-end	$276,988	$317,795	$293,389	$300,654
Total capital as of period-end:
Total stockholders’ deficit	$(57,561)	$(26,116)	$(57,561)	$(26,116)
Total debt	350,000	357,000	350,000	357,000
Less cash and cash equivalents	(15,652)	(12,159)	(15,652)	(12,159)
Total capital as of period-end	$276,787	$318,725	$276,787	$318,725
Average total capital	$276,888	$318,260	$285,088	$309,690

ROIC	(14.7)%	(16.7)%	(15.1)%	(9.4)%
Adjusted ROIC	3.9%	(0.7)%	2.8%	9.9%
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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Calculation of gross profit:
Revenues	$138,157	$140,617	$412,678	$465,453
Cost of revenues (exclusive of depreciation and amortization shown separately below)	113,451	117,676	341,505	372,236
Depreciation (related to cost of revenues)	5,791	6,775	18,193	20,588
Amortization of intangibles	2,796	2,895	8,388	8,687
Gross profit	$16,119	$13,271	$44,592	$63,942

Adjusted gross profit reconciliation:
Gross profit	$16,119	$13,271	$44,592	$63,942
Depreciation (related to cost of revenues)	5,791	6,775	18,193	20,588
Amortization of intangibles	2,796	2,895	8,388	8,687
Adjusted gross profit	$24,706	$22,941	$71,173	$93,217
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operations and, if needed, external borrowings and issuances of debt and equity securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, and fund our working capital requirements. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. For example, earlier this year, we implemented certain cost reduction and supply chain initiatives. These ongoing initiatives have helped reduce some of our largest material costs, and starting at the end of the second quarter of 2024, we began to see positive impacts on our profitability as a result of such efforts. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases when it is opportunistic to do so to manage our debt maturity profile.
For 2024, our planned capital expenditure budget, excluding possible acquisitions, is expected to be between $10.0 million and $15.0 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. For example, our planned capital expenditure budget, excluding possible acquisitions, for 2024 was initially expected to be between $15.0 million and $25.0 million and was subsequently reduced to be between $10.0 million and $15.0 million in conjunction with market declines and to preserve liquidity until the market returns to more normalized levels. Although we do not budget for acquisitions, pursuing growth through acquisitions may continue to be a part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital, which we cannot guarantee.

At September 30, 2024, we had $15.7 million of cash and cash equivalents and $27.6 million of availability under the ABL Credit Facility (as defined and described below), which resulted in a total liquidity position of $43.3 million. Our liquidity position will continue to be impacted by the semi-annual interest payments ($19.5 million based on amounts outstanding as of September 30, 2024) to the holders of the 2028 Notes, which began on August 1, 2023. We believe that, based on our current forecasts, our cash on hand, together with cash flows from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the three months ended September 30, 2024, 1,181,090 shares were sold under the Equity Distribution Agreement, which generated net proceeds to us of $1.4 million after deducting commissions of $0.1 million. During the nine months ended September 30, 2024, 5,380,164 shares were sold under the Equity Distribution Agreement, which generated net proceeds to us of $8.2 million after deducting commissions of $0.3 million.
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
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the

Excess Cash Flow Offer Date of November 14, 2024, the Excess Cash Flow Amount will be $0, and as such, no Excess Cash Flow Offer will be made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the covenants contained in the 2028 Notes Indenture at September 30, 2024.
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
The 2018 ABL Credit Agreement, as amended by the ABL Facility Amendments (the “ABL Credit Agreement”), contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants contained in the ABL Credit Agreement as of September 30, 2024.
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
At September 30, 2024, we had $50.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $27.6 million, net of outstanding letters of credit of $2.2 million. On October 10, 2024, the Company repaid $3.0 million of outstanding borrowings on the ABL Credit Facility.
For additional information on the ABL Credit Facility and the ABL Facility Amendments, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarter Report on Form 10-Q.

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating activities	$(1,793)	$21,185
Investing activities	(11,176)	(14,715)
Financing activities	(2,116)	(11,596)
Impact of foreign exchange rate on cash	(103)	(160)
Net change in cash and cash equivalents	$(15,188)	$(5,286)
Operating Activities
Net cash used in operating activities was $1.8 million in the first nine months of 2024 compared to $21.2 million in net cash provided in the first nine months of 2023. The change was primarily attributed to a $12.0 million decrease in cash provided by operations driven mainly by an increased net loss in comparison to the first nine months of 2023. The change was also partially attributed to a $11.0 million decrease in cash provided by working capital, driven mainly by a $11.6 million decrease in cash provided by accounts receivable collections in comparison to the first nine months of 2023.
Investing Activities
Net cash used in investing activities was $11.2 million during the first nine months of 2024 compared to $14.7 million in net cash used in the first nine months of 2023. The decrease was attributed to a $4.5 million decrease in cash purchases of property and equipment, partially offset by a $1.0 million decrease in proceeds from the sale of property and equipment (including insurance), each in comparison to the first nine months of 2023.
Financing Activities
Net cash used in financing activities was $2.1 million during the first nine months of 2024 compared to $11.6 million in net cash used in the first nine months of 2023. The decrease was primarily attributed to the $307.3 million redemption of the 2023 Notes as well as $6.3 million in debt issuance costs associated with the Units offering in the first nine months of 2023, neither of which reoccurred in the first nine months of 2024. The decrease in net cash used was also partially due to $8.2 million in proceeds received from the issuance of common stock under our ATM program in the first nine months of 2024 that did not occur in the first nine months of 2023. Additionally, the decrease was partly attributed to a $5.0 million reduction in payments on the ABL Credit Facility between periods. The overall decrease in net cash used was largely offset by $279.8 million in proceeds received from the Units offering in the first nine months of 2023, that did not reoccur in the first nine months of 2024. The decrease was also offset by a $37.0 million reduction in proceeds from the ABL Credit Facility between periods, as well as a $0.6 million increase in payments on short term debt between periods.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
We are currently out of compliance with the NYSE minimum market capitalization requirement and are at risk of the NYSE delisting our common stock; such a delisting could negatively impact us as it would likely reduce the liquidity and market price of our common stock, which in turn would, among other things, negatively impact our ability to raise equity financing.
On October 21, 2024, we received written notification (the “Notice”) from the NYSE that we no longer satisfy the continued listing compliance standards set forth under Section 802.01B of the NYSE Listed Company Manual (the “NYSE Manual”) because our average global market capitalization was less than $50,000,000 over a consecutive 30 trading-day period that ended on October 18, 2024 and, at the same time, our last reported stockholders’ equity was less than $50,000,000.
In accordance with NYSE procedures, we have 45 days from receipt of the Notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the NYSE’s continued listing standards within 18 months of our receipt of the Notice. We intend to develop and submit a plan to bring the Company into compliance with the listing standards within the required timeframe (the “Plan”), which would be reviewed by the Listings Operations Committee of the NYSE (the “Listings Committee”). If the Listings Committee does not accept the Plan, the NYSE will commence suspension and delisting procedures. If the Listings Committee accepts the Plan, our common stock would continue to be listed on the NYSE during the 18-month cure period, subject to our compliance with other continued listing requirements, and we will be subject to quarterly review for compliance with the Plan. If we fail to meet material aspects of the Plan or any quarterly milestones contained in the Plan, the NYSE may commence suspension and delisting procedures. If we fail to regain compliance with Section 802.01B of the NYSE Manual at the end of the cure period, the NYSE will commence suspension and delisting procedures. The NYSE may also commence suspension and delisting procedures if the average closing price of our common stock falls below $1.00 per share over a period of 30 consecutive trading days (the “minimum share price condition”) or our common stock trades at an “abnormally low” price. In April 2020, we received written notification from the NYSE that we did not satisfy the minimum share price condition; although we regained compliance with this condition in June 2020, there is no assurance that we will be able to continue to do so.
A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock and thus (i) reduce the number of investors willing to hold or acquire our common stock, which would negatively impact our ability to access equity markets and obtain financing and (ii) impair our ability to provide equity incentives to our employees.
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

Nine Energy Service, Inc.

Date:	October 31, 2024	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 31, 2024	By:	/s/ Guy Sirkes
Guy Sirkes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)