Form 10-K
period 2024-12-31
Nine Energy Service, Inc.
filed 2025-03-06
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   ☐       No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 28, 2024) was $50,112,683.
The number of shares of the registrant’s common stock outstanding at March 3, 2025 was 42,348,643.

DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders.

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
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected. Significant factors that are likely to affect near-term commodity prices include geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war, and terrorism in oil producing countries or regions, particularly the Middle East, Russia, South America, and Africa; actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations that relate to or impact oil production and supply; weather conditions; the effect of U.S. energy, monetary, and trade policies; and the pace of economic growth in the U.S. and throughout the world.
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
We offer a variety of completion applications and technologies to match customer needs across the broadest addressable completions market. Our comprehensive well solutions range from cementing the well at the initial stages of the completion, preparing the well for stimulation, isolating all the stages of an extended reach lateral, and the drilling out of isolation tools. Our completion techniques are specifically tailored to the customer and geology of each well. At the initial stage of a well completion, our lab facilities produce customized cementing slurries used to secure the production casing to ensure well integrity throughout the life of the well. Once the casing is in place, we utilize our proprietary tools at the toe (end) of the well, often called stage one, to prepare for the well stimulation process. Following stage one, we perform plug-and-perf completions using a wireline or electric wireline truck and reel, as well as our composite, hybrid, or dissolvable frac plugs. Through our wireline units, we provide plug-and-perf services that, when combined with our fully-composite, hybrid, or dissolvable frac plugs, create perforations to isolate and divert the fracture to the correct stage. Our completion tool technology focuses on composite, hybrid, and dissolvable frac plugs that isolate stages in a completion but also includes a number of other patented technologies sold in North America and abroad. Our equipment also includes large-diameter coiled tubing units that are capable of reaching the farthest depths for the removal of plugs and cleaning of the wellbore to prepare for production.
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
From January 2018 through December 2024, we completed approximately 26,000 cementing jobs, with an on-time rate of approximately 89%. Punctuality of service is one of the primary metrics that E&P operators use to evaluate the cementing services they receive. Key contributors to our 89% on-time rate include our lab capabilities, personnel, close proximity to our customers’ acreage, dual-sided bulk loading plants, and our service-driven culture.
Completion Tools: We provide downhole solutions and technology used for multistage completions. Our comprehensive completion service offerings are mostly comprised of composite, hybrid, and dissolvable frac plugs in a variety of sizes to isolate stages during plug-and-perf operations. We have coupled patented tool designs with proprietary materials for our dissolvable offering, enabling us to serve the entire addressable plug market. With this ability, we have traditional and long-range plugs to address every type of wellbore situation. Our frac plug technology is complemented by our unconventional open hole and cemented completion tool products, such as liner hangers and accessories, fracture isolation packers, frac sleeves, stage one prep tools, casing flotation tools, specialty open hole float equipment, disk subs, composite cement retainers, and centralizers. Our tool portfolio also includes a multi-cycle barrier valve to address the international, conventional markets.
Our systems provide completion efficiencies at the wellsite by reducing our customers’ equipment needs and stimulation time and allowing for specific zonal treatment. Our dissolvable frac plugs help operators reduce cycle times to bring production online faster, decrease the amount of equipment and people needed on location, and significantly reduce carbon emissions compared to a traditional composite plug completion. Through these reductions in cycle time, our dissolvable plugs can help increase our customers’ internal rate of return and provide a safer and more efficient working environment. From January 2018 through December 2024, we deployed approximately 557,700 isolation, stage one, and casing flotation tools.
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
The majority of our wireline work consists of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth. We deploy proprietary specialized tools like our fully-composite, hybrid, and dissolvable frac plugs through our wireline units. From January 2018 through December 2024, we completed approximately 189,500 wireline stages with a success rate of over 99%.
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
Our coiled tubing units carry data acquisition and dissemination technology, allowing our customers to monitor jobs via a web interface. Our “extended reach” units are capable of reaching the toe of wells with total measured depths of 27,000 feet and beyond, including lateral lengths in excess of 12,500 feet, keeping pace with the industry’s most challenging downhole environments. While we specialize in larger-diameter (2 3/8” and 2 5/8”) coiled tubing units, we also offer 2” and 1 1/4”

diameter solutions to our customers. From January 2018 through December 2024, we have performed approximately 8,300 jobs and deployed more than 218 million running feet of coiled tubing, with a success rate of over 99%.
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
Customers
Our customer base includes a broad range of integrated and independent E&P companies. For the year ended December 31, 2024, our top five customers collectively accounted for approximately 25% of our revenues.
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
Our major competitors include Halliburton Company, Schlumberger Limited, NCS Multistage, Patterson-UTI Energy, KLX Energy Services Holdings, Innovex International, and a significant number of private and locally-oriented businesses.
Suppliers
We purchase a wide variety of raw materials, parts, and components that are manufactured and supplied for our operations from various suppliers. While we are not dependent on any single supplier for those materials, parts, or components, certain product lines depend on a limited number of third-party suppliers and vendors. During the year ended December 31, 2024, no supplier of the materials used in our services provided over 10% of our materials or equipment as a percentage of overall costs.
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
Risk Management and Insurance
Our operations are subject to hazards inherent in the oil and natural gas industry, including, but not limited to, accidents, blowouts, explosions, craterings, fires, oil spills, and hazardous materials spills. These conditions can cause personal injury or loss of life; damage to, or destruction of, property, the environment, and wildlife; and the suspension of our and/or our customers’ operations.

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
Despite our efforts to maintain high safety standards, from time to time, we have suffered accidents, and there is a risk that we will experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs, insurability, and relationships with customers, employees, and regulatory agencies. In particular, in recent years, many of our large customers have placed an increased emphasis on the safety records of their service providers. Any significant increase in the frequency or severity of these incidents, or the general level of compensatory payments, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance and could have other material adverse effects on our financial condition and results of operations.
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
Employees
As of December 31, 2024, we had 1,077 employees, all of which were full-time. We are not a party to any collective bargaining agreements.
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
Comprehensive Environmental Response, Compensation, and Liability Act
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred and anyone who transported, disposed, or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several and strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
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
Transportation Safety and Compliance
As of December 31, 2024, we operated a fleet in excess of 580 commercial motor vehicles. As such, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (the “DOT”) and analogous state agencies and their applicable federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Materials Regulations for interstate travel promulgated by the FMCSA under the DOT and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. In connection with these rules, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

Water Discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States (“WOTUS”) and state waters. The discharge of pollutants into, and other impacts to, regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “Corps”) or an analogous state agency. The scope of federal jurisdictional reach over waters of the United States has been subject to substantial revision in recent years. In 2015, the EPA and the Corps issued a rule defining the scope of federal jurisdiction over WOTUS, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in 2020. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with, or are otherwise indistinguishable from, traditional navigable waters. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, roughly half of the states and other plaintiffs are continuing to challenge the September 2023 rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of Clean Water Act jurisdiction generally. In addition, in an April 2020 decision defining the scope of the Clean Water Act that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to a WOTUS through groundwater require a permit if the discharge is the “functional equivalent” of a direct discharge. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the Clean Water Act. In November 2023, the EPA issued draft guidance describing the functional equivalent analysis and the information that should be used to determine which discharges through groundwater may require a permit. However, in January 2025, President Trump issued executive orders directing (i) the EPA and the Corps to identify planned or potential actions that could be subject to emergency treatment under Section 404 of the Clean Water Act and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including all existing regulations and guidance documents, that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, future implementation and enforcement of these rules and policies is uncertain at this time. To the extent a future rule or court decision expands Clean Water Act jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture, or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of wastewater and storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability, such as strict liability and natural resources damages liability, for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
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
In June 2016, the EPA finalized regulations establishing New Source Performance Standards, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In December 2023, the EPA issued a final rule, under the CAA’s New Source Performance Standards, intended to reduce methane emissions from new and existing oil and gas sources. The new rule makes the existing regulations in Subpart OOOOa more stringent and creates a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources that commenced construction, modification, or reconstruction after December 6, 2022, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). The new rule phases out flaring through Subpart OOOOb, which prohibits routine flaring from new oil wells after the phase-in period, and through a new Subpart OOOOc, which prohibits flaring absent a showing of technical infeasibility for existing wells with documented methane emissions of 40 tons per year or more. In addition, the final rule establishes “Emissions Guidelines” in Subpart OOOOc, which requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by EPA. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources (i.e., sources constructed prior to December 6, 2022) to comply. The final rule is subject to ongoing litigation but remains in effect. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of the final rule remains uncertain at this time.
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
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the U.S., coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. In November 2020, under the first Trump Administration, the U.S. withdrew from the Paris Agreement; however, various corporations, investors, and U.S. state and local governments continued to publicly pledge to further the goals of the Paris Agreement. In February 2021, under the Biden Administration, the United States rejoined the Paris Agreement and set a target to reduce U.S. GHG emissions by 50-52% by the year 2030 as compared with 2005 levels. In addition, in September 2021, the Biden Administration publicly announced the Global Methane Pledge, a pact that commits its signatories to the collective goal of reducing global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. At the 27th Conference of the Parties, the United States agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. At the 28th Conference of the Parties, member countries agreed to the first “global stocktake,” which calls on countries to contribute to global efforts, including a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030, accelerating efforts toward the phase-down of unabated coal power, phasing out inefficient fossil fuel subsidies, and transitioning away from fossil fuels in energy systems. Most recently, at the 29th Conference of the Parties, delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The full impact of these actions remains unclear at this time. However, various state and local governments in the U.S. have publicly committed to furthering the goals of the Paris Agreement.

The U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, but no comprehensive federal laws regulating the emission of GHGs or directly imposing a price of carbon have been adopted in recent years. However, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future, and energy legislation and other regulatory initiatives have been proposed that are relevant to GHG emissions issues. For example, the Inflation Reduction Act of 2022, which appropriates significant funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain oil and gas facilities, was signed into law in August 2022. The Inflation Reduction Act amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “Waste Emissions Charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit Court of Appeals has commenced. In November 2024, the EPA finalized a rule implementing the Inflation Reduction Act’s Waste Emissions Charge, which became effective on January 1, 2025. The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 is $900 per ton emitted over annual methane emissions thresholds and increases to $1,200 in 2025 and $1,500 in 2026. In January 2025, industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit Court of Appeals. The emissions fee and funding provisions of the law could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our and our customers’ business and results of operations. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In addition, based on the timing of the rule’s finalization and statements from congressional Republicans, the Waste Emissions Charge rule is potentially vulnerable to repeal by Congress under the Congressional Review Act, and the Inflation Reduction Act may also be subject to amendment or repeal through Congressional budget reconciliation. However, many U.S. state and local governments have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at tracking and reducing GHG emissions by means of carbon taxes, policies or incentives to encourage the use of renewable energy or alternative low-carbon fuels, the development of GHG inventories, and cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting GHGs.
The adoption of any new climate change-related legislation or regulation, including any such legislation or regulation that restricts emissions of GHGs from the equipment and operations of our customers or with respect to the oil and natural gas they produce, could adversely affect demand for our products and services. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, and results of operations. In June 2024, the U.S. Supreme Court issued a ruling in Loper Bright Enterprises v. Raimondo that ended the use of the Chevron doctrine when courts analyze federal regulations. The Chevron doctrine required courts to defer to the reasonable interpretation of agencies when deciding if a regulation reflected the intent of Congress. While the end of Chevron is likely to introduce new complexity for federal agencies and administration of climate change policy and regulatory programs, many of these initiatives are expected to continue. Moreover, incentives to conserve energy or use alternative energy sources, such as policies designed to increase utilization of zero-emissions or electric vehicles, as a means of addressing climate change could reduce demand for the oil and natural gas produced by our customers and, in turn, could adversely affect demand for our products and services. Finally, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.
Regulations requiring the disclosure of GHG emissions, and other climate-related information or information substantiating climate-related claims, are also increasingly being adopted or proposed at the federal and state level. For example, at the state level, California enacted legislation in October 2023 that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 GHG emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures.
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
There is considerable uncertainty surrounding regulation of the emissions of methane, which may be released during hydraulic fracturing. In addition to the EPA’s new Subpart OOOO regulations discussed above, other federal agencies have promulgated rules regulating methane. In April 2024, the U.S. Bureau of Land Management (the “BLM”) finalized a rule to reduce the waste of natural gas during the production of oil and gas on federal and tribal lands. The final rule took effect in June 2024. However, in May 2024, the states of North Dakota, Texas, Montana, Wyoming, and Utah challenged the rule. In September 2024, the U.S. District Court for the District of North Dakota granted a motion prohibiting the BLM from enforcing the rule against those states pending the outcome of the litigation. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of the final rule remains uncertain at this time.
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
Various studies analyzing the potential environmental impacts of hydraulic fracturing have also been performed. For example, in December 2016, the EPA issued a report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. As described elsewhere in this Annual Report, these risks are regulated under various state, federal, and local laws. To date, the EPA has taken no further action in response to the 2016 report.
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
National Environmental Policy Act
Businesses and operations of our customers that are carried out on federal lands may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the Department of the Interior (the “DOI”), to evaluate major agency actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. In July 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations in an effort to streamline approvals for projects. In October 2021, the Council on Environmental Quality announced its Phase I rule, the first of two planned rules to roll back the 2020 rule, which was finalized in April 2022. The Phase I final rule generally restores certain regulatory provisions that were in effect prior to the 2020 rule. In May 2024, CEQ finalized the Phase II rule, which accelerates NEPA reviews while maintaining consideration of relevant environmental, climate change, and environmental justice effects of a proposed project. Several states and environmental groups have challenged the Phase II rule in federal district court. The CEQ’s changes could result in increased NEPA review timelines for projects involving agency action regarding federal lands, federal funds, or federal permits or approvals. Additionally, in November 2024, a federal appeals court found that CEQ lacks statutory authority to issue NEPA regulations binding on other federal agencies. However, the court’s holding was confined to striking down the agencies’ action under review on separate grounds, and CEQ’s Phase I and II rules remain in effect. However, in January 2025, President Trump issued an executive order requiring CEQ to provide guidance on implementing NEPA and to propose rescinding and replacing CEQ’s NEPA regulations with implementing regulations at the agency level. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our customers’ business and operations, which could ultimately result in decreased demand for our services.
Endangered Species Act and Migratory Bird Treaty Act
The Endangered Species Act (“ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. In April 2024, the FWS finalized three rules that revise regulations regarding listing and reclassification of species and designation of critical habitat. These rules also clarify definitions that impact interagency cooperation and reinstated the general application of the “blanket rule” option for protecting newly listed threatened species. These rules were challenged in August 2024 in the Northern District of California. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. In January 2021, the DOI finalized a rule limiting application of the MBTA; however, the DOI revoked the rule in October 2021 and issued an advance notice of proposed rulemaking seeking comment on the DOI’s plan to develop regulations that authorize incidental take under certain prescribed conditions. The DOI has not yet issued a proposed rule. However, in January 2025, President Trump issued an executive order declaring a national energy emergency under the National Emergencies Act. As part of that executive order, agencies were directed to use, to the maximum extent permissible, the ESA regulation on consultations in emergencies to facilitate the domestic energy supply. The executive order also requires the quarterly convening of the Endangered Species Act Committee to ensure prompt and efficient review of all submissions for potential actions that could facilitate energy development. President Trump also issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of the rules impacting the ESA and the MBTA are uncertain. If our customers were to have areas within their business and operations designated as critical or suitable habitat for a protected species, it could decrease demand for our services and have a material adverse effect on our business. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures that may adversely impact our business or operations.

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
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies, which are strongly influenced by current and expected oil and natural gas prices. Volatility or weakness in oil and natural gas commodity prices (or the perception that oil and natural gas commodity prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. Historically, oil and natural gas commodity prices have been extremely volatile. During the five years ending December 31, 2024, the posted price for West Texas Intermediate (“WTI”) oil has ranged from a low of $(36.98) per barrel in April 2020 to a high of $123.64 per barrel in March 2022, and the Henry Hub spot market price of gas has ranged from a low of $1.21 per MMBtu in November 2024 to a high of $23.86 per MMBtu in February 2021. The average WTI price for 2024 was $76.63. Moreover, the theme of capital discipline for E&P operators in the energy industry has led to a disconnect between commodity prices and market activity. If prices of oil and natural gas decline or our customers do not increase capex and activity levels, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
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
In addition, the enactment of climate change-related regulations, policies, and initiatives (at the government, corporate, and/or investor community levels) may in the future result in increases in our compliance costs and other operating costs and have other adverse effects (e.g., greater potential for governmental investigations or litigation). For further discussion regarding the risks posed to us by climate change-related regulations, policies, and initiatives and by negative public perception of the oil and gas industry, see the discussions below in “Negative public perception of the oil and gas industry could adversely affect our operations and our ability raise debt and equity capital” and “Existing or future laws and regulations related to GHGs and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition.”
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
In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their environmental, social, and governance (“ESG”) and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet sustainability goals and targets that we have set) as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.
In addition, the Company’s efforts to research, establish, accomplish, and accurately report on the implementation of our sustainability strategy, including any specific sustainability objectives, may also create additional operational risks and expenses and expose us to reputational, legal, and other risks. While we create and publish voluntary disclosures regarding sustainability matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many sustainability matters.
Our operations, projects, and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities, and others. We may face pressure from stakeholders, many of whom are focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint, and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, and difficulty securing investors and access to capital.
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
As of December 31, 2024, we had $300.0 million of 13.000% Senior Secured Notes due 2028 (the “2028 Notes”) outstanding, and we had $47.0 million of borrowings outstanding under the ABL Credit Facility (as defined and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report). Subject to the restrictions in the ABL Credit Agreement (as defined and described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report) and the indenture governing the 2028 Notes, we may incur substantial additional indebtedness (including secured indebtedness) in the future. Our current or future level of indebtedness could have significant adverse consequences on our business and future prospects, including in the following ways:
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
Our equipment requires capital investment in maintenance, upgrades, and refurbishment to maintain their competitiveness. For the years ended December 31, 2024 and 2023, we spent approximately $10.4 million and $12.6 million, respectively, on capital expenditures related to maintenance. Our equipment typically does not generate revenue while it is undergoing maintenance, upgrades, or refurbishment. Any maintenance, upgrade, or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects, and results of operations and may increase costs. In addition, although such projects may require material capital expenditures, there is no assurance that they will generate a positive return.
Seasonal and adverse weather conditions and the physical risks arising from climate change may have a negative impact on our business and result of operations, including by impacting operations, increasing costs, and adversely affecting demand for our products and services.
Weather can have a significant impact on demand for our services and products as consumption of energy is seasonal, and any variation from normal weather patterns or cooler or warmer summers and winters can have a significant impact on demand. In addition, adverse weather conditions, such as hurricanes, tropical storms, and severe cold weather, may interrupt or curtail our operations or our customers’ operations, cause supply disruptions, and damage our equipment and facilities, which may or may not be insured. In addition, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, extreme temperatures, and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services; cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves, which may not be fully insured; adversely impact our or our customers’ operations, workforce, supply chain or distribution chain; or potentially lead to increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. During the winter months (portions of the first and fourth quarters) and periods of heavy snow, ice, or rain, particularly in the northeastern U.S., Michigan, North Dakota, Wyoming, and western Canada, our customers may delay operations, or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. For both the years ended December 31, 2024 and 2023, we generated approximately 0.3% of our revenue from our operations in western Canada. Lastly, throughout the year heavy rains adversely affect activity levels because well locations and dirt access roads can become impassible in wet conditions.
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
Our customers are engaged in the oil and natural gas E&P business, which has been historically volatile. For the year ended December 31, 2024, our five largest customers collectively accounted for approximately 25% of total revenues. If we were to lose several key alliances over a relatively short period of time or if one of our largest customers fails to pay or delays in paying a significant amount of our outstanding receivables, we could experience an adverse impact on our business, financial condition, results of operations, cash flows, and prospects. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.
The cost of raw materials, parts, and components that are manufactured and supplied for our operations may be adversely affected by tariffs imposed by the U.S. government on products imported into the United States and tariffs or other retaliatory trade measures imposed by other jurisdictions. Tariffs and other trade restrictions could also disrupt our supply chain and logistics, restrict or limit the availability of materials or supplies, and cause adverse financial impacts due to volatility in foreign exchange rates and interest rates or inflationary pressures on raw materials and energy. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position, and cash flows. Recently, the United States has proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, increased economic sanctions on individuals, companies, or countries, and other government regulations affecting trade between the United States and other countries where we have business relationships, including with suppliers, and a number of other nations have proposed similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, results of operations, and financial position.
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
Our operations are subject to stringent federal, state, local, and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, GHGs, air pollution, the environment, occupational health and safety, chemical use and storage, waste management, waste disposal, and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills of hazardous materials onto or into surface or subsurface soils, surface water, or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination, and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions, or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil, and/or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures, and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance, or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil, and/or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location, and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects, and results of operations. Additionally, an increase in regulatory requirements or limitations, restrictions, or moratoria on oil and natural gas exploration and completion activities at a federal, state, or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition.
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
Changes in environmental requirements related to GHG emissions and climate change may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements, including land use policies responsive to environmental concerns (e.g., numerous cities, including in Colorado, New York, Massachusetts, and Maryland, have, to varying degrees, banned the use of natural gas in new construction, and other cities are considering similar initiatives). Federal, state, and local agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of GHGs in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas.
Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition. Additionally, regulations requiring the disclosure of GHG emissions and other climate-related information are increasingly being adopted or proposed at the federal and state level. For example, California enacted legislation in October 2023 that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 GHG emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Any enhanced climate disclosure obligations could result in increased compliance burden and operating costs as well as increased litigation risk related to the required disclosures. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors. See “Business – Regulatory Matters – Climate Change” for more information on existing and proposed climate change regulation.
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
The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act (“UKBA”), Canada’s Corruption of Foreign Public Officials Act (the “CFPOA”), and similar anti-bribery and anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or improperly providing anything of value for the purpose of obtaining or retaining business. We operate and make sales in parts of the world that may be viewed as higher risk for corruption or may have experienced some corruption in the past, and in some instances, strict compliance with the FCPA, UKBA, CFPOA, and similar anti-bribery laws may conflict with local practices. We are also subject to export control and economic sanctions laws and regulations, including those implemented by the U.S. Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the European Union and its member states, Her Majesty’s Treasury of the United Kingdom, and other relevant sanctions authorities. These measures can prohibit or restrict transactions and dealings with certain designated persons and in certain countries in which we conduct business. Despite efforts to ensure compliance, there can be no assurance that our directors, officers, employees, agents, and third-party intermediaries will comply with such laws and regulations. We can be held liable for violations under such laws and regulations either due to our acts or omissions or due to the acts or omissions of others, including intermediaries and agents working on our behalf.
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
The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, and limits on vehicle weight and size. For example, in June 2020, the FMCSA revised its Hours-of-Service Rule to modify break requirements for drivers and the number of hours they may drive in adverse conditions; and in November 2024, the FMCSA’s rules were updated to require state driver licensing agencies to query the Clearinghouse before issuing, renewing, or upgrading a commercial driver’s license to confirm compliance with FMCSA rules. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency, and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices, and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours, and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state, or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

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
We may become involved in dispute resolution or litigation proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution or litigation proceedings, a third-party defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate dispute resolution or litigation proceedings against us by asserting that our businesses infringe, impair, misappropriate, dilute, or otherwise violate another party’s intellectual property rights. For example, in April 2020, a third party filed a lawsuit asserting that our BreakThru Casing Flotation DeviceTM infringed its intellectual property rights, and in January 2022, a jury in the Western District of Texas, Waco Division, found in the third party’s favor. However, we intend to appeal the jury’s verdict. We may not prevail in such appeal or in any other proceedings relating to intellectual property rights, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute, or otherwise violate the intellectual property rights of others, in which case we may be required to pay damages or other compensation to the other party (which could be costly) and/or cease use of such intellectual property. Also, as a part of resolving such disputes, we may enter into licenses, cross-licenses, or other agreements, which could reduce the value of our existing intellectual property rights. The results or costs of any such dispute resolution or litigation proceedings may have an adverse effect on our business, operating results, and financial condition. Any dispute resolution or litigation proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable, and could have an adverse effect on our business, regardless of its outcome.
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
Our long-term success depends, in part, on our ability to effectively address changing customer demands, as well as government regulation and required disclosure regarding ESG. These demands and regulations include, but are not limited to, the creation of ESG-related policies and procedures, the quantification of our greenhouse gas emissions, and evaluation of risk and opportunities. These customer preferences and government requirements could cause us to continue to adapt our equipment and technology offerings, as well as increase internal costs to address changes in ESG requirements. If ESG-related requirements change faster than anticipated or in a manner we do not anticipate, demand for our services could be adversely affected.
Some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing, and marketing resources to research and development of new systems, services, and technologies and may have a larger number of manufacturers for their products or ability to manufacture their own products. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage if we are not able to develop and implement new technologies or products on a timely basis or at an acceptable cost. If we are unable to compete effectively given these risks, our business and results of operations could be adversely affected.
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
The delivery of our services and products requires personnel with specialized skills and experience, including personnel who can perform physically demanding work, and our success depends, in large part, upon our ability to employ and retain key employees, technical personnel, and other skilled and qualified workers. To attract and retain qualified employees, we must compensate them at market levels. If we are unable to continue to attract and retain qualified employees or do so at rates necessary to maintain our liquidity and competitive position, our business, financial condition, or results of operations could suffer. Workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment as a result of the volatility in the oilfield service industry and the demanding nature of our work. There has been a reduction of the available skilled labor force to service the energy industry. To the extent that there is an increase in demand for our products or services, there is no assurance that the availability of skilled labor will improve. If we are unable to employ and retain skilled workers, our capacity and profitability could be diminished, and our growth potential could be impaired.
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
The sale of a substantial number of shares of our common stock by the Company or a holder of a substantial number of shares of our common stock in the public markets could have a material adverse effect on the price of our common stock and dilute our stockholders. In November 2023, we entered an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Agent”). Pursuant to the Equity Distribution Agreement, we may, from time to time, sell, shares of our common stock having an aggregate offering price of up to $30.0 million through the Agent acting as the Company’s sales agent (the “ATM Program”). Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made, and any price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement and such parameters, the Agent may sell the shares by any method deemed to be an “at the market offering” as defined by Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through the NYSE. The Agent may also sell shares in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law, subject to our prior written consent. In addition to any shares issued through the ATM Program, we may issue shares of our common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and growth plans or to adjust our ratio of debt-to-equity. We cannot predict the size of future issuances or sales of our common stock or the effect, if any, that future issuances and sales of shares of our common stock could have on the market price of our common stock.
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
In 2024, we derived 4.6% of our revenue from sales to customers outside of the U.S. Sales to customers in countries other than the U.S. are subject to various risks, including:
•volatility in political, social, and economic conditions;
•social unrest, acts of terrorism, war, or other armed conflicts;
•confiscatory taxation or other adverse tax policies;
•deprivation of contract rights;
•trade and economic sanctions or other restrictions;
•the imposition of duties and tariffs and other trade barriers;
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
In accordance with NYSE procedures, we had 45 days from receipt of the Notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the NYSE’s continued listing standards within 18 months of our receipt of the Notice. We developed and submitted a plan to bring the Company into compliance with the listing standards within the required timeframe (the “Plan”), which was reviewed by the Listings Operations Committee of the NYSE (the

“Listings Committee”). The Listings Committee accepted our Plan, and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to our compliance with other continued listing requirements, and we will be subject to quarterly review for compliance with the Plan. If we fail to meet material aspects of the Plan or any quarterly milestones contained in the Plan, the NYSE may commence suspension and delisting procedures. If we fail to regain compliance with Section 802.01B of the NYSE Manual at the end of the cure period, the NYSE will commence suspension and delisting procedures. The NYSE may also commence suspension and delisting procedures if the average closing price of our common stock falls below $1.00 per share over a period of 30 consecutive trading days (the “minimum share price condition”) or our common stock trades at an “abnormally low” price. In April 2020, we received written notification from the NYSE that we did not satisfy the minimum share price condition; although we regained compliance with this condition in June 2020, there is no assurance that we will be able to continue to do so.
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
As of December 31, 2024, we had federal and state income tax NOLs of approximately $498.7 million, which will begin to expire between 2025 and 2034. Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred, or were to occur, with respect to a corporation following its recognition of an NOL, utilization of such NOL would be subject to an annual limitation under Section 382, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382. However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change. In the case of an NOL that arose in a taxable year beginning before January 1, 2018, any unused annual limitation with respect to an NOL generally may be carried over to later years, subject to the expiration of such NOL 20 years after it arose.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Identifying, assessing, and managing cybersecurity risks is an important component of our overall enterprise risk management program. Our cybersecurity programs have been developed based on the National Institute of Standards and Technology Cybersecurity Framework and seek to protect us against cybersecurity risks. Among other things, these programs generally involve maturity evaluations and assessments by third parties, vulnerability scanning, employee testing and training, technical and business team-focused tabletop exercises, business continuity planning, incident response planning, and data security assessments of third-party service providers as a part of vendor management.
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
Board Oversight and Management’s Role
Our Board of Directors (the “Board”) considers cybersecurity risk as part of its risk oversight function and has assigned oversight of cybersecurity risk management to the Audit Committee. The Audit Committee regularly receives reports from our management, including the SC (defined below) and our senior IT leadership and third parties on cybersecurity matters. The Audit Committee reports to the Board regarding its activities, including those related to cybersecurity. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed therein, in regular business updates.
We have established a Security Committee (the “SC”), comprised of senior departmental leadership including our Chief Financial Officer, Executive Vice President and General Counsel, Senior Vice President – Strategic Development and Investor Relations, Vice President – IT, Vice President – Internal Audit, and Vice President – Corporate Operations, each of whom has between 10 to 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats. The SC meets quarterly to discuss and review cybersecurity concerns that arise during the year. The SC also identifies areas that should be addressed and reviews and updates security policies, as necessary. The SC has primary management oversight responsibility for assessing and managing risks from cybersecurity threats.
Our senior IT leadership is responsible for the day-to-day management and development of appropriate cybersecurity programs, including as may be required by applicable law or regulation. Our senior IT leadership monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents as part of the cybersecurity programs described above, works closely with the SC, and reports regular updates to the Audit Committee. Our IT team is led by our Vice President – IT, who has over 13 years of experience managing global IT operations, including strategy, applications, infrastructure, information security, support, and execution.
Item 2.    Properties
The following table describes the material facilities owned or leased by us as of December 31, 2024.

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
Holders
As of March 3, 2025, we had 58 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, oil and natural gas prices have been extremely volatile, and commodity prices continued to be volatile in 2024. During 2024, natural gas prices continued to be extremely depressed, with average natural gas prices of $2.19 for 2024, which is 14% lower than average prices in 2023, which had already declined by over 60% as compared to 2022. This sustained lower natural gas price environment resulted in decreased activity and lower rig counts, especially in natural gas-levered basins like the Haynesville. The Haynesville rig count declined by 30% between 2024 and 2023, from 44 rigs at the end of the year in 2023 to 31 rigs at the end of 2024. This decline was in addition to the previously sustained decline of 28 rigs, or 39%, between 2023 and 2022, from 72 rigs at the end of the year in 2022 to 44 rigs at the end of 2023. The decline in rig count between the end of the year 2024 and the end of the year 2022 was approximately 57%. It also led to pricing pressure from customers, impacting both revenue and margins. During the third quarter of 2024, WTI prices dropped below $70 compared to the highest price in 2024 of $87.69, due to OPEC and other oil exporting nations potentially bringing production back. The ongoing conflict in the Middle East and demand from China, if weaker than expected, could have an impact on oil prices moving forward as well. Nonetheless, as discussed below, activity levels have remained relatively stable in oil-levered basins.
Due to the spot-market nature of our business, our revenue and profitability generally moves very similarly to rig, frac, and stage counts in U.S. rig count. Since the end of 2023, the U.S. rig count declined by around 33 rigs, or approximately 5%, through the end of 2024. This is following a rig count decline of over 150 rigs from the end of 2022 to the end of 2023, creating an already depressed oil and gas market. In 2024, most public operators with acreage in oil-levered basins, like the Permian, kept activity and capital expenditure levels relatively flat year-over-year. However, both private and public operators with acreage in gas-levered basins, like the Haynesville and in the Northeast, maintained low activity levels in conjunction with low natural gas prices.
During the second half of 2024, despite a declining rig count environment, we outperformed market drivers and improved our revenue in both the third and fourth quarter sequentially. This improvement was driven in large part by market share gains achieved by our cementing division, which we believe differentiated itself in the market with its advanced cementing slurries and excellent wellsite execution. We also had market share gains in our completion tools division that positively impacted earnings in the fourth quarter of 2024. We did have minimal negative impacts in the fourth quarter of 2024 due to typical budget exhaustion, weather, and holiday slow-downs, specifically in the Northeast. With our recent market share gains, our customers re-setting capital budgets, and supportive commodity prices, we anticipate revenue and profitability for the first quarter of 2025 will be up compared to the fourth quarter of 2024.
We remain cautiously optimistic on the outlook for the energy sector, and we believe there is potential upside for North American activity levels, especially if natural gas prices remain supportive. We also believe that there could be a moderate increase in activity in 2025 over fourth quarter of 2024 levels if commodity prices are supportive and customer budgets are reset and believe that we are well-positioned to capitalize on an improving market, should it materialize.
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

Results of Operations

	Year Ended December 31,
	2024	2023	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$554,104	$609,526	$(55,422)	(9)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	456,729	490,750	(34,021)	(7)%
Adjusted gross profit	$97,375	$118,776	$(21,401)	(18)%

General and administrative expenses	$51,298	$59,817	$(8,519)	(14)%
Depreciation	25,594	29,141	(3,547)	(12)%
Amortization of intangibles	11,183	11,516	(333)	(3)%
Loss on revaluation of contingent liability	104	437	(333)	(76)%
Loss on sale of property and equipment	256	292	(36)	(12)%
Income from operations	8,940	17,573	(8,633)	(49)%
Non-operating expenses	49,824	49,201	623	1%
Loss before income taxes	(40,884)	(31,628)	(9,256)	29%
Provision for income taxes	198	585	(387)	(66)%
Net loss	$(41,082)	$(32,213)	$(8,869)	28%
Revenues
Revenues decreased $55.4 million, or 9%, to $554.1 million in 2024. The decrease in comparison to 2023 was prevalent across all lines of service and was primarily due to pricing decreases coupled with changes in market conditions as the average U.S. rig count for 2024 decreased 5%, in comparison to 2023. More specifically, cement revenue (including pump downs) decreased $24.7 million, or 11%, coiled tubing revenue decreased $12.2 million, or 10%, and wireline revenue also decreased $5.6 million, or 5%, all due to pricing pressure throughout the year, in comparison to 2023. In addition, tools revenue decreased $12.9 million, or 9%, due to a decrease of 11% in stages, in comparison to 2023.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $34.0 million, or 7%, to $456.7 million in 2024. The decrease in comparison to 2023 was primarily driven by a reduction in activity for certain lines of service as described under “Revenues.” More specifically, the decrease was due to a $15.4 million decrease in materials installed and consumed while performing services, a $12.5 million decrease in employee related costs, and a $6.1 million decrease in other costs such as repair and maintenance, vehicle expense, and travel, in comparison to 2023.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased $21.4 million to $97.4 million in 2024 as a result of the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses decreased $8.5 million to $51.3 million in 2024. The decrease in comparison to 2023 was primarily related to $6.4 million in costs associated with the Units offering in 2023 that did not occur in 2024. The decrease was also partially attributed to an $0.7 million decrease in employee costs, a $0.8 million decrease in marketing expenses, and a $0.6 million decrease in professional fees, each in comparison to 2023.
Depreciation
Depreciation expense decreased $3.5 million to $25.6 million in 2024. The decrease in comparison to 2023 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.

Amortization of Intangibles
Amortization of intangibles, which was comprised of technology and customer relationships, decreased $0.3 million to $11.2 million in 2024. The decrease in comparison to 2023 was due to certain intangible assets being fully amortized over the last twelve months.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.1 million loss on the revaluation of contingent liability in 2024 compared to a $0.4 million loss in 2023. The losses for both periods were related to increases in the fair value of the earnout associated with our acquisition Frac Technology AS.
Non-Operating Expenses (Income)
Non-operating expenses increased $0.6 million to $49.8 million in 2024. The increase in comparison to 2023 was primarily attributed to a $0.4 million decrease in interest income earned on cash in 2024, as our average cash balance in 2024 decreased in comparison to 2024, coupled with a $0.2 million increase in interest expense on the 2028 Notes in 2024 compared to interest expense on the 2023 Notes (as defined and described below) and the 2028 Notes in 2023.
Provision (Benefit) for Income Taxes
Our effective tax rate was (0.5)% for 2024 and (1.8)% for 2023. Our tax provision for 2024 was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss) and Adjusted EBITDA
Net loss increased $8.9 million, or 28%, to $41.1 million, and Adjusted EBITDA decreased $19.8 million, or 27%, to $53.2 million for 2024. The changes were primarily due to the fluctuations in revenue and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.
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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(41,082)	$(32,213)
Interest expense	51,321	51,119
Interest income	(849)	(1,270)
Provision for income taxes	198	585
Depreciation	25,594	29,141
Amortization of intangibles	11,183	11,516
EBITDA	$46,365	$58,878
Adjusted EBITDA reconciliation:
EBITDA	$46,365	$58,878
Loss on revaluation of contingent liability (1)	104	437
Certain refinancing costs (2)	—	6,396
Restructuring charges	701	2,027
Stock-based compensation expense	2,946	2,169
Cash award expense	2,832	2,698
Loss on sale of property and equipment	256	292
Legal fees and settlements (3)	—	69
Adjusted EBITDA	$53,204	$72,966
(1)     Amounts relate to the revaluation of contingent liability associated with a 2018 acquisition. The impact is included in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 12 – Commitments and Contingencies included in Item 8 of Part II of this Annual Report.
(2)     Amounts represent fees and expenses relating to our multiple Units offering and other refinancing activities, including cash incentive compensation to employees following the successful completion of the initial Units offering, that were not capitalized.
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
The following table provides our calculation of Adjusted ROIC for the years ended December 31, 2024 and 2023. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(41,082)	$(32,213)
Add back:
Interest expense	51,321	51,119
Interest income	(849)	(1,270)
Certain refinancing costs (1)	—	6,396
Restructuring charges	701	2,027
Adjusted after-tax net operating income	$10,091	$26,059
Total capital as of prior period-end:
Total stockholders’ deficit	$(35,630)	$(23,507)
Total debt	359,859	341,606
Less cash and cash equivalents	(30,840)	(17,445)
Total capital as of prior period-end	$293,389	$300,654
Total capital as of period-end:
Total stockholders’ deficit	$(66,064)	$(35,630)
Total debt	350,580	359,859
Less cash and cash equivalents	(27,880)	(30,840)
Total capital as of period-end	$256,636	$293,389
Average total capital	$275,013	$297,022

ROIC	(14.9)%	(10.8)%
Adjusted ROIC	3.7%	8.8%
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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(in thousands)
Calculation of gross profit:
Revenues	$554,104	$609,526
Cost of revenues (exclusive of depreciation and amortization shown separately below)	456,729	490,750
Depreciation (related to cost of revenues)	25,095	27,101
Amortization of intangibles	11,183	11,516
Gross profit	$61,097	$80,159
Adjusted gross profit reconciliation:
Gross profit	$61,097	$80,159
Depreciation (related to cost of revenues)	25,095	27,101
Amortization of intangibles	11,183	11,516
Adjusted gross profit	$97,375	$118,776

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
For 2025, our planned capital expenditure budget, excluding possible acquisitions, is expected to be between $15 million to $25 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. For example, our planned capital expenditure budget, excluding possible acquisitions, for 2024 was initially expected to be between $15.0 million and $25.0 million and was subsequently reduced to be between $10.0 million and $15.0 million in conjunction with market declines and to preserve liquidity until the market returns to more normalized levels. Although we do not budget for acquisitions, pursuing growth through acquisitions may continue to be a part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital, which we cannot guarantee.
As of December 31, 2024, we had $27.9 million of cash and cash equivalents and $24.2 million of availability under the ABL Credit Facility, which resulted in a total liquidity position of $52.1 million. Our liquidity position will continue to be impacted by the semi-annual interest payments ($19.5 million based on amounts outstanding as December 31, 2024) to the holders of the 2028 Notes, which began on August 1, 2023. We believe that, based on our current forecasts, our cash on hand, together with cash flow from operations and borrowings under the ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made, and any price below which sales may not be made. During the three months ended December 31, 2024, no shares were sold under the Equity Distribution Agreement. During the year ended December 31, 2024, 5,380,164 shares were sold under the Equity Distribution Agreement, which generated net proceeds to us of $8.2 million after deducting commissions of $0.3 million.
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

Each Unit separated into its constituent securities (the 2028 Notes and the shares of our common stock) automatically on October 27, 2023. A holder of Units could have elected to separate its Units into its constituent, in whole but not in part, on or after March 31, 2023. Prior to such date, the Units could not be separated at the option of the holder.
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
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of November 14, 2024, the Excess Cash Flow Amount was $0 and, as such, no Excess Cash Flow Offer was made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the provision of the 2028 Notes Indenture on December 31, 2024.
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
On January 17, 2023, we entered into the First Amendment to Credit Agreement (the “First ABL Facility Amendment”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which became effective on January 30, 2023. Pursuant to the First ABL Facility Amendment, the maturity date of the ABL Credit Facility was extended from October 25, 2023 to January 29, 2027. In addition, the First ABL Facility Amendment, among other changes, revised the terms of the ABL Credit Facility as follows: (a) decreased the size of the ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base, (b) changed the interest rate benchmark from London Interbank Offered Rate to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on our leverage ratio, (c) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, and (d) decreased the letter of credit sub-limit from $50.0 million to $10.0 million. Certain other changes to the terms of the ABL Credit Facility as a result of the First ABL Facility Amendment are summarized in Note 9 – Debt Obligations included in Item 8 of Part II of this Annual Report.
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

The 2018 ABL Credit Agreement, as amended by the ABL Facility Amendments (the “ABL Credit Agreement”) contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants under the ABL Credit Agreement as of December 31, 2024.
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
As of December 31, 2024, we had $47.0 million of borrowings under the ABL Credit Facility, and our availability under the ABL Credit Facility was approximately $24.2 million, net of outstanding letters of credit of $2.2 million.
Cash Flows
Our cash flows for the years ended December 31, 2024, and 2023 are presented below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating activities	$13,195	$45,509
Investing activities	(14,178)	(23,157)
Financing activities	(1,683)	(8,893)
Impact of foreign exchange rate on cash	(294)	(64)
Net change in cash and cash equivalents	$(2,960)	$13,395
Operating Activities
Net cash provided by operating activities was $13.2 million in 2024 compared to $45.5 million in net cash provided by operating activities in 2023. The decrease was primarily attributed to a $20.5 million decrease in cash provided by working capital, driven mainly by a $9.8 million decrease in cash provided by accounts receivable collections in comparison to 2023. The decrease was also partially attributed to a $11.8 million decrease in cash provided by operations driven mainly by an increased net loss in comparison to 2023.
Investing Activities
Net cash used in investing activities was $14.2 million in 2024 compared to $23.2 million in net cash used in investing activities in 2023. The decrease was attributed to a $9.8 million decrease in cash purchases of property and equipment, partially offset by a $0.8 million decrease in proceeds from the sale of property and equipment (including insurance), each in comparison to 2023.
Financing Activities
Net cash used in financing activities was $1.7 million in 2024 compared to $8.9 million in net cash used in 2023. The decrease was primarily attributed to the $307.3 million redemption of the 2023 Notes as well as $6.3 million in debt issuance costs associated with the Units offering in 2023, neither of which reoccurred in 2024. The decrease in net cash used was also partially due to $8.2 million in proceeds received from the issuance of common stock under our ATM program in 2024 that did not occur in 2023. Additionally, the decrease was partly attributed to a $2.0 million reduction in payments on the ABL Credit Facility between periods as well as an increase of $1.0 million in proceeds from short term debt, each in comparison to 2023. The overall decrease in net cash used was largely offset by $279.8 million in proceeds received from the Units offering in 2023, that did not reoccur in 2024. The decrease was also offset by a $37.0 million reduction in proceeds from the ABL Credit Facility between periods, as well as a $0.9 million increase in payments on short term debt between periods.
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
Property and Equipment
Property and equipment is stated at cost and depreciated under the straight-line method over the estimated useful life of the asset. Equipment held under finance leases is stated at the present value of its future minimum lease payments and is depreciated under the straight-line method over the shorter of the lease term and the estimated useful life of the asset. Estimated useful lives requires significant judgment, which is influenced by our historical experience in operating property and equipment, technological developments, and expectations of future demand. Should our estimates be too long or too short, we could report a disproportionate amount of losses or gains from sale or retirement.
Valuation of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the Level 3 fair value of the asset. The Level 3 fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, weighted average costs of capital, terminal growth rates, future market share, the impact of new product development, and future market conditions, among others. We believe that the estimates and assumptions used in impairment assessments are reasonable and appropriate. Impairment losses are reflected in “Income (loss) from operations” in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
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
Stock-based Compensation and Fair Market Value Determination
We account for awards of stock-based compensation at fair value on the date granted to employees and recognize the compensation expense in the financial statements over the requisite service period. Forfeitures are recorded as they occur. All stock-based compensation expense is recorded using the straight-line method and is included in “General and administrative expenses” in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nine Energy Service, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nine Energy Service, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss) and comprehensive income (loss), of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue is derived from the sale of products and services which are sold directly to customers or are consumed by customers on their well sites. For product sales, the Company typically recognizes revenue when it meets its performance obligation upon the shipment of the products from its facilities to its customer. The Company recognizes service revenue over the time the service is performed as the customer consumes and benefits from the use of the Company’s products and services for well service. The Company recognized total revenues of $554.1 million for the year ended December 31, 2024.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue upon shipment of the product or over the time the service is performed. These procedures also included, among others (i) testing, on a sample basis, revenue recognized by obtaining and inspecting source documents, such as invoices, credit memos, proof of shipment or service, and cash receipts or tracing transactions not settled to a detailed listing of accounts receivable; (ii) testing, on a sample basis, revenue transactions recorded but not yet invoiced by obtaining and inspecting proof of shipment or service; (iii) testing, on a sample basis, revenue transactions recorded near period end to evaluate whether they were recorded in the appropriate period; (iv) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as proof of shipment or service and subsequent cash receipts; and (v) evaluating, on a sample basis, terms and conditions within master service agreements.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 5, 2025
We have served as the Company’s auditor since 2011.

NINE ENERGY SERVICE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$27,880	$30,840
Accounts receivable, net	81,157	88,449
Income taxes receivable	284	490
Inventories, net	50,781	54,486
Prepaid expenses	9,982	8,869
Other current assets	380	499
Total current assets	170,464	183,633
Property and equipment, net	70,518	82,366
Operating lease right of use assets, net	37,252	42,056
Finance lease right of use assets, net	29	51
Intangible assets, net	79,246	90,429
Other long-term assets	2,567	3,449
Total assets	$360,076	$401,984
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$36,052	$33,379
Accrued expenses	30,676	36,171
Current portion of long-term debt	3,580	2,859
Current portion of operating lease obligations	11,216	10,314
Current portion of finance lease obligations	21	31
Total current liabilities	81,545	82,754
Long-term liabilities
Long-term debt	317,264	320,520
Long-term operating lease obligations	26,710	32,594
Other long-term liabilities	621	1,746
Total liabilities	426,140	437,614
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 42,348,643 and 35,324,861 shares issued and outstanding at December 31, 2024 and 2023 respectively)	423	353
Additional paid-in capital	806,231	795,106
Accumulated other comprehensive loss	(5,406)	(4,859)
Accumulated deficit	(867,312)	(826,230)
Total stockholders’ equity (deficit)	(66,064)	(35,630)
Total liabilities and stockholders’ equity (deficit)	$360,076	$401,984
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues
Service	$421,738	$464,233
Product	132,366	145,293
	554,104	609,526
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	355,636	379,365
Product	101,093	111,385
General and administrative expenses	51,298	59,817
Depreciation	25,594	29,141
Amortization of intangibles	11,183	11,516
Loss on revaluation of contingent liability	104	437
Loss on sale of property and equipment	256	292
Income from operations	8,940	17,573
Interest expense	51,321	51,119
Interest income	(849)	(1,270)
Other income	(648)	(648)
Loss before income taxes	(40,884)	(31,628)
Provision for income taxes	198	585
Net loss	$(41,082)	$(32,213)
Loss per share
Basic	$(1.11)	$(0.97)
Diluted	$(1.11)	$(0.97)
Weighted average shares outstanding
Basic	37,172,635	33,282,234
Diluted	37,172,635	33,282,234
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(547)	$(31)
Total other comprehensive loss, net of tax	(547)	(31)
Total comprehensive loss	$(41,629)	$(32,244)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Capital	Income (Loss)	Deficit)	(Deficit)
Stockholders’ equity (deficit) as of December 31, 2022	33,221,266	$332	$775,006	$(4,828)	$(794,017)	$(23,507)
Issuance of common stock associated with the Units offering	1,500,000	15	17,939	—	—	17,954
Issuance of common stock under stock compensation plan, net of forfeitures	603,078	6	(6)	—	—	—
Stock-based compensation expense	—	—	2,169	—	—	2,169
Vesting of restricted stock and stock units	517	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(32,213)	(32,213)
Stockholders’ equity (deficit) as of December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Issuance of common stock under stock compensation plan, net of forfeitures	1,643,618	16	(16)	—	—	—
Stock-based compensation expense	—	—	2,946	—	—	2,946
Issuance of common stock under ATM program	5,380,164	54	8,195	—	—	8,249
Vesting of restricted stock and stock units	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(547)	—	(547)
Net loss	—	—	—	—	(41,082)	(41,082)
Stockholders’ equity (deficit) as of December 31, 2024	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(41,082)	$(32,213)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	25,594	29,141
Amortization of intangibles	11,183	11,516
Amortization of operating leases	13,256	12,524
Amortization of deferred financing costs	7,602	7,413
Provision for doubtful accounts	526	333
Provision for inventory obsolescence	1,738	2,320
Stock-based compensation expense	2,946	2,169
Loss on sale of property and equipment	256	292
Loss on revaluation of contingent liability	104	437
Changes in operating assets and liabilities
Accounts receivable, net	6,724	16,489
Inventories, net	1,710	5,219
Prepaid expenses and other current assets	(995)	1,148
Accounts payable and accrued expenses	(2,092)	1,058
Income taxes receivable/payable	212	252
Operating lease obligations	(13,080)	(12,344)
Other assets and liabilities	(1,407)	(245)
Net cash provided by operating activities	13,195	45,509
Cash flows from investing activities
Proceeds from sales of property and equipment	585	606
Proceeds from property and equipment casualty losses	—	840
Purchases of property and equipment	(14,763)	(24,603)
Net cash used in investing activities	(14,178)	(23,157)
Cash flows from financing activities
Proceeds from issuance of common stock under ATM program	8,249	—
Proceeds from Units offering, net of discount	—	279,750
Redemption of 2023 Notes	—	(307,339)
Cost of debt issuance	—	(6,290)
Proceeds from ABL Credit Facility	3,000	40,000
Payments on ABL Credit Facility	(13,000)	(15,000)
Proceeds from short-term debt	5,762	4,733
Payments of short-term debt	(5,041)	(4,141)
Principle payments on finance leases	(49)	(217)
Payments of contingent liability	(604)	(387)
Vesting of restricted stock and stock units	—	(2)
Net cash used in financing activities	(1,683)	(8,893)
Impact of foreign currency exchange on cash	(294)	(64)
Net (decrease) increase in cash and cash equivalents	(2,960)	13,395
Cash and cash equivalents

	Year Ended December 31,
	2024	2023
Cash and cash equivalents at beginning of period	30,840	17,445
Cash and cash equivalents at end of period	$27,880	$30,840

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,939	$31,431
Cash paid for income taxes	$525	$563
Supplemental schedule of non-cash activities:
Capital expenditures in accounts payable and accrued expenses	$889	$1,107
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
Risks and Uncertainties
As Nine is a spot-market business, the Company’s business and its pricing depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices, which have been extremely volatile historically and in recent years. In addition, the Company’s earnings are affected by its ability to maintain current pricing levels, the impact of wage and labor inflation, labor shortages, and supply chain constraints. Due to the spot-market nature of its business, the Company’s revenue and profitability generally move very similarly to rig, frac, and stage counts in U.S. rig count.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023, include the accounts of Nine and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to presenting “Prepaid expenses” and “Other current assets” as separate line items in the Company’s Consolidated Balance Sheets.
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

Operating leases are included in “Operating lease right of use assets, net,” “Current portion of operating lease obligations,” and “Long-term operating lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023. Lease expense for operating leases is recognized on a straight-line basis over the lease term for 2024 and 2023.
Finance leases are included in the line items “Finance lease right of use assets, net,” “Current portion of finance lease obligations,” and “Long-term finance lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023.
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
Cash flows from the Company’s Canadian and Norwegian subsidiaries are calculated based on their functional currency. As a result, amounts related to changes in assets and liabilities reported in the Company’s Consolidated Statements of Cash Flows will not necessarily agree to changes in the corresponding balances in the Company’s Consolidated Balance Sheets.
Foreign Currency
The Company’s functional currency is the United States Dollar (“USD”). The financial position and results of operations of the Company’s Canadian and Norwegian subsidiaries are measured using their local currency as the functional currency. Revenues and expenses of the subsidiary have been translated into USD at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the date of the Company’s Consolidated Balance Sheets. The resulting translation gain and loss adjustments have been recorded as a separate component of other comprehensive income (loss) in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and its Consolidated Statements of Stockholders’ Equity (Deficit).
Accounts Receivable
The Company extends credit to customers in the normal course of business. Accounts receivable are carried at their estimated collectible amount. Trade credit is generally extended on a short-term basis; thus, receivables do not bear interest, although a finance charge may be applied to amounts past due. The Company maintains an allowance for credit losses for estimated losses that may result from the inability of its customers to make required payments. Such allowances are based upon several factors including, but not limited to, credit approval practices and industry and customer historical experience, as well as the current and projected financial condition of the specific customer. Accounts receivable outstanding longer than contractual terms are considered past due. The Company writes off accounts receivable to the allowance for credit losses when they become uncollectible. Any payments subsequently received on receivables previously written off are credited to bad debt expense.
The Company had $81.2 million and $88.4 million of “Accounts receivable, net” at December 31, 2024 and 2023, respectively. The Company maintains an allowance for credit losses based on the expected collectability of accounts receivable, which is included in “Accounts receivable, net” on the Company’s Consolidated Balance Sheets. The Company had an allowance for credit losses of $0.8 million and $0.6 million at December 31, 2024 and 2023, respectively. Bad debt expense was $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
Concentration of Credit Risk
The Company derives a significant portion of its revenues from companies in the exploration and production (“E&P”) industry, and its customer base includes a broad range of integrated and independent domestic E&P companies and international E&P companies operating in the markets that the Company serves. While current energy prices are important contributors to positive cash flow for the customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development, and production activity as well as the entire health of the oil and natural gas industry and can therefore negatively impact spending by the Company’s customers. No customer accounted for more than 10% of the revenues for the years ended December 31, 2024 and 2023.

Concentration of Supplier Risk
Purchases during the years ended December 31, 2024 and 2023 did not include purchases from any supplier that individually represented more than 10% of total operating purchases.
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
Valuation of Long-Lived Assets
Long-lived assets (defined as property and equipment and definite-lived intangible assets) by country as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(in thousands)
United States	$148,839	$171,453
International	925	1,342
	$149,764	$172,795
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, future cash flows expected to result from the use of the asset and its eventual disposal are estimated. If the undiscounted future cash flows are less than the carrying amount of the assets, there is an indication that the asset may be impaired. The amount of the impairment is measured as the difference between the carrying value and the Level 3 fair value of the asset. The Level 3 fair value is determined either through the use of an external valuation, or by means of an analysis of discounted future cash flows based on expected utilization. Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, weighted average costs of capital, terminal growth rates, future market share, the impact of new product development, and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable and appropriate. Impairment losses are reflected in “Income (loss) from operations” in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
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
Intangible assets with indefinite useful lives are not subject to amortization. For intangible assets with indefinite useful lives, an assessment for impairment is performed annually on December 31 or when there is an indication an impairment may have occurred. Intangible assets with indefinite useful lives are reviewed for impairment by comparing the carrying value of the intangible asset to the Level 3 fair value of the intangible asset. The Level 3 fair value of intangible assets with indefinite useful lives is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset. Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, royalty rates, weighted average costs of capital, terminal growth rates, future market share, the impact of new product development, and future market conditions, among others. The Company believes that the estimates and assumptions used in impairment assessments are reasonable and appropriate. The Company recognizes an indefinite-lived intangible asset impairment charge of the amount by which the carrying value of the intangible asset exceeds the Level 3 fair value of the intangible asset. Impairment losses are reflected in “Income (loss) from operations” in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, taking into effect, if any, the exercise of potentially dilutive stock options assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented as well as potentially dilutive restricted stock, restricted stock units, and performance stock units. There was no dilutive effect for the years ended December 31, 2024 and 2023 as the Company was in a net loss position. For additional information on earnings (loss) per share, see Note 14 – Earnings (Loss) Per Share.
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires disclosures of significant segment expenses provided to the chief operating decision maker (the “CODM”) and included in reported measures of segment profit and loss. The guidance requires interim and annual disclosures about a reportable segment’s profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024, and the adoption of this guidance did not have a significant impact on the Company’s related disclosures. For additional information about the Company’s adoption of ASU 2023-07, see Note 16 – Segment Information.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an update which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax

Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024. The Company expects this guidance will have minimal impact on the disclosures within its consolidated financial statements.
3. Revenues
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Disaggregation of Revenues
Disaggregated revenue for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cement	$200,028	$224,761
Coiled tubing	110,369	122,554
Wireline	111,341	116,918
Service revenues	$421,738	$464,233

Tools	$132,366	$145,293
Product revenues	$132,366	$145,293

Total revenues	$554,104	$609,526
Revenue by country, which is determined based on country of origination, for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percentage	Amount	Percentage
	(in thousands, except percentages)
United States	$545,262	98.4%	$602,343	98.8%
International	8,842	1.6%	7,183	1.2%
	$554,104	100.0%	$609,526	100.0%
Performance Obligations
At December 31, 2024 and December 31, 2023, the amount of remaining performance obligations was not material.
Contract Balances
At December 31, 2024 and December 31, 2023, contract assets and contract liabilities were not material.
4. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $5.5 million and $6.2 million at December 31, 2024 and 2023, respectively.

Inventories, net as of December 31, 2024 and 2023 were comprised of the following:

	December 31,
	2024	2023
	(in thousands)
Raw materials	$28,900	$31,235
Work in progress	148	542
Finished goods	27,194	28,867
Inventories	56,242	60,644
Reserve for obsolescence	(5,461)	(6,158)
Inventories, net	$50,781	$54,486
5. Property and Equipment
Property and equipment amounts as of December 31, 2024 and 2023 were as follows:

		December 31,
	Estimated Useful Lives	2024	2023
		(in thousands)
Operating equipment	1 to 12 years	$315,361	$318,553
Autos and trucks	1 to 7 years	3,038	3,392
Furniture, fixtures, and equipment	2 to 12 years	2,452	2,469
Shop equipment	3 to 15 years	11,427	14,220
Buildings	7 to 39 years	4,687	5,690
Leasehold improvements	3 to 11 years	4,457	2,279
Land	indefinite	3,202	1,561
		344,624	348,164
Less: Accumulated depreciation		(274,106)	(265,798)
Property and equipment, net		$70,518	$82,366
Depreciation expense was $25.6 million and $29.1 million for the years ended December 31, 2024 and 2023, respectively.
Capital expenditures was $14.6 million and $22.3 million for years ended December 31, 2024 and 2023, respectively.
6. Leases
Under ASC 842, the Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. Leases with an initial term greater than 12 months are recognized in the Company’s Consolidated Balance Sheets based on lease classification as either operating or financing. Some of the Company’s lease agreements include lease and non-lease components for which the Company has elected to not separate for all classes of underlying assets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may sublease its real estate to third parties, subject to certain provisions of the lease, when it has no future use for the property.
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
Additional Information
The following table summarizes the components of the Company’s lease expense recognized for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease expense
Operating lease right of use assets	$13,256	$12,524
Operating lease non right of use assets	2,856	6,810
Total operating lease expense	$16,112	$19,334

Finance lease expense
Depreciation of right of use assets	$26	$89
Interest on lease obligations	27	69
Total finance lease expense	$53	$158
Operating lease expense is included in the line items “Cost of revenues” and “General and administrative expenses”, depending on the nature of the lease, in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023.
Supplemental information related to leases was as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Operating leases
Weighted average remaining lease term	3.6	4.3
Weighted average discount rate	6.0%	5.8%

Finance leases
Weighted average remaining lease term	0.7	0.7
Weighted average discount rate	91.7%	25.1%

Supplemental balance sheet information related to leases was as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Operating lease right of use assets
Operating lease right of use assets, gross	$70,226	$65,026
Less: Accumulated amortization	(32,974)	(22,970)
Operating lease right of use assets, net	$37,252	$42,056

Operating lease obligations
Current portion of operating lease obligations	$11,216	$10,314
Long-term operating lease obligations	26,710	32,594
Total operating lease obligations	$37,926	$42,908

Finance lease right of use assets
Finance lease right of use assets, gross	$39	$70
Less: Accumulated depreciation	(10)	(19)
Finance lease right of use assets, net	$29	$51

Finance lease obligations
Current portion of finance lease obligations	$21	$31
Long-term finance lease obligations	—	—
Total finance lease obligations	$21	$31
Future annual minimum lease payments as of December 31, 2024 were as follows:

	Operating Lease Right of Use Obligations	Finance Leases	Total
	(in thousands)
2025	$13,110	$28	$13,138
2026	11,419	—	11,419
2027	8,469	—	8,469
2028	6,570	—	6,570
2029	2,185	—	2,185
Thereafter	356	—	356
Total lease payments	$42,109	$28	$42,137
Less: present value discount	(4,183)	(7)	(4,190)
Present value of lease obligations	$37,926	$21	$37,947

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$13,080	$12,344
Operating cash flows from finance leases	$26	$89
Financing cash flows from finance leases	$49	$217

Right of use assets obtained in exchange for lease obligations:
Operating leases	$6,307	$15,955
Finance leases	$39	$70
7. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(55,400)	$7,870	2.8
Technology	125,110	(53,734)	71,376	8.8
Total	$188,380	$(109,134)	$79,246

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(52,622)	$10,648	3.8
Non-compete agreements	6,500	(6,500)	—	0.0
Technology	125,110	(45,329)	79,781	9.7
Total	$194,880	$(104,451)	$90,429
Amortization of Intangibles
Amortization of intangibles was $11.2 million and $11.5 million for the years ended December 31, 2024 and 2023, respectively.

Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2025	$11,183
2026	11,082
2027	10,315
2028	8,000
2029	8,000
Thereafter	30,666
$79,246
8. Accrued Expenses
Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued interest	$16,960	$17,216
Accrued compensation and benefits	6,287	9,784
Accrued bonus	1,016	1,169
Accrued legal fees and settlements	256	68
Other accrued expenses	6,157	7,934
Accrued expenses	$30,676	$36,171
9. Debt Obligations
The Company’s debt obligations as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(in thousands)
2028 Notes	$300,000	$300,000
ABL Credit Facility	47,000	57,000
Short-term debt (1)	3,580	2,859
Total debt before deferred financing costs	$350,580	$359,859
Deferred financing costs	(29,736)	(36,480)
Total debt	$320,844	$323,379
Less: Current portion of long-term debt	(3,580)	(2,859)
Long-term debt	$317,264	$320,520
(1)    The weighted average interest rate of short-term debt outstanding at December 31, 2024 and 2023, respectively, was 7.9% and 8.2%.
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
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $29.7 million at December 31, 2024.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with the provision of the 2028 Notes Indenture at December 31, 2024.
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
The 2018 ABL Credit Agreement, as amended by the ABL Facility Amendments (the “ABL Credit Agreement”), contains various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that is tested quarterly when (a) the availability under the ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applies until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants under the ABL Credit Agreement as of December 31, 2024.
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
At December 31, 2024, the Company had $47.0 million outstanding borrowings under the ABL Credit Facility, and its availability under the ABL Credit Facility was approximately $24.2 million, net of outstanding letters of credit of $2.2 million.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $3.6 million and $2.9 million at December 31, 2024 and 2023, respectively.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
	(in thousands)
2028 Notes	$197,283	$264,750
ABL Credit Facility	$47,000	$57,000
Short-term debt	$3,580	$2,859
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
For the years ended December 31, 2024 and 2023, employee contributions were matched by the Company at 100% of the first 3% and 50% of the remaining up to 5% of the participant’s eligible compensation.

Contributions
For the years ended December 31, 2024 and 2023, the Company made employer contributions of $2.1 million and $2.0 million, respectively, under the Nine Plan.
11. Stock-based Compensation
Stock Options
Information about stock option activity during the years ended December 31, 2024 and 2023 was as follows:

2024 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	535,491	$34.51	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(51,557)	45.67	—	—
Total outstanding	483,934	$33.32	1.4	$—
Options exercisable	483,934	$33.32	1.4	$—

2023 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	587,506	$33.80	3.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(52,015)	26.50	—	—
Total outstanding	535,491	$34.51	2.2	$—
Options exercisable	535,491	$34.51	2.2	$—
The intrinsic value at December 31, 2024 and 2023 is the amount by which the fair value of the underlying share exceeds the exercise price of an option as of December 31, 2024 and 2023, respectively.
The Company granted no options in 2024 and 2023.
There was no compensation expense recorded for the years ended December 31, 2024 and 2023. As of December 31, 2024, there is no remaining compensation expense related to options for the Company to expense. Future stock option grants will result in additional compensation expense.

Restricted Stock and Restricted Stock Units
Information about restricted stock and restricted stock unit activity during the years ended December 31, 2024 and 2023 was as follows:

2024 Activity	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,474,544	$2.92
Granted	1,658,780	2.08
Vested	(874,133)	2.67
Forfeited	(15,162)	2.66
Nonvested at December 31, 2024	2,244,029	$2.40

2023 Activity	Number of Shares and Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	1,934,556	$2.12
Granted	662,845	3.51
Vested	(1,063,090)	1.85
Forfeited	(59,767)	2.63
Nonvested at December 31, 2023	1,474,544	$2.92
The total amount of compensation expense related to the restricted stock and restricted stock units recorded was approximately $2.9 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company expects to record compensation expense related to restricted stock and restricted stock units of approximately $3.5 million over the remaining term of approximately 1.8 years. Future restricted stock and restricted stock unit grants would result in additional compensation expense.
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
Under the relevant liability accounting, the Level 3 fair value of the unvested PCAs is remeasured at the end of each reporting period and was $0.9 million and $2.0 million at December 31, 2024 and 2023, respectively.
The following information is related to the Company’s May 2023 grant of PCAs at December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Volatility for remeasurement	86.35%	118.62%
Risk-free rate	4.15%	4.11%

The following information is related to the Company’s May 2022 grant of PCAs at December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Volatility for remeasurement	109.01%	98.16%
Risk-free rate	4.28%	4.55%
Income related to performance cash was $0.3 million for the year ended December 31, 2024. Expense related to performance cash was $1.3 million for the year ended December 31, 2023. As of December 31, 2024, there was $0.3 million of remaining compensation expense related to performance cash for the Company to expense. Future PCA grants will result in additional compensation expense.
12. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. As of December 31, 2024 and 2023, the Company recorded a $0.3 million and a $0.1 million accrual, respectively, for liabilities related to legal matters, which is included under the caption “Accrued expenses” in its Consolidated Balance Sheets.
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
On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $2.0 million letter of credit representing the judgment amount and accrued royalties from the judgment date through December 31, 2024. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
However, due to the inherent uncertainties of litigation, the Company is unable to determine the exact amount of any potential loss at this time, and thus, no accrual has been made for this matter in the Company’s consolidated financial statements. The Company will continue to monitor the progress of this litigation and will adjust its accrual as necessary if and when additional information becomes available.
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.5 million and $1.6 million at December 31, 2024 and 2023, respectively, and is included under the caption “Accrued expenses” on the Company’s Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) for the years ended December 31, 2024 and 2023 was as follows:

Frac Tech
(in thousands)
Balance at December 31, 2022	$1,169
Payments	(387)
Revaluation adjustments	437
Balance at December 31, 2023	$1,219
Payments	(604)
Revaluation adjustments	104
Balance at December 31, 2024	$719
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 4.2% to 4.4%), and a credit-adjusted rate (ranging from 8.2% to 8.5%). Contingent liabilities include $0.6 million and $0.8 million reported in “Accrued expenses” at December 31, 2024 and 2023, respectively, and $0.1 million and $0.4 million reported in “Other long-term liabilities” at December 31, 2024 and 2023, respectively, in the Company’s Consolidated Balance Sheets. The impact of the revaluation adjustments is included in “Income (loss) from operations” in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
13. Taxes
The components of the provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Current
U.S. federal	$(69)	$—
U.S. state	219	502
Foreign	48	83
Total current provision	$198	$585
Deferred
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—
Total deferred provision (benefit)	—	—
Total provision for income taxes	$198	$585

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 differed from the provision (benefit) calculated using the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Tax benefit at statutory rate	$(8,586)	$(6,642)
Foreign rate differential	(11)	(7)
State income taxes, net of federal benefit	274	397
Nondeductible expenses	783	2,137
Valuation allowance	7,951	5,158
Non-cash compensation	(36)	(515)
Other	(177)	57
Total provision for income taxes	$198	$585
The tax effects of the cumulative temporary differences resulting in the net deferred tax asset (liabilities) at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred income tax assets:
Inventories	$1,727	$1,931
Goodwill and intangible assets	59,790	67,860
Deferred tax benefit from net losses	92,190	85,708
Stock-based compensation and cash award expense	2,601	2,260
Tax credit carryforwards	646	660
Accrued expenses	736	872
Interest carryover	27,075	20,814
Lease liability	8,348	9,757
Other	581	489
Total deferred income tax assets	193,694	190,351
Less: Valuation allowance	(174,853)	(168,034)
Net deferred income tax assets	$18,841	$22,317
Deferred income tax liabilities:
Property and equipment	$(10,641)	$(12,745)
ROU asset	(8,200)	(9,572)
Total deferred income tax liabilities	(18,841)	(22,317)
Net deferred income tax asset (liability)	$—	$—
As of December 31, 2024, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $498.7 million. The federal NOLs related to tax years 2017 and prior can be used for a 20-year period and, if unused, will begin to expire in 2034. The state NOLs can be used from 7 to 20 years and vary by state. A small portion of state NOLs expired in 2024.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of its NOL and tax credit carryforwards. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to recent operating results, the Company continues to be in a three-year cumulative loss position for the year ended December 31, 2024. According to ASC 740, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. As a result, the Company continues to record a valuation allowance against its U.S. domestic and Canadian deferred tax assets. The 2024 and 2023 results include an increase in the Company’s valuation allowance of approximately $6.8 million and $5.1 million, respectively. If the Company is able to generate sufficient taxable income in the future, and it becomes more likely than not that the Company will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, the allowance will be released resulting in a tax benefit.
The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2021. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.
The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The uncertain tax positions for the years ended December 31, 2024 and 2023 was as follows:

(in thousands)
Balance at December 31, 2022	$779
Change in prior year tax positions	(235)
Change in current year tax positions	—
Settlements with taxing authorities	—
Lapse of statute of limitations	—
Balance at December 31, 2023	$544
Change in prior year tax positions	(69)
Change in current year tax positions	—
Settlements with taxing authorities	(374)
Lapse of statute of limitations	(101)
Balance at December 31, 2024	$—
During 2024, the Company released its $0.5 million reserve for uncertain tax positions due to settlement of positions with taxing authorities and a lapse of statute of limitations on previously reserved uncertain tax positions. During 2023, the Company released approximately $0.2 million of the unrecognized tax benefit due to a decrease in federal refund expected from a prior year.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of December 31, 2024, no interest and penalties have been accrued.
14. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of Common Stock was computed as follows:

	Year Ended December 31, 2024
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(41,082)	37,172,635	$(1.11)
Unvested restricted stock and stock units	—	—	—
Diluted	$(41,082)	37,172,635	$(1.11)

	Year Ended December 31, 2023
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(32,213)	33,282,234	$(0.97)
Unvested restricted stock and stock units	—	—	—
Diluted	$(32,213)	33,282,234	$(0.97)
The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, unvested restricted stock units, and unvested performance stock units for the years ended December 31, 2024 and 2023 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2024	2023
Year ended December 31,	260,447	1,113,033
15. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $1.0 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. The Company also purchased $3.0 million and $2.9 million of products and services for the years ended December 31, 2024 and 2023, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to these entities of $0.3 million and $0.2 million at December 31, 2024 and 2023, respectively.
The Company provides products and rentals to National Energy Services Reunited Corp. (“NESR”), where one of the Company’s former directors serves as a director. The Company billed NESR $1.1 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. There were no outstanding receivables due to the Company from NESR at December 31, 2024 and $0.4 million of total outstanding receivables due to the Company from NESR at December 31, 2023.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $4.5 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively. There were outstanding receivables due from Devon of $0.3 million and $0.7 million at December 31, 2024 and 2023, respectively.
16. Segment Information
The Company has determined that it operates as one reportable segment, known as Completions Solutions. The Completions Solutions segment provides services and products integral to the completion of unconventional wells through a full range of tools and methodologies. These services and products are similar in purpose and end use by focusing on preparing and enabling a well to produce oil and gas and must be completed in order for a well to begin producing hydrocarbons. These services are also impacted by similar economic drivers, such as current and future expectations of oil and natural gas prices and hydrocarbon demand, and are complementary in nature in the successful completion phase of a well.
The Company evaluates the performance of the Completions Solutions segment based on consolidated net income (loss). Consolidated net income (loss) is determined in accordance with the measurement principles most consistent with consolidated financial statements and is representative of the manner in which the Company’s CODM and its board of directors view the business, manage liquidity, allocate capital resources, and make operational decisions for the Company. The CODM also uses consolidated net income (loss) to monitor budget versus actual results, perform variance analysis of current results to prior period results, and forecast future performance. The Company considers the CODM to be its Chief Executive Officer. The reported segment revenue, segment profit or loss, significant segment expenses, and other segment items (gain or loss on revaluation of contingent liability, gain or loss on sale of property and equipment, interest income, and other income) are the same as the consolidated results disclosed on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The CODM reviews total assets on a consolidated basis as disclosed on the Consolidated Balance Sheets and capital expenditures on a consolidated basis as disclosed within Note 5 – Property and Equipment.

17. ATM Program
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
Under the Equity Distribution Agreement, the Company will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the year ended December 31, 2024, 5,380,164 shares were sold under the Equity Distribution Agreement, which generated net proceeds to the Company of $8.2 million after deducting commissions of $0.3 million.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment using the criteria established by COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report and which is included in Item 8 of Part II of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this Item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required in response to this Item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required in response to this Item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

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

10.3
Second Amendment to Credit Agreement, dated as of June 7, 2024, among Nine Energy Service, Inc., Nine Energy Canada, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2024).

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

10.7+	Second Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 8, 2023).

10.8+
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

10.12+
Form of Nine Energy Service, Inc. Performance Share Unit Grant Notice and Form of Performance Share Unit Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2019).

10.13+
Form of Nine Energy Service, Inc. Cash Award Grant Notice and Form of Cash Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2022).

10.14+
Form of Nine Energy Service, Inc. Performance-Based Cash Award Grant Notice and Form of Performance-Based Cash Award Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).

10.15+
Form of Nine Energy Service, Inc. Time-based Cash Award Grant Notice and Form of Time-based Cash Award Agreement Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2024).

10.16+
Amended and Restated Employment Agreement, dated August 28, 2018, by and between Nine Energy Service, LLC and Ann G. Fox (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on August 30, 2018).

10.17+
Employment Agreement between Guy Sirkes and Nine Energy Service, LLC, dated as of March 31, 2020 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 31, 2020).

10.18+
Amended and Restated Employment Agreement between David Crombie and Nine Energy Service, LLC, dated as of November 20, 2018 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on November 27, 2018).

10.19+
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

10.22+
Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Guy Sirkes (Incorporated by reference to Exhibit 10.3 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2020).

10.23+
Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Theodore R. Moore (Incorporated by reference to Exhibit 10.5 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2020).

19.1*	Nine Energy Service, Inc. Insider Trading Policy.

21.1*	List of Subsidiaries of Nine Energy Service, Inc.

22.1*	List of Subsidiary Guarantors and Affiliates Whose Securities Collateralize Securities of Nine Energy Service, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97.1	Nine Energy Service, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 of Nine Energy Service, Inc.’s Annual Report on Form 10-K filed on March 8, 2024).

101*	Interactive Data Files.
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

President and Chief Executive Officer
Date: March 5, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2025.

Signature	Title

/s/ Ann G. Fox	President, Chief Executive Officer, and Director (Principal Executive Officer)
Ann G. Fox

/s/ Guy Sirkes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Guy Sirkes

/s/ S. Brett Luz	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
S. Brett Luz

/s/ Scott E. Schwinger	Chairman of the Board
Scott E. Schwinger

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

Director
Julie A. Peffer

/s/ Gary L. Thomas	Director
Gary L. Thomas

/s/ Darryl K. Willis	Director
Darryl K. Willis