Form 10-Q
period 2025-03-31
Nine Energy Service, Inc.
filed 2025-05-07
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 5, 2025 was 42,348,643.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A of Part II in this Quarterly Report on Form 10-Q. These factors, some of which are beyond our control, include the following:
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected. Significant factors that are likely to affect near-term commodity prices include geopolitical and economic developments in the U.S. and globally, including conflicts, tariffs imposed by the U.S. and other countries or retaliatory trade measures, instability, acts of war, and terrorism in oil producing countries or regions, particularly the Middle East, Russia, South America, and Africa; actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations that relate to or impact oil production and supply; weather conditions; the effect of U.S. energy, monetary, and trade policies; and the pace of economic growth in the U.S. and throughout the world.
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
•Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows, including by increasing the cost of certain raw materials, parts, and components that are manufactured and supplied for our operations, disrupting our supply chain and logistics, restricting or limiting the availability of materials or supplies, and causing adverse financial impacts due to volatility in foreign exchange rates and interest rates or inflationary pressures on raw materials and energy.
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
•We are currently out of compliance with certain of the New York Stock Exchange’s (the “NYSE”) continued listing standards and are at risk of the NYSE delisting our common stock, which would have an adverse impact on the liquidity and market price of our common stock.
Additional risks or uncertainties that are not currently known to us, that we currently deem to be immaterial, or that could apply to any company could also materially adversely affect our business, financial condition, or future results.
These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$17,275	$27,880
Accounts receivable, net	95,115	81,157
Income taxes receivable	185	284
Inventories, net	51,186	50,781
Prepaid expenses	9,159	9,982
Other current assets	1,657	380
Total current assets	174,577	170,464
Property and equipment, net	68,562	70,518
Operating lease right of use assets, net	37,064	37,252
Finance lease right of use assets, net	50	29
Intangible assets, net	76,450	79,246
Other long-term assets	2,478	2,567
Total assets	$359,181	$360,076
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$46,493	$36,052
Accrued expenses	25,156	30,676
Current portion of long-term debt	2,260	3,580
Current portion of operating lease obligations	12,086	11,216
Current portion of finance lease obligations	34	21
Total current liabilities	86,029	81,545
Long-term liabilities
Long-term debt	319,137	317,264
Long-term operating lease obligations	25,588	26,710
Other long-term liabilities	540	621
Total liabilities	431,294	426,140
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 42,348,643 and 42,348,643 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	423	423
Additional paid-in capital	806,981	806,231
Accumulated other comprehensive loss	(5,144)	(5,406)
Accumulated deficit	(874,373)	(867,312)
Total stockholders’ equity (deficit)	(72,113)	(66,064)
Total liabilities and stockholders’ equity (deficit)	$359,181	$360,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Service	$116,627	$106,893
Product	33,839	35,227
	150,466	142,120
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	95,584	90,090
Product	26,886	25,916
General and administrative expenses	13,263	12,265
Depreciation	5,837	6,734
Amortization of intangibles	2,796	2,796
Loss (gain) on revaluation of contingent liability	25	(74)
Loss (gain) on sale of property and equipment	446	(26)
Income from operations	5,629	4,419
Interest expense	12,876	12,792
Interest income	(139)	(310)
Other income	(162)	(162)
Loss before income taxes	(6,946)	(7,901)
Provision for income taxes	115	154
Net loss	$(7,061)	$(8,055)
Loss per share
Basic	$(0.18)	$(0.24)
Diluted	$(0.18)	$(0.24)
Weighted average shares outstanding
Basic	40,164,443	33,850,317
Diluted	40,164,443	33,850,317
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$262	$(210)
Total other comprehensive income (loss), net of tax	262	(210)
Total comprehensive loss	$(6,799)	$(8,265)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2024	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
Stock-based compensation expense	—	—	750	—	—	750
Other comprehensive income	—	—	—	262	—	262
Net loss	—	—	—	—	(7,061)	(7,061)
Balance, March 31, 2025	42,348,643	$423	$806,981	$(5,144)	$(874,373)	$(72,113)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Stock-based compensation expense	—	—	581	—	—	581
Other comprehensive loss	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(8,055)	(8,055)
Balance, March 31, 2024	35,324,861	$353	$795,687	$(5,069)	$(834,285)	$(43,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(7,061)	$(8,055)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,837	6,734
Amortization of intangibles	2,796	2,796
Amortization of operating leases	3,418	3,294
Amortization of deferred financing costs	2,087	1,795
Provision for (recovery of) doubtful accounts	34	(1)
Provision for inventory obsolescence	611	220
Stock-based compensation expense	750	581
Loss (gain) on sale of property and equipment	446	(26)
Loss (gain) on revaluation of contingent liability	25	(74)
Changes in operating assets and liabilities
Accounts receivable, net	(13,967)	(2,533)
Inventories, net	(928)	(2,229)
Prepaid expenses and other current assets	(448)	(430)
Accounts payable and accrued expenses	4,699	(7,796)
Income taxes receivable/payable	98	148
Operating lease obligations	(3,372)	(3,251)
Other assets and liabilities	(302)	(10)
Net cash used in operating activities	(5,277)	(8,837)
Cash flows from investing activities
Proceeds from sales of property and equipment	—	28
Purchases of property and equipment	(3,981)	(5,488)
Net cash used in investing activities	(3,981)	(5,460)
Cash flows from financing activities
Proceeds from 2018 ABL Credit Facility	4,000	—
Payments on 2018 ABL Credit Facility	(4,000)	(5,000)
Payments of short-term debt	(1,320)	(1,054)
Principal payments on finance leases	(13)	(10)
Payments of contingent liability	(223)	(159)
Net cash used in financing activities	(1,556)	(6,223)
Impact of foreign currency exchange on cash	209	(83)
Net decrease in cash and cash equivalents	(10,605)	(20,603)
Cash and cash equivalents
Cash and cash equivalents beginning of period	$27,880	$30,840
Cash and cash equivalents end of period	$17,275	$10,237

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,641	$20,883
Cash paid for income taxes	$3	$14
Right of use assets obtained in exchange for operating lease obligations	$2,611	$1,256

	Three Months Ended March 31,
	2025	2024
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$26	$—
Capital expenditures in accounts payable and accrued expenses	$1,218	$1,211

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
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
3. New Accounting Standards
In November 2024, the (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an update which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within its condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect this guidance to have a significant impact on the disclosures within its condensed consolidated financial statements.
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cement	$57,168	$48,289
Coiled tubing	29,856	30,719
Wireline	29,603	27,885
Service revenues	$116,627	$106,893

Tools	$33,839	$35,227
Product revenues	$33,839	$35,227

Total revenues	$150,466	$142,120
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $4.7 million and $5.5 million at March 31, 2025 and December 31, 2024, respectively.
Inventories, net as of March 31, 2025 and December 31, 2024 were comprised of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Raw materials	$29,021	$28,900
Work in progress	580	148
Finished goods	26,300	27,194
Inventories	55,901	56,242
Reserve for obsolescence	(4,715)	(5,461)
Inventories, net	$51,186	$50,781

6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(56,094)	$7,176	2.6
Technology	125,110	(55,836)	69,274	8.5
Total	$188,380	$(111,930)	$76,450

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(55,400)	$7,870	2.8
Technology	125,110	(53,734)	71,376	8.8
Total	$188,380	$(109,134)	$79,246
Amortization of intangibles expense was $2.8 million for both the three months ended March 31, 2025 and 2024.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2025	$8,387
2026	11,082
2027	10,315
2028	8,000
2029	8,000
2030	8,000
Thereafter	22,666
Total	$76,450
7. Accrued Expenses
Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued interest	$7,102	$16,960
Accrued compensation and benefits	8,054	6,287
Accrued bonus	1,747	1,016
Accrued legal fees and settlements	208	256
Other accrued expenses	8,045	6,157
Accrued expenses	$25,156	$30,676

8. Debt Obligations
The Company’s debt obligations as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
2028 Notes	$300,000	$300,000
2018 ABL Credit Facility	47,000	47,000
Short-term debt (1)	2,260	3,580
Total debt before deferred financing costs	$349,260	$350,580
Deferred financing costs	(27,863)	(29,736)
Total debt	$321,397	$320,844
Less: Current portion of long-term debt	(2,260)	(3,580)
Long-term debt	$319,137	$317,264
(1)The weighted average interest rate of short-term debt outstanding was 7.9% at both March 31, 2025 and December 31, 2024.
Units Offering and 2028 Notes
Units
On January 30, 2023, the Company completed its public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consisted of $1,000 principal amount of the Company’s 13.000% Senior Secured Notes due 2028 (collectively, the “2028 Notes”) and five shares of common stock of the Company. The Company received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of previously issued debt. These proceeds were allocated to the 2028 Notes and the common stock based on their relative fair value at the time of issuance. Each Unit separated into its constituent securities (the 2028 Notes and shares of common stock) automatically on October 27, 2023.
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $27.9 million at March 31, 2025.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with all covenants contained in the 2028 Notes Indenture at March 31, 2025.
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
2018 ABL Credit Facility
On October 25, 2018, the Company entered into a credit agreement (the “2018 ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and as an issuing lender, and certain other financial institutions party thereto as lenders and issuing lenders. The 2018 ABL Credit Agreement permitted aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “2018 ABL Credit Facility”). Pursuant to the 2018 ABL Credit Agreement, loans to the Company and its domestic related subsidiaries (the “U.S. Credit Parties”) under the 2018 ABL Credit Facility were base rate loans or London Interbank Offered Rate (“LIBOR”) loans; and loans to Nine Energy Canada Inc., a corporation organized under the laws of Alberta, Canada, and its restricted subsidiaries (the “Canadian Credit Parties”) under the Canadian tranche were Canadian Dollar Offered Rate (“CDOR”) loans or Canadian prime rate loans.
On January 17, 2023, the Company entered into the First Amendment to Credit Agreement (the “First ABL Facility Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which became effective on January 30, 2023. Pursuant to the First ABL Facility Amendment, the maturity date of the 2018 ABL Credit

Facility was extended from October 25, 2023 to January 29, 2027. In addition, the First ABL Facility Amendment, among other changes, revised the terms of the 2018 ABL Credit Facility as follows: (a) decreased the size of the 2018 ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base (the “Loan Limit”), (b) changed the interest rate benchmark from LIBOR to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on the Company’s leverage ratio, (c) modified the financial covenant, enhanced reporting and cash dominion triggers in the 2018 ABL Credit Facility from the existing minimum availability threshold of the greater of $18.75 million and 12.5% of the Loan Limit to a minimum availability threshold of (i) $12.5 million from January 30, 2023 until May 31, 2023 and (ii) the greater of $17.5 million and 12.5% of the Loan Limit thereafter, (d) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, (e) decreased the letter of credit sub-limit from $50.0 million to $10.0 million and (f) made satisfaction of the Payment Conditions (as defined in the First ABL Facility Amendment) a condition to an Excess Cash Flow Offer in addition to a condition to voluntary payments of the 2028 Notes. The Payment Conditions in summary are (A) no default or event of default on a pro forma basis and (B) immediately after and at all times during the 30 days prior, on a pro forma basis, (1) (x) availability under the 2018 ABL Credit Facility shall not be less than the greater of 15% of the Loan Limit and $22.5 million and (y) the fixed charge coverage ratio shall be at least 1.00 to 1.00 or (2) availability under the 2018 ABL Credit Facility shall not be less than the greater of 20% of the Loan Limit and $30.0 million.
On June 7, 2024, the Company entered into the Second Amendment to Credit Agreement (together with the First ABL Facility Amendment, the “2018 ABL Facility Amendments”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, to change the interest rate benchmark for borrowings denominated in Canadian dollars from CDOR to a rate based on the Canadian Overnight Repo Rate Average (CORRA), effective as of June 14, 2024.
At March 31, 2025, the Company had $47.0 million outstanding borrowings under the 2018 ABL Credit Facility, and its availability under the 2018 ABL Credit Facility was approximately $36.5 million, net of outstanding letters of credit of $2.4 million. As further described below, on May 1, 2025, the Company fully repaid all borrowings outstanding under the 2018 ABL Credit Facility and terminated the 2018 ABL Credit Agreement, as amended by the 2018 ABL Facility Amendments (the “Amended 2018 ABL Credit Agreement”).
The Amended 2018 ABL Credit Agreement contained customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the Amended 2018 ABL Credit Agreement contained a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that was tested quarterly when (a) the availability under the 2018 ABL Credit Facility dropped below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applied until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing. The Company was in compliance with all covenants contained in the Amended 2018 ABL Credit Agreement at March 31, 2025.
Pursuant to the Amended 2018 ABL Credit Agreement, all of the Company’s obligations under the 2018 ABL Credit Facility were secured by security interests (subject to permitted liens) in substantially all of the personal property of U.S. Credit Parties, excluding certain assets. The obligations under the Canadian tranche are further secured by security interests (subject to permitted liens) in substantially all of the personal property of Canadian Credit Parties, excluding certain assets.
2025 ABL Credit Facility
On May 1, 2025, the Company entered into a Loan and Security Agreement (the “2025 ABL Credit Agreement”) with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto. The 2025 ABL Credit Agreement provides for an asset-based revolving credit facility (the “2025 ABL Credit Facility”) with lender commitments of $125.0 million (the “Maximum Revolving Facility Amount”) and a sub-limit of $5.0 million for letters of credit, which will mature on the earlier of (i) May 1, 2028 and (ii) the date that is 91 days prior to the maturity date of the 2028 Notes. The outstanding balance of the borrowings under the 2025 ABL Credit Facility may not exceed in the aggregate at any time the lesser of (a) the Maximum Revolving Facility Amount reduced by certain customary reserves and (b) the borrowing base, which is calculated on the basis of eligible accounts and inventory. The Maximum Revolving Facility Amount could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases not to exceed $50.0 million. Borrowings under the 2025 ABL Credit Facility bear interest at a per annum rate equal to the term-specific Secured Overnight Financing Rate (SOFR) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00% to 4.50%, depending on the Company’s fixed charge coverage ratio.
On May 1, 2025, the Company borrowed approximately $48.9 million under the 2025 ABL Credit Facility and used such proceeds to repay all borrowings outstanding under the 2018 ABL Credit Facility and pay fees and expenses associated with the entry into the 2025 ABL Credit Agreement.
The 2025 ABL Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the 2025 ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.10 to 1.00 that is tested quarterly when the availability under the 2025 ABL Credit Facility is less than $10.0 million. This financial covenant applies until the availability exceeds such threshold for 30 consecutive days.
The Company’s obligations under the 2025 ABL Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and all of its current domestic and Canadian subsidiaries.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $2.3 million and $3.6 million at March 31, 2025 and December 31, 2024, respectively.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
2028 Notes	$199,404	$197,283
2018 ABL Credit Facility	$47,000	$47,000
Short-term debt	$2,260	$3,580
The fair value of the 2028 Notes, 2018 ABL Credit Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the 2018 ABL Credit Facility and short-term debt approximates their carrying value. On May 1, 2025, all debt obligations under the 2018 ABL Credit Facility were repaid, and the 2018 ABL Credit Facility has been terminated and replaced with the 2025 ABL Credit Facility.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The Company also purchased $0.8 million and $0.9 million of products and services during the three months ended March 31, 2025 and 2024, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.5 million and $0.3 million at March 31, 2025 and December 31, 2024, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.3 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. There were outstanding receivables due from Devon of $0.2 million and $0.3 million at March 31, 2025 and December 31, 2024, respectively.
10. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. At March 31, 2025 and December 31, 2024, the Company recorded a $0.2 million and $0.3 million accrual, respectively, for legal matters, which is included under the caption “Accrued expenses” in its Condensed Consolidated Balance Sheets.
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
On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $2.1 million letter of credit representing the judgment amount and accrued royalties from the judgment date through March 31, 2025. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.7 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at March 31, 2025 and 2024 was as follows:

Balance at December 31, 2024	$719
Revaluation adjustments	25
Payments	(223)
Balance at March 31, 2025	$521

Balance at December 31, 2023	$1,219
Revaluation adjustments	(74)
Payments	(159)
Balance at March 31, 2024	$986

All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (of 4.3%), and a credit-adjusted rate (ranging from 11.5% to 11.6%). Contingent liabilities include $0.5 million and $0.6 million reported in “Accrued expenses” at March 31, 2025 and December 31, 2024, respectively, and $0.0 million and $0.1 million reported in “Other long-term liabilities” at March 31, 2025 and December 31, 2024, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Provision for income taxes	$115	$154
Effective tax rate	(1.7)%	(1.9)%
The Company’s provision for income taxes for the three months ended March 31, 2025 was primarily attributed to state and non-U.S. income taxes. At March 31, 2025, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of common stock was computed as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(7,061)	40,164,443	$(0.18)	$(8,055)	33,850,317	$(0.24)
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(7,061)	40,164,443	$(0.18)	$(8,055)	33,850,317	$(0.24)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, and unvested restricted stock units for the three months ended March 31, 2025 and 2024 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2025	2024
Three months ended March 31,	103,289	341,577
13. Segment Information
The Company operates as one reportable segment, known as Completions Solutions. The Completions Solutions segment provides services and products integral to the completion of unconventional wells through a full range of tools and methodologies. These services and products are similar in purpose and end use by focusing on preparing and enabling a well to produce oil and gas and must be completed in order for a well to begin producing hydrocarbons. These services are also impacted by similar economic drivers, such as current and future expectations of oil and natural gas prices and hydrocarbon demand, and are complementary in nature in the successful completion phase of a well.

The Company evaluates the performance of the Completions Solutions segment based on consolidated net income (loss). Consolidated net income (loss) is determined in accordance with the measurement principles most consistent with consolidated financial statements and is representative of the manner in which the Company’s chief operating decision maker (the “CODM”) and its board of directors view the business, manage liquidity, allocate capital resources, and make operational decisions for the Company. The CODM also uses consolidated net income (loss) to monitor budget versus actual results, perform variance analysis of current results to prior period results, and forecast future performance. The Company considers the CODM to be its Chief Executive Officer. The reported segment revenue, segment profit or loss, significant segment expenses, and other segment items (gain or loss on revaluation of contingent liability, gain or loss on sale of property and equipment, interest income, and other income) are the same as the consolidated results disclosed in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The CODM reviews total assets on a consolidated basis as disclosed in the Condensed Consolidated Balance Sheets and capital expenditures on a consolidated basis.
14. Subsequent Events
On May 1, 2025, the Company entered into the 2025 ABL Credit Agreement and used borrowings thereunder to, among other things, fully repay all borrowings under the 2018 ABL Credit Facility and terminate the Amended 2018 ABL Credit Agreement. For additional information, see Note 8 – Debt Obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable. During 2024, natural gas prices were extremely depressed, averaging approximately $2.19 for the year. Through the first quarter of 2025, natural gas prices have recovered, averaging approximately $4.14 for the quarter. However, despite a more supportive natural gas price during the first quarter of 2025, we have yet to see increased activity levels in the natural gas-levered basins like the Haynesville and Northeast. For example, during the fourth quarter of 2024, the average rig count in the Haynesville was 32 rigs and in the first quarter of 2025, the average rig count was 30 rigs. Nonetheless, we remain positive on the long-term outlook of natural gas, even as prices have trended downward thus far in the second quarter of 2025. As for oil prices, towards the end of 2024, we began to see West Texas Intermediate (“WTI”) oil prices decline, and this trend has continued into the first quarter of 2025. Thus far in the second quarter, WTI prices continued to decline following the announcements of U.S. imposed tariffs and OPEC communicating they would be increasing production. Our customers are reviewing their capital plans real-time, and the impacts of oil price reductions on U.S. land activity are still unknown. In May, we began to see some activity declines, as well as receive pricing pressure, specifically in the Permian Basin in response to lower oil prices. Because of this, we anticipate second quarter revenue and profitability to be down compared to the first quarter of 2025. Where commodity prices land will have major impacts on activity levels for the second half of the year.
Due to the spot-market nature of our business, our revenue and profitability generally move very similarly to U.S. rig, frac, and stage counts. According to Baker Hughes, the average U.S. rig count was stable in the first quarter of 2025, averaging

588 rigs, compared to 586 rigs in the fourth quarter of 2024. Looking forward, U.S. activity levels will be impacted by the production of OPEC and other oil exporting nations, commodity prices, and any new governmental policies, such as tariffs, and we cannot predict the scope or extent of such impacts.
We remain cautiously optimistic on the long-term outlook for the energy sector, and we believe there is potential upside for North American activity levels, especially in natural gas basins. In the first quarter of 2025, despite the rig count remaining relatively flat, we outperformed market drivers due in large part to sustained and continued market share gains achieved by our cementing division, as well as better utilization in our coiled tubing division. Additionally, we have increased profitability through cost-cutting measures we began implementing in the first half of 2024.
Significant factors that are likely to affect commodity prices moving forward include geopolitical and economic developments in the U.S. and globally, including conflicts, the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; tariffs imposed by the U.S. and other countries or retaliatory trade measures; instability, acts of war or terrorism in oil producing countries or regions, particularly the Middle East, Russia, South America and Africa; actions of the members of OPEC and other oil exporting nations that relate to or impact oil production or supply; weather conditions; the effect of energy, monetary, and trade policies of the U.S.; changes to energy regulations and policies, including those of the U.S. Environmental Protection Agency and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. Furthermore, although as noted above, our customers’ activity and spending levels, and thus demand for our services and products, are strongly influenced by current and expected oil and natural gas prices, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans and uncertainty remains around supply and demand fundamentals.
Results of Operations
Results for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$150,466	$142,120	$8,346	6%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	122,470	116,006	6,464	6%
Adjusted gross profit	$27,996	$26,114	$1,882	7%

General and administrative expenses	$13,263	$12,265	$998	8%
Depreciation	5,837	6,734	(897)	(13)%
Amortization of intangibles	2,796	2,796	—	—%
Loss (gain) on revaluation of contingent liability	25	(74)	99	(134)%
Loss (gain) on sale of property and equipment	446	(26)	472	(1815)%
Income from operations	5,629	4,419	1,210	27%
Non-operating expense	12,575	12,320	255	2%
Loss before income taxes	(6,946)	(7,901)	955	(12)%
Provision for income taxes	115	154	(39)	(25)%
Net loss	$(7,061)	$(8,055)	$994	(12)%
Revenues
Revenues increased $8.3 million, or 6%, to $150.5 million for the first quarter of 2025. The increase in comparison to the first quarter of 2024 was primarily related to cementing revenue (including pump downs), which increased $8.9 million, or 18%, as total cement job count increased 32%. In addition, wireline revenue increased $1.7 million, or 6%, in comparison to the first quarter of 2024 as total completed wireline stages increased 19%. The overall increase was partially offset with a $1.4 million, or 4%, decrease in completion tools revenue based on pricing pressure coupled with changes in product mix between the two periods. The overall increase was also partially offset by a $0.9 million decrease, or 3%, in coiled tubing revenue as total days worked decreased 4%, each in comparison to the first quarter of 2024.

Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $6.5 million, or 6%, to $122.5 million for the first quarter of 2025. The increase in comparison to the first quarter of 2024 was related to a $5.0 million increase in materials installed and consumed while performing services, a $1.0 million increase in vehicle costs, and a $0.5 million increase in insurance, taxes, employee and other costs, each in comparison to the first quarter of 2024.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased approximately $1.9 million to $28.0 million for the first quarter of 2025 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $1.0 million to $13.3 million for the first quarter of 2025. The increase was primarily related to a $0.8 million increase in employee-related costs and a $0.4 million increase in professional fees between periods. The overall increase was partially offset by a $0.2 million decrease in other general and administrative costs between periods.
Depreciation
Depreciation expense decreased $0.9 million to $5.8 million for the first quarter of 2025. The decrease in comparison to the first quarter of 2024 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
We recorded $2.8 million in amortization of intangibles (comprised of technology and customer relationships) in both the first quarter of 2025 and the first quarter of 2024.
(Gain) Loss on Sale of Property and Equipment
Loss on sale of property and equipment increased $0.5 million in comparison to the first quarter of 2024. The increase is primarily related to certain asset disposals in the first quarter of 2025 that did not occur in the first quarter of 2024.
Non-Operating (Income) Expenses
Non-operating expenses increased $0.3 million to $12.6 million for the first quarter of 2025. The increase in comparison to the first quarter of 2024 was attributed to a decrease in interest income earned on cash in the first quarter of 2025, as our average cash for the period decreased in comparison to the first quarter of 2024.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.1 million for the first quarter of 2025 compared to an income tax provision of $0.2 million for the first quarter of 2024. The difference between the periods was primarily attributed to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss) and Adjusted EBITDA
Net loss decreased $1.0 million, or 12%, to $7.1 million for the first quarter of 2025, and Adjusted EBITDA increased $1.5 million, or 10%, to $16.5 million for the first quarter of 2025. The changes were primarily due to the fluctuations in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.
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
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(7,061)	$(8,055)
Interest expense	12,876	12,792
Interest income	(139)	(310)
Provision for income taxes	115	154
Depreciation	5,837	6,734
Amortization of intangibles	2,796	2,796
EBITDA	$14,424	$14,111
Loss (gain) on revaluation of contingent liability (1)	25	(74)
Restructuring charges	—	27
Stock-based compensation expense	750	581
Cash award expense	892	415
Loss (gain) on sale of property and equipment	446	(26)
Adjusted EBITDA	$16,537	$15,034
(1)Amounts relate to the revaluation of a contingent liability associated with a 2018 acquisition. The impact is included in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 10 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
The following table provides our calculation of Adjusted ROIC for the three months ended March 31, 2025 and 2024. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(7,061)	$(8,055)
Add back:
Interest expense	12,876	12,792
Interest income	(139)	(310)
Restructuring charges	—	27
Adjusted after-tax net operating income	$5,676	$4,454

Total capital as of prior period-end:
Total stockholders’ deficit	$(66,064)	$(35,630)
Total debt	350,580	359,859
Less cash and cash equivalents	(27,880)	(30,840)
Total capital as of prior period-end	$256,636	$293,389
Total capital as of period-end:
Total stockholders’ deficit	$(72,113)	$(43,314)
Total debt	349,260	353,805
Less cash and cash equivalents	(17,275)	(10,237)
Total capital as of period-end	$259,872	$300,254
Average total capital	$258,254	$296,822

ROIC	(10.9)%	(10.9)%
Adjusted ROIC	8.8%	6.0%
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Calculation of gross profit:
Revenues	$150,466	$142,120
Cost of revenues (exclusive of depreciation and amortization shown separately below)	122,470	116,006
Depreciation (related to cost of revenues)	5,723	6,263
Amortization of intangibles	2,796	2,796
Gross profit	$19,477	$17,055

Adjusted gross profit reconciliation:
Gross profit	$19,477	$17,055
Depreciation (related to cost of revenues)	5,723	6,263
Amortization of intangibles	2,796	2,796
Adjusted gross profit	$27,996	$26,114
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operations and, if needed, external borrowings and issuances of debt and equity securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt (including semi-annual interest payments ($19.5 million based on amounts outstanding as of March 31, 2025) to the holders of the 2028 Notes (as defined and described below), which began on August 1, 2023), and fund our working capital requirements. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. For example, in 2024, we implemented certain cost reduction and supply chain initiatives. These ongoing initiatives have helped reduce some of our largest material costs, and starting at the end of the second quarter of 2024, we began to see positive impacts, that have continued into 2025, on our profitability as a result of such efforts. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases when it is opportunistic to do so to manage our debt maturity profile.
For 2025, our planned capital expenditure budget, excluding possible acquisitions, is expected to be between $15 million and $25 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. Although we do not budget for acquisitions, pursuing growth through acquisitions may continue to be a part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all.
We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital, which we cannot guarantee.
At March 31, 2025, we had $17.3 million of cash and cash equivalents and $36.5 million of availability under the 2018 ABL Credit Facility (as defined and described below), which resulted in a total liquidity position of $53.8 million. On May 1, 2025, we repaid all borrowings outstanding under the 2018 ABL Credit Facility and replaced the 2018 ABL Credit Facility with the 2025 ABL Credit Facility (as defined and described below) under which we borrowed $48.9 million on such date. As of May 1, 2025, after such borrowings, we had $51.3 million of availability under the 2025 ABL Credit Facility.
We believe that, based on our current forecasts, our cash on hand, together with cash flows from operations and borrowings under the 2025 ABL Credit Facility, should be sufficient to fund our capital requirements for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and the ever-changing market.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During both the three months ended March 31, 2025 and March 31, 2024, no shares were sold under the Equity Distribution Agreement.
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
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of May 15, 2025, the Excess Cash Flow Amount will be $0, and as such, no Excess Cash Flow Offer will be made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the covenants contained in the 2028 Notes Indenture at March 31, 2025.
For additional information on the Units and the 2028 Notes, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ABL Credit Facilities
On October 25, 2018, we entered into a credit agreement (the “2018 ABL Credit Agreement”) that permitted aggregate borrowings of up to $200.0 million, subject to a borrowing base, including a Canadian tranche with a sub-limit of up to $25.0 million and a sub-limit of $50.0 million for letters of credit (the “2018 ABL Credit Facility”). On January 17, 2023, we entered into the First Amendment to Credit Agreement (the “First ABL Facility Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, which became effective on January 30, 2023. Pursuant to the First ABL Facility Amendment, the maturity date of the 2018 ABL Credit Facility was extended from October 25, 2023 to January 29,

2027. In addition, the First ABL Facility Amendment, among other changes, revised the terms of the 2018 ABL Credit Facility as follows: (a) decreased the size of the 2018 ABL Credit Facility from $200.0 million to $150.0 million, subject to the borrowing base, (b) changed the interest rate benchmark from London Interbank Offered Rate to Term Secured Overnight Financing Rate with a 10 basis point spread adjustment and increased pricing from the existing range of 1.75% to 2.25% to a range of 2.00% to 2.50%, in each case depending on our leverage ratio, (c) decreased the Canadian tranche sub-limit from $25.0 million to $5.0 million, and (d) decreased the letter of credit sub-limit from $50.0 million to $10.0 million. Certain other changes to the terms of the 2018 ABL Credit Facility as a result of the First ABL Facility Amendment are summarized in Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q. On June 7, 2024, we entered into the Second Amendment to Credit Agreement (together with the First ABL Facility Amendment, the “2018 ABL Facility Amendments”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto, to change the interest rate benchmark for borrowings denominated in Canadian dollars from Canadian Dollar Offered Rate (CDOR) to a rate based on the Canadian Overnight Repo Rate Average (CORRA), effective as of June 14, 2024.
The 2018 ABL Credit Agreement, as amended by the 2018 ABL Facility Amendments (the “Amended 2018 ABL Credit Agreement”), contained various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. We were in compliance with all covenants contained in the Amended 2018 ABL Credit Agreement as of March 31, 2025.
At March 31, 2025, we had $47.0 million of borrowings under the 2018 ABL Credit Facility, and our availability under the 2018 ABL Credit Facility was approximately $36.5 million, net of outstanding letters of credit of $2.4 million.
On May 1, 2025, we entered into a Loan and Security Agreement (the “2025 ABL Credit Agreement”) with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto. The 2025 ABL Credit Agreement provides for an asset-based revolving credit facility (the “2025 ABL Credit Facility”) with lender commitments of $125.0 million (the “Maximum Revolving Facility Amount”) and a sub-limit of $5.0 million for letters of credit, which will mature on the earlier of (i) May 1, 2028 and (ii) the date that is 91 days prior to the maturity date of the 2028 Notes. The outstanding balance of the borrowings under the 2025 ABL Credit Facility may not exceed in the aggregate at any time the lesser of (a) the Maximum Revolving Facility Amount reduced by certain customary reserves and (b) the borrowing base, which is calculated on the basis of eligible accounts and inventory. The Maximum Revolving Facility Amount could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases not to exceed $50.0 million. Borrowings under the 2025 ABL Credit Facility bear interest at a per annum rate equal to the term-specific Secured Overnight Financing Rate (SOFR) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00% to 4.50%, depending on our fixed charge coverage ratio.
On May 1, 2025, we borrowed approximately $48.9 million under the 2025 ABL Credit Facility and used such proceeds to repay all borrowings outstanding under the 2018 ABL Credit Facility and pay fees and expenses associated with the entry into the 2025 ABL Credit Agreement.
The 2025 ABL Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the 2025 ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.10 to 1.00 that is tested quarterly when the availability under the 2025 ABL Credit Facility is less than $10.0 million. This financial covenant applies until the availability exceeds such threshold for 30 consecutive days.
For additional information on the 2018 ABL Credit Facility and the 2025 ABL Credit Facility, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarter Report on Form 10-Q.

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating activities	$(5,277)	$(8,837)
Investing activities	(3,981)	(5,460)
Financing activities	(1,556)	(6,223)
Impact of foreign exchange rate on cash	209	(83)
Net change in cash and cash equivalents	$(10,605)	$(20,603)
Operating Activities
Net cash used in operating activities was $5.3 million in the first three months of 2025 compared to $8.8 million in net cash used in the first three months of 2024. The decrease in cash flow used in operating activities was primarily attributed to a $1.9 million increase in cash provided by working capital in comparison to the first three months of 2024, as well as a $1.7 million increase in cash provided by operations driven mainly by a decreased net loss in comparison to the first three months of 2024.
Investing Activities
Net cash used in investing activities was $4.0 million during the first three months of 2025 compared to $5.5 million in net cash used in the first three months of 2024. The decrease in cash flow used in investing activities was attributed to a $1.5 million decrease in cash purchases of property and equipment in comparison to the first three months of 2024.
Financing Activities
Net cash used in financing activities was $1.6 million during the first three months of 2025 compared to $6.2 million in net cash used in the first three months of 2024. The decrease in cash flow used in financing activities was primarily attributed to $4.0 million in proceeds received from the 2018 ABL Credit Facility in the first quarter of 2025 that did not occur in the first quarter of 2024 as well as a $1.0 million reduction in payments on the 2018 ABL Credit Facility between periods. The decrease was partially offset by a $0.3 million increase in payments of short-term debt in comparison to the first quarter of 2024.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting estimates, which are estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting estimates as described therein.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
We are currently out of compliance with certain NYSE continued listing standards and are at risk of the NYSE delisting our common stock; such a delisting could negatively impact us as it would likely reduce the liquidity and market price of our common stock, which in turn would, among other things, negatively impact our ability to raise equity financing.
On October 21, 2024, we received written notification (the “Market Capitalization Notice”) from the NYSE that we no longer satisfy the continued listing standard set forth under Section 802.01B of the NYSE Listed Company Manual (the “NYSE Manual”) because our average global market capitalization was less than $50,000,000 over a consecutive 30 trading-day period that ended on October 18, 2024 and, at the same time, our last reported stockholders’ equity was less than $50,000,000. In accordance with applicable NYSE procedures, we developed and submitted a plan (the “Market Capitalization Plan”) to the NYSE demonstrating how we intend to regain compliance with such continued listing standard within 18 months of our receipt of the Market Capitalization Notice, which was reviewed and accepted by the Listings Operations Committee of the NYSE. We are subject to quarterly review for compliance with the Market Capitalization Plan, and if we fail to meet material aspects of the Market Capitalization Plan or any quarterly milestones contained in the Market Capitalization Plan, the NYSE may commence suspension and delisting procedures prior to the end of the cure period.
On April 30, 2025, we received written notification (the “Price Criteria Notice”) from the NYSE that we no longer satisfy the continued listing standard set forth in Section 802.01C of the NYSE Manual because, as of April 29, 2025, the average closing share price of our common stock was less than $1.00 over a consecutive 30 trading-day period. Under the NYSE’s rules, we can regain compliance at any time within the six-month period following receipt of the Price Criteria Notice if, on the last trading day of any calendar month during the six-month cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. We intend to consider all available options to cure the minimum share price deficiency and regain compliance, including, but not limited to, a reverse stock split, subject to stockholder approval, if necessary to cure the non-compliance.
If we do not regain compliance with the continued listing standards set forth under Section 802.01B and Section 802.01C of the NYSE Manual within the applicable cure periods, or we do not make progress consistent with the Market Capitalization Plan, the NYSE may initiate proceedings to delist our common stock. The NYSE may also commence accelerated delisting actions if our common stock trades at an “abnormally low” price or if our average market capitalization falls below $15 million over a 30 trading-day period.
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

Nine Energy Service, Inc.

Date:	May 7, 2025	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Guy Sirkes
Guy Sirkes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)