Form 10-Q
period 2025-06-30
Nine Energy Service, Inc.
filed 2025-08-05
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 1, 2025 was 43,340,550.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$14,216	$27,880
Restricted cash	3,539	—
Accounts receivable, net	93,992	81,157
Income taxes receivable	—	284
Inventories, net	54,209	50,781
Prepaid expenses	8,409	9,982
Other current assets	1,366	380
Total current assets	175,731	170,464
Property and equipment, net	68,794	70,518
Operating lease right of use assets, net	37,862	37,252
Finance lease right of use assets, net	22	29
Intangible assets, net	73,654	79,246
Other long-term assets	5,102	2,567
Total assets	$361,165	$360,076
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$44,145	$36,052
Accrued expenses	35,648	30,676
Income taxes payable	136	—
Current portion of long-term debt	913	3,580
Current portion of operating lease obligations	13,069	11,216
Current portion of finance lease obligations	19	21
Total current liabilities	93,930	81,545
Long-term liabilities
Long-term debt	323,454	317,264
Long-term operating lease obligations	25,426	26,710
Other long-term liabilities	92	621
Total liabilities	442,902	426,140
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 43,370,187 and 42,348,643 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	434	423
Additional paid-in capital	807,509	806,231
Accumulated other comprehensive loss	(4,916)	(5,406)
Accumulated deficit	(884,764)	(867,312)
Total stockholders’ equity (deficit)	(81,737)	(66,064)
Total liabilities and stockholders’ equity (deficit)	$361,165	$360,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Service	$110,211	$99,971	$226,838	$206,864
Product	37,040	32,430	70,879	67,657
	147,251	132,401	297,717	274,521
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	93,324	87,183	188,908	177,273
Product	28,115	24,865	55,001	50,781
General and administrative expenses	13,874	12,482	27,137	24,747
Depreciation	5,796	6,602	11,633	13,336
Amortization of intangibles	2,796	2,796	5,592	5,592
Loss (gain) on revaluation of contingent liability	48	(118)	73	(192)
Loss (gain) on sale of property and equipment	(80)	27	366	1
Income (loss) from operations	3,378	(1,436)	9,007	2,983
Interest expense	14,729	12,782	27,605	25,574
Interest income	(319)	(154)	(458)	(464)
Other income	(187)	(162)	(349)	(324)
Loss before income taxes	(10,845)	(13,902)	(17,791)	(21,803)
Provision (benefit) for income taxes	(454)	139	(339)	293
Net loss	$(10,391)	$(14,041)	$(17,452)	$(22,096)
Loss per share
Basic	$(0.25)	$(0.40)	$(0.43)	$(0.64)
Diluted	$(0.25)	$(0.40)	$(0.43)	$(0.64)
Weighted average shares outstanding
Basic	40,886,710	35,477,154	40,527,572	34,663,736
Diluted	40,886,710	35,477,154	40,527,572	34,663,736
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$228	$53	$490	$(157)
Total other comprehensive income (loss), net of tax	228	53	490	(157)
Total comprehensive loss	$(10,163)	$(13,988)	$(16,962)	$(22,253)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2025	42,348,643	$423	$806,981	$(5,144)	$(874,373)	$(72,113)
Issuance of common stock under stock compensation plan, net of forfeitures	1,021,544	11	(11)	—	—	—
Stock-based compensation expense	—	—	539	—	—	539
Other comprehensive income	—	—	—	228	—	228
Net loss	—	—	—	—	(10,391)	(10,391)
Balance, June 30, 2025	43,370,187	$434	$807,509	$(4,916)	$(884,764)	$(81,737)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2024	35,324,861	$353	$795,687	$(5,069)	$(834,285)	$(43,314)
Issuance of common stock under stock compensation plan, net of forfeitures	1,643,450	17	(17)	—	—	—
Stock-based compensation expense	—	—	807	—	—	807
Issuance of common stock under ATM program	4,199,074	42	6,738	—	—	6,780
Other comprehensive income	—	—	—	53	—	53
Net loss	—	—	—	—	(14,041)	(14,041)
Balance, June 30, 2024	41,167,385	$412	$803,215	$(5,016)	$(848,326)	$(49,715)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2024	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
Issuance of common stock under stock compensation plan, net of forfeitures	1,021,544	11	(11)	—	—	—
Stock-based compensation expense	—	—	1,289	—	—	1,289
Other comprehensive income	—	—	—	490	—	490
Net loss	—	—	—	—	(17,452)	(17,452)
Balance, June 30, 2025	43,370,187	$434	$807,509	$(4,916)	$(884,764)	$(81,737)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Issuance of common stock under stock compensation plan, net of forfeitures	1,643,450	17	(17)	—	—	—
Stock-based compensation expense	—	—	1,388	—	—	1,388
Issuance of common stock under ATM program	4,199,074	42	6,738	—	—	6,780
Other comprehensive loss	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(22,096)	(22,096)
Balance, June 30, 2024	41,167,385	412	803,215	(5,016)	(848,326)	$(49,715)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(17,452)	$(22,096)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,633	13,336
Amortization of intangibles	5,592	5,592
Amortization of operating leases	7,135	6,631
Amortization of deferred financing costs and non-cash interest	6,322	3,657
Provision for doubtful accounts	51	345
Provision for inventory obsolescence	1,135	558
Stock-based compensation expense	1,289	1,388
Loss on sale of property and equipment	366	1
Loss (gain) on revaluation of contingent liability	73	(192)
Changes in operating assets and liabilities
Accounts receivable, net	(12,834)	3,694
Inventories, net	(4,340)	(5,883)
Prepaid expenses and other current assets	592	1,849
Accounts payable and accrued expenses	12,633	2,692
Income taxes receivable/payable	417	(186)
Operating lease obligations	(7,068)	(6,539)
Other assets and liabilities	(733)	(790)
Net cash provided by operating activities	4,811	4,057
Cash flows from investing activities
Proceeds from sales of property and equipment	107	34
Purchases of property and equipment	(9,853)	(8,127)
Net cash used in investing activities	(9,746)	(8,093)
Cash flows from financing activities
Proceeds from issuance of common stock under ATM program	—	6,780
Proceeds from revolving credit facilities	52,946	—
Payments on revolving credit facilities	(51,000)	(5,000)
Payments of short-term debt	(2,667)	(2,129)
Cost of debt issuance	(4,507)	—
Principal payments on finance leases	(20)	(27)
Payments of contingent liability	(223)	(343)
Net cash used in financing activities	(5,471)	(719)
Impact of foreign currency exchange on cash	281	(58)
Net decrease in cash and cash equivalents	(10,125)	(4,813)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash at beginning of period	$27,880	$30,840
Cash, cash equivalents, and restricted cash at end of period	$17,755	$26,027

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,589	$22,043

	Six Months Ended June 30,
	2025	2024
Cash paid (refunded) for income taxes	$(777)	$487
Right of use assets obtained in exchange for operating lease obligations	$6,540	$1,898
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$26	$26
Capital expenditures in accounts payable and accrued expenses	$1,373	$1,021

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
Risks and Uncertainties
As Nine is a spot-market business, the Company’s business and its pricing depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices, which have been extremely volatile historically and in recent years. In addition, the Company’s earnings are affected by its ability to maintain current pricing levels, the impact of wage and labor inflation, labor shortages, and supply chain constraints. Due to the spot-market nature of its business, the Company’s revenue and earnings generally move very similarly to rig, frac, and stage counts in U.S. rig count.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Restricted Cash
Amounts included in restricted cash represent those required to be set aside, under a contractual agreement with a bank, as collateral for certain letters of credit and other general purposes.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

June 30, 2025
(in thousands)
Cash and cash equivalents	$14,216
Restricted cash	3,539
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,755
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
4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cement	$52,181	$45,788	$109,349	$94,077
Coiled tubing	25,072	26,230	54,928	56,949
Wireline	32,958	27,953	62,561	55,838
Service revenues	$110,211	$99,971	$226,838	$206,864

Tools	$37,040	$32,430	$70,879	$67,657
Product revenues	$37,040	$32,430	$70,879	$67,657

Total revenues	$147,251	$132,401	$297,717	$274,521
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $4.5 million and

$5.5 million at June 30, 2025 and December 31, 2024, respectively.
Inventories, net as of June 30, 2025 and December 31, 2024 were comprised of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$32,997	$28,900
Work in progress	105	148
Finished goods	25,574	27,194
Inventories	58,676	56,242
Reserve for obsolescence	(4,467)	(5,461)
Inventories, net	$54,209	$50,781
6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(56,789)	$6,481	2.3
Technology	125,110	(57,937)	67,173	8.3
Total	$188,380	$(114,726)	$73,654

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(55,400)	$7,870	2.8
Technology	125,110	(53,734)	71,376	8.8
Total	$188,380	$(109,134)	$79,246
Amortization of intangibles expense was $2.8 million and $5.6 million for the three and six months ended June 30, 2025, respectively. Amortization of intangibles expense was $2.8 million and $5.6 million for the three and six months ended June 30, 2024, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2025	$5,591
2026	11,082
2027	10,315
2028	8,000
2029	8,000
2030	8,000
Thereafter	22,666
Total	$73,654

7. Accrued Expenses
Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued interest	$16,665	$16,960
Accrued compensation and benefits	9,944	6,287
Accrued bonus	2,223	1,016
Accrued legal fees and settlements	185	256
Other accrued expenses	6,631	6,157
Accrued expenses	$35,648	$30,676
8. Debt Obligations
The Company’s debt obligations as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
2028 Notes	$300,000	$300,000
2025 ABL Credit Facility	49,362	—
2018 ABL Credit Facility	—	47,000
Short-term debt (1)	913	3,580
Total debt before deferred financing costs	$350,275	$350,580
Deferred financing costs	(25,908)	(29,736)
Total debt	$324,367	$320,844
Less: Current portion of long-term debt	(913)	(3,580)
Long-term debt	$323,454	$317,264
(1)The weighted average interest rate of short-term debt outstanding was 7.9% at both June 30, 2025 and December 31, 2024.
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
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $25.9 million at June 30, 2025.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with all covenants contained in the 2028 Notes Indenture at June 30, 2025.
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
The 2018 Credit Agreement, as amended by the 2018 ABL Facility Amendments (the “Amended 2018 ABL Credit Agreement”), contained customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the Amended 2018 ABL Credit Agreement contained a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that was tested quarterly when (a) the availability under the 2018 ABL Credit Facility dropped below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applied until the availability exceeds the applicable threshold for 30 consecutive days and no default is ongoing.
Pursuant to the Amended 2018 ABL Credit Agreement, all of the Company’s obligations under the 2018 ABL Credit Facility were secured by security interests (subject to permitted liens) in substantially all of the personal property of U.S. Credit Parties, excluding certain assets. The obligations under the Canadian tranche were further secured by security interests (subject to permitted liens) in substantially all of the personal property of Canadian Credit Parties, excluding certain assets.
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
On May 1, 2025, the Company borrowed approximately $48.9 million under the 2025 ABL Credit Facility and used such proceeds to repay all borrowings outstanding under the terminated and replaced 2018 ABL Credit Facility and pay fees and expenses associated with the entry into the 2025 ABL Credit Agreement.
The 2025 ABL Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the 2025 ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.10 to 1.00 that is tested quarterly when the availability under the 2025 ABL Credit Facility is less than $10.0 million. This financial covenant applies until the availability exceeds such threshold for 30 consecutive days. The Company was in compliance with all covenants contained in the 2025 ABL Credit Agreement at June 30, 2025.
The Company’s obligations under the 2025 ABL Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and all of its current domestic and Canadian subsidiaries.
At June 30, 2025, the Company had $49.4 million outstanding borrowings under the 2025 ABL Credit Facility, and its availability under the 2025 ABL Credit Facility was approximately $51.3 million. In July 2025, the Company borrowed an additional $13.4 million under the 2025 ABL Credit Facility.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $0.9 million and $3.6 million at June 30, 2025 and December 31, 2024, respectively.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
2028 Notes	$148,260	$197,283
2025 ABL Credit Facility	$49,362	$—
2018 ABL Credit Facility	$—	$47,000
Short-term debt	$913	$3,580
The fair value of the 2028 Notes, 2025 ABL Credit Facility, 2018 ABL Credit Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the 2025 ABL Credit Facility, 2018 ABL Credit Facility, and short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. The Company also purchased $1.5 million and $2.3 million of products and services during the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.5 million for the three and six months ended June 30, 2024, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $1.2 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively.

Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.8 million and $1.1 million for the three and six months ended June 30, 2025, respectively, and $1.4 million and $3.0 million for the three and six months ended June 30, 2024, respectively. There were outstanding receivables due from Devon of $0.5 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively.
10. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. At June 30, 2025 and December 31, 2024, the Company recorded a $0.2 million and $0.3 million accrual, respectively, for legal matters, which is included under the caption “Accrued expenses” in its Condensed Consolidated Balance Sheets.
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
On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $2.2 million letter of credit representing the judgment amount and deferred royalties from the judgment date through June 30, 2025. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.8 million and $1.5 million at June 30, 2025 and December 31, 2024, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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

The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at June 30, 2025 and 2024 was as follows:

Balance at December 31, 2024	$719
Revaluation adjustments	73
Payments	(402)
Balance at June 30, 2025	$390

Balance at December 31, 2023	$1,219
Revaluation adjustments	(192)
Payments	(343)
Balance at June 30, 2024	$684
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 4.3% to 4.4%), and a credit-adjusted rate (ranging from 17.4% to 17.6%). Contingent liabilities include $0.4 million and $0.6 million reported in “Accrued expenses” at June 30, 2025 and December 31, 2024, respectively, and $0.0 million and $0.1 million reported in “Other long-term liabilities” at June 30, 2025 and December 31, 2024, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(454)	$139	$(339)	$293
Effective tax rate	4.2%	(1.0)%	1.9%	(1.3)%
The Company’s benefit for income taxes for the three and six months ended June 30, 2025 primarily reflects a $0.5 million discrete tax benefit recorded during the second quarter of 2025, as well as tax positions in state and non-U.S. jurisdictions. At June 30, 2025, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of common stock was computed as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(10,391)	40,886,710	$(0.25)	$(14,041)	35,477,154	$(0.40)
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(10,391)	40,886,710	$(0.25)	$(14,041)	35,477,154	$(0.40)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(17,452)	40,527,572	$(0.43)	$(22,096)	34,663,736	$(0.64)
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(17,452)	40,527,572	$(0.43)	$(22,096)	34,663,736	$(0.64)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, and unvested restricted stock units for the three and six months ended June 30, 2025 and 2024 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2025	2024
Three months ended June 30,	193,608	544,392
Six months ended June 30,	133,273	341,546
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable. During 2024, natural gas prices were extremely depressed, averaging approximately $2.19 per million British thermal units (“MMBtu”) for the year. Through the first half of 2025, natural gas prices have improved averaging approximately $3.66 per MMBtu. However, despite a more supportive natural gas price during the first half of 2025, we have yet to see any meaningful activity increases in the natural gas-levered basins like the Haynesville and Northeast. For example, during the fourth quarter of 2024, the average rig count in the Haynesville was 31 rigs and at the end of the second quarter of 2025, the average rig count was 36 rigs. Nonetheless, we remain positive on the long-term outlook of natural gas, even as prices trended downward in the second quarter of 2025.
As for oil prices, towards the end of 2024, we began to see West Texas Intermediate (“WTI”) oil prices decline, which was exacerbated by the announcement of new tariffs by the Trump Administration in April 2025 and OPEC communicating they would be increasing production in May and July 2025. During the first quarter of 2025, the average WTI price was $71.78 per barrel as compared to $64.57 per barrel in the second quarter of 2025, a decline of approximately 10%. Notably, in the second quarter of 2025, WTI price fell below $60 per barrel for the first time in four years. Because of the decline in oil prices, as well as increased costs and market uncertainty, our customers began to decrease activity. According to Baker Hughes, during the second quarter of 2025, 45 rigs, most of which were in the Permian Basin, came out of the U.S. market, a decline of approximately 8% from the first quarter of 2025. Due to the spot-market nature of our business, our revenue and profitability generally move very similarly to U.S. rig, frac, and stage counts, and starting in the second quarter of 2025, we began to experience activity declines as well as receive pricing pressure across all of our service lines, especially in the oil-levered basins, which negatively impacted both revenue and earnings during the second quarter of 2025.
With the current oil price environment, our customers are continuing to review their capital plans real-time, and activity levels will be significantly impacted by current and forward-looking commodity prices. The third quarter of 2025 will reflect the impact of a full quarter of activity and pricing declines that occurred throughout the second quarter of 2025. As such, we anticipate revenue and earnings in the third quarter of 2025 will be down compared to the second quarter of 2025.
Significant factors that are likely to affect commodity prices moving forward include geopolitical and economic developments in the U.S. and globally, including conflicts, the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; tariffs imposed by the U.S. and other countries or retaliatory trade measures; instability, acts of war or terrorism in oil producing countries or regions, particularly the Middle East, Russia, South America and Africa; actions of the members of OPEC and other oil exporting nations that relate to or impact oil production or supply; weather conditions; the effect of energy, monetary, and trade policies of the U.S.; changes to energy regulations and policies, including those of the U.S. Environmental Protection Agency and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. We expect that U.S. activity levels will be impacted by commodity prices and many of the same factors expected to impact commodity prices, including the production of OPEC and other oil exporting nations and governmental policies, such as tariffs. We cannot predict the scope or extent of such impacts. Furthermore, although as noted above, our customers’ activity and spending levels, and thus demand for our services and products, are strongly influenced by current and expected oil and natural gas prices, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans and uncertainty remains around supply and demand fundamentals.
We remain cautiously optimistic on the long-term outlook for the energy sector, and we believe there is potential upside for North American activity levels, especially in natural gas basins. We plan to play both offense and defense to improve revenue and margins in a lower rig count environment. This includes gaining market share with current and new customers, growing our international tools business, continuing research and development and technology advances, construction of our new completion tools facility, and potential expansion into new geographies. We are nimble and diversified in both our service and technology offerings and commodity exposure, which we believe has and will continue to allow us to navigate uncertain markets, while still being able to capitalize on any potential growth opportunities both domestically and internationally.
Results of Operations
Results for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$147,251	$132,401	$14,850	11%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	121,439	112,048	9,391	8%
Adjusted gross profit	$25,812	$20,353	$5,459	27%

General and administrative expenses	$13,874	$12,482	$1,392	11%
Depreciation	5,796	6,602	(806)	(12)%
Amortization of intangibles	2,796	2,796	—	—%
Loss (gain) on revaluation of contingent liability	48	(118)	166	(141)%
Loss (gain) on sale of property and equipment	(80)	27	(107)	396%
Income (loss) from operations	3,378	(1,436)	4,814	335%
Non-operating expense	14,223	12,466	1,757	14%
Loss before income taxes	(10,845)	(13,902)	3,057	(22)%
Provision (benefit) for income taxes	(454)	139	(593)	427%
Net loss	$(10,391)	$(14,041)	$3,650	(26)%

Revenues
Revenues increased $14.9 million, or 11%, to $147.3 million for the second quarter of 2025. The increase in comparison to the second quarter of 2024 was primarily related to cementing revenue (including pump downs), which increased $6.4 million, or 14%, as total cement job count increased 15%, each in comparison to the second quarter of 2024. In addition, wireline revenue increased $5.0 million, or 18%, as total completed wireline stages increased 35%, each in comparison to the second quarter of 2024, and tools revenue increased $4.6 million, or 14%, as completion tools stages increased 27%, each in comparison to the second quarter of 2024. The overall increase was partially offset by pricing pressure in coiled tubing, which decreased its revenue by $1.1 million, or 4%, in comparison to the second quarter of 2024. Lower pricing across cementing, wireline, and tools also partially offset overall revenue increases between periods.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $9.4 million, or 8%, to $121.4 million for the second quarter of 2025. The increase in comparison to the second quarter of 2024 was primarily related to a $6.6 million increase in materials installed and consumed while performing services, a $2.1 million increase in employee-related costs, and a $0.6 million increase in vehicle costs, each in comparison to the second quarter of 2024.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased approximately $5.5 million to $25.8 million for the second quarter of 2025 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $1.4 million to $13.9 million for the second quarter of 2025. The increase was primarily related to a $1.5 million increase in employee-related costs between periods.
Depreciation
Depreciation expense decreased $0.8 million to $5.8 million for the second quarter of 2025. The decrease in comparison to the second quarter of 2024 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
We recorded $2.8 million in amortization of intangibles expense (comprised of technology and customer relationships) in both the second quarter of 2025 and the second quarter of 2024.
Non-Operating (Income) Expenses
Non-operating expenses increased $1.8 million to $14.2 million for the second quarter of 2025. The increase was primarily attributed to the write-off of $1.5 million of deferred financing costs associated with the 2018 ABL Credit Facility (as defined and described below) in the second quarter of 2025 that did not occur in the second quarter of 2024. The increase was also partly attributed to increased amortization of deferred financing costs between periods.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.5 million for the second quarter of 2025 compared to an income tax provision of $0.1 million for the second quarter of 2024. The difference between the periods was primarily attributed to a $0.5 million discrete income tax benefit in the second quarter of 2025 that did not occur in the second quarter of 2024.
Net Income (Loss) and Adjusted EBITDA
Net loss decreased $3.7 million, or 26%, to $10.4 million for the second quarter of 2025, and Adjusted EBITDA increased $4.4 million, or 45%, to $14.1 million for the second quarter of 2025. The changes were primarily due to the fluctuations in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.

Results for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$297,717	$274,521	$23,196	8%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	243,909	228,054	15,855	7%
Adjusted gross profit	$53,808	$46,467	$7,341	16%

General and administrative expenses	$27,137	$24,747	$2,390	10%
Depreciation	11,633	13,336	(1,703)	(13)%
Amortization of intangibles	5,592	5,592	—	—%
Loss (gain) on revaluation of contingent liability	73	(192)	265	(138)%
Loss on sale of property and equipment	366	1	365	36500%
Income from operations	9,007	2,983	6,024	202%
Non-operating expense	26,798	24,786	2,012	8%
Loss before income taxes	(17,791)	(21,803)	4,012	(18)%
Provision (benefit) for income taxes	(339)	293	(632)	216%
Net loss	$(17,452)	$(22,096)	$4,644	(21)%
Revenues
Revenues increased $23.2 million, or 8%, to $297.7 million for the first six months of 2025. The increase in comparison to the first six months of 2024 was primarily related to cementing revenue (including pump downs), which increased $15.3 million, or 16%, as total cement job count increased 23%, each in comparison to the first six months of 2024. In addition, wireline revenue increased $6.7 million, or 12%, as total completed wireline stages increased 27%, each in comparison to the first six months of 2024, and tools revenue increased $3.2 million, or 5%, as completion tools stages increased 18%, each in comparison to the first six months of 2024. The overall increase was partially offset by pricing pressure in coiled tubing, which decreased its revenue by $2.0 million, or 4%, in comparison to the first six months of 2024. Lower pricing across cementing, wireline, and tools also partially offset overall revenue increases between periods.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $15.9 million, or 7%, to $243.9 million for the first six months of 2025. The increase in comparison to the first six months of 2024 was related to a $11.2 million increase in materials installed and consumed while performing services, a $2.3 million increase in employee-related costs, a $1.5 million increase in vehicle costs, and a $0.9 million increase in taxes, facility, and other costs, each in comparison to the first six months of 2024.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased approximately $7.3 million to $53.8 million for the first six months of 2025 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $2.4 million to $27.1 million for the first six months of 2025. The increase was primarily related to a $2.3 million increase in employee-related costs between periods.
Depreciation
Depreciation expense decreased $1.7 million to $11.6 million for the first six months of 2025. The decrease in comparison to the first six months of 2024 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.

Amortization of Intangibles
We recorded $5.6 million in amortization of intangibles expense (comprised of technology and customer relationships) in both the first six months of 2025 and the first six months of 2024.
Non-Operating (Income) Expenses
Non-operating expenses increased $2.0 million to $26.8 million for the first six months of 2025. The increase was primarily attributed to the write-off of $1.5 million of deferred financing costs associated with the 2018 ABL Credit Facility in the first six months of 2025 that did not occur in the first six months of 2024. The increase was also partly attributed to increased amortization of deferred financing costs between periods.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.3 million for the first six months of 2025 compared to an income tax provision of $0.3 million for the first six months of 2024. The difference between the periods was primarily attributed to a $0.5 million discrete income tax benefit in the first six months of 2025 that did not occur in the first six months of 2024.
Net Income (Loss) and Adjusted EBITDA
Net loss decreased $4.6 million, or 21%, to $17.5 million for the first six months of 2025, and Adjusted EBITDA increased $5.9 million, or 24%, to $30.7 million for the first six months of 2025. The changes were primarily due to the fluctuations in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.
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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(10,391)	$(14,041)	$(17,452)	$(22,096)
Interest expense	14,729	12,782	27,605	25,574
Interest income	(319)	(154)	(458)	(464)
Provision (benefit) for income taxes	(454)	139	(339)	293
Depreciation	5,796	6,602	11,633	13,336
Amortization of intangibles	2,796	2,796	5,592	5,592
EBITDA	$12,157	$8,124	$26,581	$22,235
Loss (gain) on revaluation of contingent liability (1)	48	(118)	73	(192)
Restructuring charges	306	315	306	342
Stock-based compensation expense	539	807	1,289	1,388
Cash award expense	1,153	580	2,045	995
Loss (gain) on sale of property and equipment	(80)	27	366	1
Adjusted EBITDA	$14,123	$9,735	$30,660	$24,769
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

The following table provides our calculation of Adjusted ROIC for the three and six months ended June 30, 2025 and 2024. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(10,391)	$(14,041)	$(17,452)	$(22,096)
Add back:
Interest expense	14,729	12,782	27,605	25,574
Interest income	(319)	(154)	(458)	(464)
Restructuring charges	306	315	306	342
Adjusted after-tax net operating income (loss)	$4,325	$(1,098)	$10,001	$3,356

Total capital as of prior period-end:
Total stockholders’ deficit	$(72,113)	$(43,314)	$(66,064)	$(35,630)
Total debt	349,260	353,805	350,580	359,859
Less cash and cash equivalents	(17,275)	(10,237)	(27,880)	(30,840)
Total capital as of prior period-end	$259,872	$300,254	$256,636	$293,389
Total capital as of period-end:
Total stockholders’ deficit	$(81,737)	$(49,715)	$(81,737)	$(49,715)
Total debt	350,275	352,730	350,275	352,730
Less cash and cash equivalents	(14,216)	(26,027)	(14,216)	(26,027)
Total capital as of period-end	$254,322	$276,988	$254,322	$276,988
Average total capital	$257,097	$288,621	$255,479	$285,189

ROIC	(16.2)%	(19.5)%	(13.7)%	(15.5)%
Adjusted ROIC	6.7%	(1.5)%	7.8%	2.4%
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Calculation of gross profit:
Revenues	$147,251	$132,401	$297,717	$274,521
Cost of revenues (exclusive of depreciation and amortization shown separately below)	121,439	112,048	243,909	228,054
Depreciation (related to cost of revenues)	5,683	6,139	11,406	12,402
Amortization of intangibles	2,796	2,796	5,592	5,592
Gross profit	$17,333	$11,418	$36,810	$28,473

Adjusted gross profit reconciliation:
Gross profit	$17,333	$11,418	$36,810	$28,473
Depreciation (related to cost of revenues)	5,683	6,139	11,406	12,402
Amortization of intangibles	2,796	2,796	5,592	5,592
Adjusted gross profit	$25,812	$20,353	$53,808	$46,467
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operations and, if needed, external borrowings and issuances of debt and equity securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt (including semi-annual interest payments ($19.5 million based on amounts outstanding as of June 30, 2025) to the holders of the 2028 Notes (as defined and described below), which began on August 1, 2023), and fund our working capital requirements. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and will continue to adapt as the market dictates. For example, in 2024, we implemented certain cost reduction and supply chain initiatives. These ongoing initiatives have helped reduce some of our largest material costs, and starting at the end of the second quarter of 2024, we began to see positive impacts, that have continued into 2025, on our earnings as a result of such efforts. We have also used cash to make open market repurchases of our debt and may, from time to time, continue to make such repurchases when it is opportunistic to do so to manage our debt maturity profile.
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
At June 30, 2025, we had $14.2 million of cash and cash equivalents and $51.3 million of availability under the 2025 ABL Credit Facility (as defined and described below), which resulted in a total liquidity position of $65.5 million.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the three and six months ended June 30, 2025, no shares were sold under the Equity Distribution Agreement. During the three months ended June 30, 2024, 4,199,074 shares were sold under the Equity Distribution Agreement, which generated net proceeds to us of $6.8 million after deducting commissions of $0.2 million. No shares were sold under the Equity Distribution Agreement during the first three months of 2024.
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
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of May 15, 2025, the Excess Cash Flow Amount was $0, and as such, no Excess Cash Flow Offer was made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the covenants contained in the 2028 Notes Indenture at June 30, 2025.
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
On May 1, 2025, we entered into a Loan and Security Agreement (the “2025 ABL Credit Agreement”) with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto. The 2025 ABL Credit Agreement provides for an asset-based revolving credit facility (the “2025 ABL Credit Facility”) with lender commitments of $125.0 million (the “Maximum Revolving Facility Amount”) and a sub-limit of $5.0 million for letters of credit, which will mature on the earlier of (i) May 1, 2028 and (ii) the date that is 91 days prior to the maturity date of the 2028 Notes. The outstanding balance of the borrowings under the 2025 ABL Credit Facility may not exceed in the aggregate at any time the lesser of (a) the Maximum Revolving Facility Amount reduced by certain customary reserves and (b) the borrowing base, which is calculated on the basis of eligible accounts and inventory. The Maximum Revolving Facility Amount could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases not to exceed $50.0 million. Borrowings under the 2025 ABL Credit Facility bear interest at a per annum rate equal to the term-specific Secured Overnight Financing Rate (SOFR) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00% to 4.50%, depending on our fixed charge coverage ratio. We were in compliance with all covenants contained in the 2025 ABL Credit Agreement as of June 30, 2025.
On May 1, 2025, we borrowed approximately $48.9 million under the 2025 ABL Credit Facility and used such proceeds to repay all borrowings outstanding under the terminated and replaced 2018 ABL Credit Facility and pay fees and expenses associated with the entry into the 2025 ABL Credit Agreement.
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
At June 30, 2025, we had $49.4 million of borrowings under the 2025 ABL Credit Facility, and our availability under the 2025 ABL Credit Facility was approximately $51.3 million. In July 2025, we borrowed an additional $13.4 million under the 2025 ABL Credit Facility.
For additional information on the 2018 ABL Credit Facility and the 2025 ABL Credit Facility, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating activities	$4,811	$4,057
Investing activities	(9,746)	(8,093)
Financing activities	(5,471)	(719)
Impact of foreign exchange rate on cash	281	(58)
Net change in cash, cash equivalents, and restricted cash	$(10,125)	$(4,813)
Operating Activities
Net cash provided by operating activities was $4.8 million in the first six months of 2025 compared to $4.1 million in the first six months of 2024. The increase in cash flow provided by operating activities was primarily attributed to a $6.9 million increase in cash provided by operations, driven mainly by a decreased net loss in comparison to the first six months of 2024. The increase was partially offset by a $6.2 million decrease in cash provided by working capital in comparison to the first six months of 2024, driven mainly by a decrease in cash provided by accounts receivable collections between periods.
Investing Activities
Net cash used in investing activities was $9.7 million during the first six months of 2025 compared to $8.1 million in the first six months of 2024. The increase in cash flow used in investing activities was primarily attributed to a $1.7 million increase in cash purchases of property and equipment in comparison to the first six months of 2024.
Financing Activities
Net cash used in financing activities was $5.5 million during the first six months of 2025 compared to $0.7 million in the first six months of 2024. The $4.8 million increase in cash flow used in financing activities was primarily attributed to a $46.0 million increase in payments on revolving credit facilities during the first six months of 2025 in comparison to the first six months of 2024, coupled with $6.8 million in proceeds received from the issuance of common stock under our ATM program in the first six months of 2024, that did not reoccur in the first six months of 2025, as well as $4.5 million in debt issuance costs associated with the 2025 ABL Credit Facility in the first six months of 2025, that did not occur in the first six months of 2024 and a $0.5 million increase in payments of short-term debt between periods. The increase was partially offset by $52.9 million in proceeds received from revolving credit facilities in the first six months of 2025 that did not occur in the first six months of 2024.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

10.1†
Loan and Security Agreement, dated as of May 1, 2025, by and among Nine Energy Service, Inc. and certain subsidiaries thereof, as a borrower or guarantor as provided therein, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 7, 2025).

10.2	Third Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 7, 2025).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
†    Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission or its staff upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules and similar attachments so furnished.
*    Filed herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	August 5, 2025	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ Guy Sirkes
Guy Sirkes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)