Form 10-Q
period 2025-09-30
Nine Energy Service, Inc.
filed 2025-10-30
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 28, 2025 was 43,361,339.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$14,389	$27,880
Restricted cash	2,086	—
Accounts receivable, net	81,446	81,157
Income taxes receivable	—	284
Inventories, net	56,806	50,781
Prepaid expenses	6,219	9,982
Other current assets	1,951	380
Total current assets	162,897	170,464
Property and equipment, net	66,424	70,518
Operating lease right of use assets, net	35,852	37,252
Finance lease right of use assets, net	19	29
Intangible assets, net	70,859	79,246
Other long-term assets	4,650	2,567
Total assets	$340,701	$360,076
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$37,072	$36,052
Accrued expenses	23,329	30,676
Income taxes payable	169	—
Current portion of long-term debt	—	3,580
Current portion of operating lease obligations	13,214	11,216
Current portion of finance lease obligations	13	21
Total current liabilities	73,797	81,545
Long-term liabilities
Long-term debt	339,390	317,264
Long-term operating lease obligations	23,290	26,710
Other long-term liabilities	90	621
Total liabilities	436,567	426,140
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 43,361,339 and 42,348,643 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	434	423
Additional paid-in capital	807,976	806,231
Accumulated other comprehensive loss	(4,865)	(5,406)
Accumulated deficit	(899,411)	(867,312)
Total stockholders’ equity (deficit)	(95,866)	(66,064)
Total liabilities and stockholders’ equity (deficit)	$340,701	$360,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Service	$100,846	$106,744	$327,684	$313,608
Product	31,182	31,413	102,061	99,070
	132,028	138,157	429,745	412,678
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	87,879	89,142	276,787	266,415
Product	23,849	24,309	78,850	75,090
General and administrative expenses	12,756	12,366	39,893	37,113
Depreciation	5,759	6,226	17,392	19,562
Amortization of intangibles	2,795	2,796	8,387	8,388
Loss on revaluation of contingent liability	96	383	169	191
Loss on sale of property and equipment	61	484	427	485
Income (loss) from operations	(1,167)	2,451	7,840	5,434
Interest expense	13,714	12,879	41,319	38,453
Interest income	(114)	(196)	(572)	(660)
Other income	(173)	(162)	(522)	(486)
Loss before income taxes	(14,594)	(10,070)	(32,385)	(31,873)
Provision (benefit) for income taxes	53	73	(286)	366
Net loss	$(14,647)	$(10,143)	$(32,099)	$(32,239)
Loss per share
Basic	$(0.35)	$(0.26)	$(0.79)	$(0.89)
Diluted	$(0.35)	$(0.26)	$(0.79)	$(0.89)
Weighted average shares outstanding
Basic	41,297,925	39,209,798	40,787,178	36,188,175
Diluted	41,297,925	39,209,798	40,787,178	36,188,175
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$51	$(9)	$541	$(166)
Total other comprehensive income (loss), net of tax	51	(9)	541	(166)
Total comprehensive loss	$(14,596)	$(10,152)	$(31,558)	$(32,405)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2025	43,370,187	$434	$807,509	$(4,916)	$(884,764)	$(81,737)
Issuance of common stock under stock compensation plan, net of forfeitures	(8,848)	—	—	—	—	—
Stock-based compensation expense	—	—	467	—	—	467
Other comprehensive income	—	—	—	51	—	51
Net loss	—	—	—	—	(14,647)	(14,647)
Balance, September 30, 2025	43,361,339	$434	$807,976	$(4,865)	$(899,411)	$(95,866)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2024	41,167,385	$412	$803,215	$(5,016)	$(848,326)	$(49,715)
Issuance of common stock under stock compensation plan, net of forfeitures	15,330	—	—	—	—	—
Stock-based compensation expense	—	—	837	—	—	837
Issuance of common stock under ATM program	1,181,090	12	1,457	—	—	1,469
Other comprehensive loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(10,143)	(10,143)
Balance, September 30, 2024	42,363,805	$424	$805,509	$(5,025)	$(858,469)	$(57,561)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2024	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
Issuance of common stock under stock compensation plan, net of forfeitures	1,012,696	11	(11)	—	—	—
Stock-based compensation expense	—	—	1,756	—	—	1,756
Other comprehensive income	—	—	—	541	—	541
Net loss	—	—	—	—	(32,099)	(32,099)
Balance, September 30, 2025	43,361,339	$434	$807,976	$(4,865)	$(899,411)	$(95,866)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Issuance of common stock under stock compensation plan, net of forfeitures	1,658,780	17	(17)	—	—	—
Stock-based compensation expense	—	—	2,225	—	—	2,225
Issuance of common stock under ATM program	5,380,164	54	8,195	—	—	8,249
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(32,239)	(32,239)
Balance, September 30, 2024	42,363,805	$424	$805,509	$(5,025)	$(858,469)	$(57,561)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(32,099)	$(32,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17,392	19,562
Amortization of intangibles	8,387	8,388
Amortization of operating leases	11,105	9,948
Amortization of deferred financing costs and non-cash interest	10,221	5,592
Provision for doubtful accounts	51	457
Provision for inventory obsolescence	1,370	987
Stock-based compensation expense	1,756	2,225
Loss on sale of property and equipment	427	485
Loss on revaluation of contingent liability	169	191
Changes in operating assets and liabilities
Accounts receivable, net	(292)	8,251
Inventories, net	(7,161)	(2,396)
Prepaid expenses and other current assets	2,205	3,585
Accounts payable and accrued expenses	(6,891)	(15,961)
Income taxes receivable/payable	449	(124)
Operating lease obligations	(11,026)	(9,813)
Other assets and liabilities	(1,196)	(931)
Net cash used in operating activities	(5,133)	(1,793)
Cash flows from investing activities
Proceeds from sales of property and equipment	162	352
Purchases of property and equipment	(13,324)	(11,528)
Net cash used in investing activities	(13,162)	(11,176)
Cash flows from financing activities
Proceeds from issuance of common stock under ATM program	—	8,249
Proceeds from revolving credit facilities	65,946	3,000
Payments on revolving credit facilities	(51,000)	(10,000)
Payments of short-term debt	(3,580)	(2,859)
Cost of debt issuance	(4,558)	—
Principal payments on finance leases	(26)	(40)
Payments of contingent liability	(223)	(466)
Net cash provided by (used in) financing activities	6,559	(2,116)
Impact of foreign currency exchange on cash	331	(103)
Net decrease in cash and cash equivalents	(11,405)	(15,188)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash at beginning of period	$27,880	$30,840
Cash, cash equivalents, and restricted cash at end of period	$16,475	$15,652

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,609	$42,681

	Nine Months Ended September 30,
	2025	2024
Cash paid (refunded) for income taxes	$(777)	$487
Right of use assets obtained in exchange for operating lease obligations	$8,030	$3,199
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$26	$26
Capital expenditures in accounts payable and accrued expenses	$1,402	$1,229

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
Historically, the Company has met its liquidity needs principally from cash on hand, cash flow from operations and, if needed, external borrowings and issuances of debt securities. At September 30, 2025, the Company had $14.4 million of cash and cash equivalents and $25.9 million of availability under the 2025 ABL Credit Facility (as defined in Note 8 – Debt Obligations), which resulted in a total liquidity position of $40.3 million. As in the past, the Company expects its liquidity position to be materially impacted by the semi-annual interest payments ($19.5 million each, based on amounts outstanding as of September 30, 2025) to the holders of the 2028 Notes (as defined in Note 8 – Debt Obligations).
At September 30, 2025, the Company had $63.3 million of outstanding borrowings under the 2025 ABL Credit Facility. The Company also had $300.0 million aggregate principal amount of 2028 Notes outstanding as of September 30, 2025. In order to satisfy these debt obligations and meet its long-term liquidity requirements generally, the Company may seek to refinance or restructure its indebtedness, seek additional sources of capital, sell assets, or undertake a combination thereof. Any such transactions may involve the issuance of additional equity or convertible debt securities that could result in material dilution to the Company’s stockholders, and these securities could have rights superior to holders of the Company’s common stock and could contain covenants that will restrict the Company’s operations. The Company’s ability to successfully execute any such plans is dependent on its operating performance, which, as noted above, depends, to a significant extent, on the level of activity and capital spending of oil and natural gas companies. There can be no assurance that the Company will succeed in executing these plans. If unsuccessful, the Company may not have sufficient liquidity and capital resources to repay its indebtedness when it matures or otherwise meet its long-term cash requirements.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, unless otherwise disclosed herein, and should be read in conjunction therewith. The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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

September 30, 2025
(in thousands)
Cash and cash equivalents	$14,389
Restricted cash	2,086
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,475
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

4. Revenues
Disaggregation of Revenues
Disaggregated revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cement	$49,294	$51,185	$158,643	$145,262
Coiled tubing	23,390	27,654	78,318	84,603
Wireline	28,162	27,905	90,723	83,743
Service revenues	$100,846	$106,744	$327,684	$313,608

Tools	$31,182	$31,413	$102,061	$99,070
Product revenues	$31,182	$31,413	$102,061	$99,070

Total revenues	$132,028	$138,157	$429,745	$412,678
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $4.0 million and $5.5 million at September 30, 2025 and December 31, 2024, respectively.
Inventories, net as of September 30, 2025 and December 31, 2024 were comprised of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$33,070	$28,900
Work in progress	204	148
Finished goods	27,505	27,194
Inventories	60,779	56,242
Reserve for obsolescence	(3,973)	(5,461)
Inventories, net	$56,806	$50,781
6. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(57,483)	$5,787	2.1
Technology	125,110	(60,038)	65,072	8.0
Total	$188,380	$(117,521)	$70,859

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(55,400)	$7,870	2.8
Technology	125,110	(53,734)	71,376	8.8
Total	$188,380	$(109,134)	$79,246
Amortization of intangibles expense was $2.8 million and $8.4 million for the three and nine months ended September 30, 2025, respectively. Amortization of intangibles expense was $2.8 million and $8.4 million for the three and nine months ended September 30, 2024, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2025	$2,796
2026	11,082
2027	10,315
2028	8,000
2029	8,000
2030	8,000
Thereafter	22,666
Total	$70,859
7. Accrued Expenses
Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued interest	$7,014	$16,960
Accrued compensation and benefits	7,424	6,287
Accrued bonus	557	1,016
Accrued legal fees and settlements	319	256
Other accrued expenses	8,015	6,157
Accrued expenses	$23,329	$30,676

8. Debt Obligations
The Company’s debt obligations as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
2028 Notes	$300,000	$300,000
2025 ABL Credit Facility	63,258	—
2018 ABL Credit Facility	—	47,000
Short-term debt (1)	—	3,580
Total debt before deferred financing costs	$363,258	$350,580
Deferred financing costs	(23,868)	(29,736)
Total debt	$339,390	$320,844
Less: Current portion of long-term debt	—	(3,580)
Long-term debt	$339,390	$317,264
(1)The weighted average interest rate of short-term debt outstanding was 7.9% at December 31, 2024.
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
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $23.9 million at September 30, 2025.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with all covenants contained in the 2028 Notes Indenture at September 30, 2025.
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
As further described below, on May 1, 2025, the Company fully repaid all borrowings outstanding under the 2018 ABL Credit Facility and terminated the Amended 2018 ABL Credit Agreement.
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
On May 1, 2025, the Company borrowed approximately $48.9 million under the 2025 ABL Credit Facility and used such proceeds to repay all borrowings outstanding under the 2018 ABL Credit Facility and pay fees and expenses associated with the entry into the 2025 ABL Credit Agreement. The 2025 ABL Credit Facility refinanced and replaced the 2018 ABL Credit Facility.

The 2025 ABL Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the 2025 ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.10 to 1.00 that is tested quarterly when the availability under the 2025 ABL Credit Facility is less than $10.0 million. This financial covenant applies until the availability exceeds such threshold for 30 consecutive days. The Company was in compliance with all covenants contained in the 2025 ABL Credit Agreement at September 30, 2025.
The Company’s obligations under the 2025 ABL Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and all of its current domestic and Canadian subsidiaries.
At September 30, 2025, the Company had $63.3 million outstanding borrowings under the 2025 ABL Credit Facility, and its availability under the 2025 ABL Credit Facility was approximately $25.9 million.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. There was no outstanding balance on these premiums at September 30, 2025, and the outstanding balance on these premiums was $3.6 million at December 31, 2024.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
2028 Notes	$149,280	$197,283
2025 ABL Credit Facility	$63,258	$—
2018 ABL Credit Facility	$—	$47,000
Short-term debt	$—	$3,580
The fair value of the 2028 Notes, 2025 ABL Credit Facility, 2018 ABL Credit Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the 2025 ABL Credit Facility, 2018 ABL Credit Facility, and short-term debt approximates their carrying value.
9. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. The Company also purchased $0.9 million and $3.2 million of products and services during the three and nine months ended September 30, 2025, respectively, and $1.1 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.8 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $1.0 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $4.2 million for the three and nine months ended September 30, 2024, respectively. There were outstanding receivables due from Devon of $0.6 million and $0.3 million at September 30, 2025 and December 31, 2024, respectively.
The Company provides products and services to Crescent Energy Company (“Crescent”), where one of the Company’s directors serves as the Chief Operating Officer. The Company generated revenue from Crescent of $0.8 million and $6.3 million for the three and nine months ended September 30, 2025, respectively, and $2.0 million for both the three and nine months ended September 30, 2024. There were outstanding receivables due from Crescent of $0.4 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively.
10. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. At both September 30, 2025 and December 31, 2024, the Company recorded a $0.3 million accrual for legal matters, which is included under the caption “Accrued expenses” in its Condensed Consolidated Balance Sheets.
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
On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $2.3 million letter of credit representing the judgment amount and deferred royalties from the judgment date through September 30, 2025. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.8 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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

The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at September 30, 2025 and 2024 was as follows:

Balance at December 31, 2024	$719
Revaluation adjustments	169
Payments	(572)
Balance at September 30, 2025	$316

Balance at December 31, 2023	$1,219
Revaluation adjustments	191
Payments	(466)
Balance at September 30, 2024	$944
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 3.9% to 4.0%), and a credit-adjusted rate (ranging from 11.7% to 11.8%). Contingent liabilities include $0.3 million and $0.6 million reported in “Accrued expenses” at September 30, 2025 and December 31, 2024, respectively, and $0.0 million and $0.1 million reported in “Other long-term liabilities” at September 30, 2025 and December 31, 2024, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
11. Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Provision (benefit) for income taxes	$53	$73	$(286)	$366
Effective tax rate	(0.4)%	(0.7)%	0.9%	(1.1)%
The Company’s provision for income taxes for the three months ended September 30, 2025 was primarily attributed to state and non-U.S. income taxes. The Company’s benefit for income taxes for the nine months ended September 30, 2025 was primarily attributed to a $0.5 million discrete tax benefit recorded during the second quarter of 2025, as well as tax positions in state and non-U.S. jurisdictions. At September 30, 2025, the Company continued to record a full valuation allowance against its net deferred tax asset positions in the U.S. and Canada.
12. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of common stock was computed as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(14,647)	41,297,925	$(0.35)	$(10,143)	39,209,798	$(0.26)
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(14,647)	41,297,925	$(0.35)	$(10,143)	39,209,798	$(0.26)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(32,099)	40,787,178	$(0.79)	$(32,239)	36,188,175	$(0.89)
Unvested restricted stock and stock units	—	—	—	—	—	—
Diluted	$(32,099)	40,787,178	$(0.79)	$(32,239)	36,188,175	$(0.89)

The diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, and unvested restricted stock units for the three and nine months ended September 30, 2025 and 2024 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2025	2024
Three months ended September 30,	144,763	151,898
Nine months ended September 30,	215,845	333,128
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
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable. During 2024, natural gas prices were extremely depressed, averaging approximately $2.19 per million British thermal units (“MMBtu”) for the year. In 2025, through the third quarter, natural gas prices have improved as compared to 2024, averaging approximately $3.45 per MMBtu for the nine months ended September 30, 2025. However, despite a more supportive natural gas price environment thus far in 2025, we have yet to see any meaningful activity increases in the natural gas-levered basins like the Haynesville and Northeast. For example, during the fourth quarter of 2024, the average rig count in the Haynesville was 31 rigs and at the end of the third quarter of 2025, the rig count was 39 rigs. Nonetheless, the long-term outlook on natural gas demand remains positive.
As for oil prices, towards the end of 2024, we began to see West Texas Intermediate (“WTI”) oil prices decline, which was exacerbated by the announcement of new tariffs by the Trump Administration in April 2025 and OPEC communicating they would be increasing production. In the second quarter of 2025, WTI price fell below $60 per barrel for the first time in four years. Because of the decline in oil prices, as well as increased costs and market uncertainty, our customers began to decrease activity. According to Baker Hughes, from the end of the first quarter of 2025 through the end of the third quarter of 2025, 43 rigs, most of which were in the Permian Basin, came out of the U.S. market, a decline of approximately 7% compared to the number of rigs at the end of the first quarter of 2025. During the first quarter of 2025, the average WTI price was $71.78 per barrel as compared to $65.82 per barrel in the third quarter of 2025, a decline of approximately 8%.

Due to the spot-market nature of our business, our revenue and profitability generally move very similarly to U.S. rig, frac, and stage counts, and starting in the second quarter of 2025, we began to experience activity declines as well as receive pricing pressure across all of our service lines, especially in the oil-levered basins. During the third quarter of 2025, we had full quarter realizations of these activity declines, as well as continued pricing pressure on our services, which negatively impacted both revenue and earnings. In addition to negative market impacts, our completion tools division had market share losses, which were due mostly to customer consolidation and a change in certain of our customers’ completion designs, during the quarter that negatively impacted revenue and earnings.
The current activity and pricing environment remains challenging. Additionally, we anticipate typical seasonal slowdowns and shutdowns in the fourth quarter of 2025 related to weather, holidays, and budget exhaustion, which will negatively impact revenue and earnings. As such, we anticipate revenue and earnings in the fourth quarter of 2025 will be down compared to the third quarter of 2025.
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
Results of Operations
Results for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$132,028	$138,157	$(6,129)	(4)%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	111,728	113,451	(1,723)	(2)%
Adjusted gross profit	$20,300	$24,706	$(4,406)	(18)%

General and administrative expenses	$12,756	$12,366	$390	3%
Depreciation	5,759	6,226	(467)	(8)%
Amortization of intangibles	2,795	2,796	(1)	—%
Loss on revaluation of contingent liability	96	383	(287)	(75)%
Loss on sale of property and equipment	61	484	(423)	(87)%
Income (loss) from operations	(1,167)	2,451	(3,618)	(148)%
Non-operating expense	13,427	12,521	906	7%
Loss before income taxes	(14,594)	(10,070)	(4,524)	45%
Provision for income taxes	53	73	(20)	(27)%
Net loss	$(14,647)	$(10,143)	$(4,504)	44%
Revenues
Revenues decreased $6.1 million, or 4%, to $132.0 million for the third quarter of 2025. The decrease in comparison to the third quarter of 2024 was primarily related to coiled tubing revenue, which decreased $4.3 million, or 15%, mainly due to volume and utilization decreases as total days worked decreased 22%, coupled with pricing reductions, each in comparison to the third quarter of 2024. In addition, although total cement job count increased 1%, total cementing revenue (including pump downs) decreased $1.9 million, or 4%, in comparison to the third quarter of 2024, primarily due to pricing reductions within the service line. In addition, tools revenue decreased $0.2 million, or 1%, as completion tools stages decreased 11%, in comparison to the third quarter of 2024. The overall decrease was partially offset by wireline revenue, which increased $0.3 million, or 1%, as total completed wireline stages increased 31%, which more than offset pricing reductions, in comparison to the third quarter of 2024.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues decreased $1.7 million, or 2%, to $111.7 million for the third quarter of 2025. The decrease in comparison to the third quarter of 2024 was primarily related to a $2.2 million decrease in materials installed and consumed while performing services and a $1.3 million decrease in employee-related costs. The overall decrease was partially offset by a $0.7 million increase in repairs and maintenance costs, a $0.6 million increase in vehicle costs, and a $0.5 million increase in insurance, facility and other costs, each in comparison to the third quarter of 2024.
Adjusted Gross Profit (Loss)
Adjusted gross profit decreased approximately $4.4 million to $20.3 million for the third quarter of 2025 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $0.4 million to $12.8 million for the third quarter of 2025. The increase was primarily related to a $0.2 million increase in professional fees and a $0.1 million increase in employee-related costs between periods.
Depreciation
Depreciation expense decreased $0.5 million to $5.8 million for the third quarter of 2025. The decrease in comparison to the third quarter of 2024 was primarily related to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
We recorded $2.8 million in amortization of intangibles expense (comprised of technology and customer relationships) in both the third quarter of 2025 and the third quarter of 2024.
Non-Operating (Income) Expenses
Non-operating expenses increased $0.9 million to $13.4 million for the third quarter of 2025. The increase in comparison to the third quarter of 2024 was primarily related to a $0.5 million increase in amortization of deferred financing costs between periods, coupled with a $0.3 million increase in interest expense associated with the 2025 ABL Credit Facility (as defined below) which carries a higher interest rate than our previous 2018 ABL Credit Facility (as defined below).
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.1 million loss on revaluation of contingent liability in the third quarter of 2025 compared to a $0.4 million loss on revaluation of contingent liability in the third quarter of 2024. The decreased loss was related to a decrease in the fair value of the earnout associated with our acquisition of Frac Technology AS in comparison to the third quarter of 2024.
(Gain) Loss on Sale of Property and Equipment
Loss on sale of property and equipment decreased $0.4 million for the third quarter of 2025. The decrease in comparison to the third quarter of 2024 was primarily related to losses on equipment sales in the third quarter of 2024 that did not recur in the third quarter of 2025.
Provision (Benefit) for Income Taxes
We recorded an income tax provision of $0.1 million for both the third quarter of 2025 and the third quarter of 2024. The income tax provision for both periods is related to our income tax position in state and foreign tax jurisdictions.

Net Income (Loss) and Adjusted EBITDA
Net loss increased $4.5 million, or 44%, to $14.6 million for the third quarter of 2025, and Adjusted EBITDA decreased $4.6 million, or 33%, to $9.6 million for the third quarter of 2025. The changes were primarily due to the fluctuations in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.
Results for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$429,745	$412,678	$17,067	4%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	355,637	341,505	14,132	4%
Adjusted gross profit	$74,108	$71,173	$2,935	4%

General and administrative expenses	$39,893	$37,113	$2,780	7%
Depreciation	17,392	19,562	(2,170)	(11)%
Amortization of intangibles	8,387	8,388	(1)	—%
Loss on revaluation of contingent liability	169	191	(22)	(12)%
Loss on sale of property and equipment	427	485	(58)	(12)%
Income from operations	7,840	5,434	2,406	44%
Non-operating expense	40,225	37,307	2,918	8%
Loss before income taxes	(32,385)	(31,873)	(512)	2%
Provision (benefit) for income taxes	(286)	366	(652)	178%
Net loss	$(32,099)	$(32,239)	$140	—%
Revenues
Revenues increased $17.1 million, or 4%, to $429.7 million for the first nine months of 2025. The increase in comparison to the first nine months of 2024 was primarily related to cementing revenue (including pump downs), which increased $13.4 million, or 9%, as total cement job count increased 16%, each in comparison to the first nine months of 2024. In addition, wireline revenue increased $7.0 million, or 8%, as total completed wireline stages increased 28%, and tools revenue increased $3.0 million, or 3%, as completion stages increased 8%, each in comparison to the first nine months of 2024. The overall increase was partially offset by coiled tubing, which decreased its revenue by $6.3 million, or 7%, in comparison to the first nine months of 2024 due to pricing pressure coupled with volume reductions as total days worked decreased by 10% between periods. Lower pricing across cementing and wireline also partially offset overall revenue increases between periods.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $14.1 million, or 4%, to $355.6 million for the first nine months of 2025. The increase in comparison to the first nine months of 2024 was related to a $9.8 million increase in materials installed and consumed while performing services, a $2.1 million increase in vehicle costs, a $1.6 million increase in insurance costs, and a $0.6 million increase in repair and maintenance, each in comparison to the first nine months of 2024.
Adjusted Gross Profit (Loss)
Adjusted gross profit increased approximately $2.9 million to $74.1 million for the first nine months of 2025 due to the factors described above under “Revenues” and “Cost of Revenues.”
General and Administrative Expenses
General and administrative expenses increased $2.8 million to $39.9 million for the first nine months of 2025. The increase was primarily related to a $2.4 million increase in employee-related costs and a $0.7 million increase in professional fees, each in comparison to the first nine months of 2024. The overall increase was partially offset by a $0.4 million decrease in marketing and other general and administrative costs between periods.
Depreciation
Depreciation expense decreased $2.2 million to $17.4 million for the first nine months of 2025. The decrease in comparison to the first nine months of 2024 was primarily due to a decrease in capital expenditures across certain lines of service over the last twelve months.
Amortization of Intangibles
We recorded $8.4 million in amortization of intangibles expense (comprised of technology and customer relationships) in both the first nine months of 2025 and the first nine months of 2024.
Non-Operating (Income) Expenses
Non-operating expenses increased $2.9 million to $40.2 million for the first nine months of 2025. The increase was primarily attributed to the write-off of $1.5 million of deferred financing costs associated with the 2018 ABL Credit Facility in the first nine months of 2025 that did not occur in the first nine months of 2024. The increase was also partly attributed to a $1.3 million increase in amortization of deferred financing costs in comparison to the first nine months of 2024.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.3 million for the first nine months of 2025 compared to an income tax provision of $0.4 million for the first nine months of 2024. The difference between the periods was primarily attributed to a $0.5 million discrete income tax benefit in the first nine months of 2025 that did not occur in the first nine months of 2024.
Net Income (Loss) and Adjusted EBITDA
Net loss decreased $0.1 million, or less than 1%, to $32.1 million for the first nine months of 2025, and Adjusted EBITDA increased $1.2 million, or 3%, to $40.3 million for the first nine months of 2025. The changes were primarily due to the fluctuations in revenues and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.
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
The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(14,647)	$(10,143)	$(32,099)	$(32,239)
Interest expense	13,714	12,879	41,319	38,453
Interest income	(114)	(196)	(572)	(660)
Provision (benefit) for income taxes	53	73	(286)	366
Depreciation	5,759	6,226	17,392	19,562
Amortization of intangibles	2,795	2,796	8,387	8,388
EBITDA	$7,560	$11,635	$34,141	$33,870
Loss on revaluation of contingent liability (1)	96	383	169	191
Restructuring charges	33	177	339	519
Stock-based compensation expense	467	837	1,756	2,225
Cash award expense	1,423	770	3,468	1,765
Loss on sale of property and equipment	61	484	427	485
Adjusted EBITDA	$9,640	$14,286	$40,300	$39,055
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

The following table provides our calculation of Adjusted ROIC for the three and nine months ended September 30, 2025 and 2024. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(14,647)	$(10,143)	$(32,099)	$(32,239)
Add back:
Interest expense	13,714	12,879	41,319	38,453
Interest income	(114)	(196)	(572)	(660)
Restructuring charges	33	177	339	519
Adjusted after-tax net operating income (loss)	$(1,014)	$2,717	$8,987	$6,073

Total capital as of prior period-end:
Total stockholders’ deficit	$(81,737)	$(49,715)	$(66,064)	$(35,630)
Total debt	350,275	352,730	350,580	359,859
Less cash and cash equivalents	(14,216)	(26,027)	(27,880)	(30,840)
Total capital as of prior period-end	$254,322	$276,988	$256,636	$293,389
Total capital as of period-end:
Total stockholders’ deficit	$(95,866)	$(57,561)	$(95,866)	$(57,561)
Total debt	363,258	350,000	363,258	350,000
Less cash and cash equivalents	(14,389)	(15,652)	(14,389)	(15,652)
Total capital as of period-end	$253,003	$276,787	$253,003	$276,787
Average total capital	$253,663	$276,888	$254,820	$285,088

ROIC	(23.1)%	(14.7)%	(16.8)%	(15.1)%
Adjusted ROIC	(1.6)%	3.9%	4.7%	2.8%
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Calculation of gross profit:
Revenues	$132,028	$138,157	$429,745	$412,678
Cost of revenues (exclusive of depreciation and amortization shown separately below)	111,728	113,451	355,637	341,505
Depreciation (related to cost of revenues)	5,647	5,791	17,053	18,193
Amortization of intangibles	2,795	2,796	8,387	8,388
Gross profit	$11,858	$16,119	$48,668	$44,592

Adjusted gross profit reconciliation:
Gross profit	$11,858	$16,119	$48,668	$44,592
Depreciation (related to cost of revenues)	5,647	5,791	17,053	18,193
Amortization of intangibles	2,795	2,796	8,387	8,388
Adjusted gross profit	$20,300	$24,706	$74,108	$71,173
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operations and, if needed, external borrowings and issuances of debt and equity securities. We continually monitor potential capital sources, including equity and debt financing, to meet our investment and target liquidity requirements. Our future success and growth will be highly dependent on our ability to continue to access outside sources of capital, which we cannot guarantee. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, and fund our working capital requirements. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures. For example, in 2024, we implemented certain cost reduction and supply chain initiatives. These ongoing initiatives have helped reduce some of our largest material costs, and starting at the end of the second quarter of 2024, we began to see positive impacts, that have continued into 2025, on our earnings as a result of such efforts.
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
At September 30, 2025, we had $14.4 million of cash and cash equivalents and $25.9 million of availability under the 2025 ABL Credit Facility, which resulted in a total liquidity position of $40.3 million. As a result of the current commodity price environment and its impact on our inventory’s appraised value, we currently expect our borrowing base under the 2025 ABL Credit Facility will be reduced by approximately $2.2 million as of October 31, 2025 and will be further reduced by approximately $2.2 million on each of November 30, 2025, December 31, 2025, and January 31, 2026, which would reduce our availability thereunder and our total liquidity position by such amounts. Future increases or decreases in our inventory’s appraised value would increase or decrease, respectively, our borrowing base. Our next inventory appraisal is currently expected to be conducted by mid-December 2025 and could increase or decrease our borrowing base as of December 31, 2025. The availability under the 2025 ABL Credit Facility could also be reduced in the future if the agent thereunder (the “Agent”) establishes reserves against the borrowing base or the Maximum Revolving Facility Amount (as defined below); the Agent may from time to time establish and revise such reserves in such amounts as the Agent, using reasonable business judgment exercised in good faith, deems appropriate, subject to the terms of the 2025 ABL Credit Agreement (as defined below). Also, as in the past, we expect our total liquidity position to be materially impacted by the semi-annual interest payments ($19.5 million each, based on amounts outstanding as of September 30, 2025) to the holders of the 2028 Notes (as defined below). Our liquidity position will also be impacted by our operating performance (which is subject to general economic conditions and other factors, many of which are beyond our control, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q) and may also be adversely impacted by our vendors’ or customers’ actions (e.g., if our vendors were to require earlier payment from us or if our customers were to delay payment to us). Based on our current forecasts, we believe that our cash on hand, together with cash flows from operations and borrowings under the 2025 ABL Credit Facility, should be sufficient to meet our cash requirements, including for normal operating needs, debt service obligations, and planned capital expenditures and commitments, for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our improved financial performance and the ever-changing market.
At September 30, 2025, we had $63.3 million of outstanding borrowings under the 2025 ABL Credit Facility. We also had $300.0 million aggregate principal amount of 2028 Notes outstanding as of September 30, 2025. Our ability to satisfy these obligations and our long-term liquidity requirements generally depends on our future operating performance. Our business is cyclical and depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies; the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices, general economic conditions, and other factors beyond our control.
In order to satisfy our debt obligations or meet our long-term liquidity requirements, we may seek to refinance or restructure our indebtedness, seek additional sources of capital, sell assets, or undertake a combination thereof. Any such transactions may involve the issuance of additional equity or convertible debt securities that could result in material dilution to our stockholders, and these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. Our ability to successfully execute any such plans is dependent on our operating performance, which, as noted above, is subject to general economic conditions and other factors, many of which are beyond our control. There can be no assurance that we will succeed in executing these plans. If unsuccessful, we may not have sufficient liquidity and capital resources to repay our indebtedness when it matures or otherwise meet our long-term cash requirements.
ATM Program
On November 6, 2023, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “ATM Agent”), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $30.0 million through the ATM Agent acting as our sales agent (our “ATM program”). The ATM Agent receives a commission equal to 3.0% of the gross sale price of any shares sold under the Equity Distribution Agreement.
Under the Equity Distribution Agreement, we set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the three and nine months ended September 30, 2025, no shares were sold under the Equity Distribution Agreement. During the three months ended September 30, 2024, 1,181,090 shares were sold under the Equity Distribution Agreement, which generated net proceeds to us of $1.4 million after deducting commissions of $0.1 million. During the nine months ended September 30, 2024, 5,380,164 shares were sold under the Equity Distribution Agreement, which generated net proceeds to us of $8.2 million after deducting commissions of $0.3 million.
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
On January 30, 2023, we and certain of our subsidiaries entered into an indenture, dated as of January 30, 2023 (the “2028 Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes were issued. The 2028 Notes will mature on February 1, 2028 and bear interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023.
On each May 15 and November 14, commencing November 14, 2023 (each, an “Excess Cash Flow Offer Date”), we are required to make an offer (an “Excess Cash Flow Offer”) to all holders of the 2028 Notes and, if required by the terms of any Pari Passu Notes Lien Indebtedness (as defined in the 2028 Notes Indenture), to any holders of any Pari Passu Notes Lien Indebtedness to purchase, prepay or redeem, together on a pro-rata basis, the maximum principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (plus all accrued interest (including additional interest, if any) on the 2028 Notes and any such Pari Passu Notes Lien Indebtedness and the amount of all fees and expenses, including premiums, incurred in connection therewith) that may be purchased, prepaid or redeemed using an amount of cash equal to the Excess Cash Flow Amount (as defined in the 2028 Notes Indenture and which is 75.0% of Excess Cash Flow (as defined in the 2028 Notes Indenture), as determined immediately prior to the Excess Cash Flow Offer Date), if any, subject to certain exceptions set forth in the 2028 Notes Indenture. The offer price in any such offer will be equal to 100% of the principal amount of the 2028 Notes and any such Pari Passu Notes Lien Indebtedness (or, in respect of any such Pari Passu Notes Lien Indebtedness, such lesser price, if any, as may be provided for by the terms of such Pari Passu Notes Lien Indebtedness), plus accrued and unpaid interest and additional interest, if any, to, but excluding, the date of purchase, prepayment or redemption, subject to the rights of holders of the 2028 Notes or any such Pari Passu Notes Lien Indebtedness on the relevant record date to receive interest due on an interest payment date that is on or prior to the date of purchase, prepayment or redemption, and will be payable in cash. For the Excess Cash Flow Offer Date of November 14, 2025, the Excess Cash Flow Amount will be $0, and as such, no Excess Cash Flow Offer will be made.
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit our ability and the ability of our restricted subsidiaries to engage in certain activities. We were in compliance with the covenants contained in the 2028 Notes Indenture at September 30, 2025.
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
The 2018 ABL Credit Agreement, as amended by the 2018 ABL Facility Amendments, contained various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates.
On May 1, 2025, we entered into a Loan and Security Agreement (the “2025 ABL Credit Agreement”) with White Oak Commercial Finance, LLC, as the Agent, and the lenders from time to time party thereto. The 2025 ABL Credit Agreement provides for an asset-based revolving credit facility (the “2025 ABL Credit Facility”) with lender commitments of $125.0 million (the “Maximum Revolving Facility Amount”) and a sub-limit of $5.0 million for letters of credit, which will mature on the earlier of (i) May 1, 2028 and (ii) the date that is 91 days prior to the maturity date of the 2028 Notes. The outstanding balance of the borrowings under the 2025 ABL Credit Facility may not exceed in the aggregate at any time the lesser of (a) the Maximum Revolving Facility Amount reduced by certain customary reserves and (b) the borrowing base, which is calculated on the basis of eligible accounts and inventory. The Maximum Revolving Facility Amount could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases not to exceed $50.0 million. Borrowings under the 2025 ABL Credit Facility bear interest at a per annum rate equal to the term-specific Secured Overnight Financing Rate (SOFR) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00% to 4.50%, depending on our fixed charge coverage ratio.

On May 1, 2025, we borrowed approximately $48.9 million under the 2025 ABL Credit Facility and used such proceeds to repay all borrowings outstanding under the 2018 ABL Credit Facility and pay fees and expenses associated with the entry into the 2025 ABL Credit Agreement. The 2025 ABL Credit Facility refinanced and replaced the 2018 ABL Credit Facility.
The 2025 ABL Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the 2025 ABL Credit Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.10 to 1.00 that is tested quarterly when the availability under the 2025 ABL Credit Facility is less than $10.0 million. This financial covenant applies until the availability exceeds such threshold for 30 consecutive days. We were in compliance with all covenants contained in the 2025 ABL Credit Agreement as of September 30, 2025.
At September 30, 2025, we had $63.3 million of borrowings under the 2025 ABL Credit Facility, and our availability under the 2025 ABL Credit Facility was approximately $25.9 million.
For additional information on the 2018 ABL Credit Facility and the 2025 ABL Credit Facility, see Note 8 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating activities	$(5,133)	$(1,793)
Investing activities	(13,162)	(11,176)
Financing activities	6,559	(2,116)
Impact of foreign exchange rate on cash	331	(103)
Net change in cash, cash equivalents, and restricted cash	$(11,405)	$(15,188)
Operating Activities
Net cash used in operating activities was $5.1 million in the first nine months of 2025 compared to $1.8 million in the first nine months of 2024. The $3.3 million increase was primarily attributed to a $6.5 million increase in cash used in working capital, in comparison to the first nine months of 2024, driven mainly by reduced collections of accounts receivable between periods. The increase was partially offset by a $3.2 million decrease in cash flow used in operations in comparison to the first nine months of 2024.
Investing Activities
Net cash used in investing activities was $13.2 million during the first nine months of 2025 compared to $11.2 million in the first nine months of 2024. The $2.0 million increase was primarily attributed to a $1.8 million increase in cash purchases of property and equipment in comparison to the first nine months of 2024 coupled with a $0.2 million decrease in cash proceeds from the sales of property and equipment between periods.
Financing Activities
Net cash provided by financing activities was $6.6 million during the first nine months of 2025 compared to $2.1 million used in the first nine months of 2024. The $8.7 million change was primarily attributed to a $62.9 million increase in proceeds received from revolving credit facilities in comparison to the first nine months of 2024, partially offset by a $41.0 million increase in payments on revolving credit facilities during the first nine months of 2025 in comparison to the first nine months of 2024, coupled with $8.2 million in proceeds received from the issuance of common stock under our ATM program in the first nine months of 2024, that did not reoccur in the first nine months of 2025, as well as $4.6 million in debt issuance costs associated with the 2025 ABL Credit Facility in the first nine months of 2025, that did not occur in the first nine months of 2024, and a $0.7 million increase in payments of short-term debt between periods.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
On April 30, 2025, we received written notification from the NYSE that we no longer satisfy the continued listing standard set forth in Section 802.01C of the NYSE Manual (the “Price Criteria”) because, as of April 29, 2025, the average closing share price of our common stock was less than $1.00 over a consecutive 30 trading-day period. Under the NYSE’s rules, a listed company is generally afforded a six-month period following the receipt of such a notice from the NYSE to regain compliance. However, the NYSE’s rules provide for an exception to the six-month cure period if a company determines that, if necessary, it will cure the price condition by taking an action that will require approval of its stockholders; in such a case, the company must obtain the approval of its stockholders by no later than its next annual meeting and implement the action promptly thereafter, and the price condition will be deemed cured if the share price promptly exceeds $1.00 per share and the price remains above the level for at least the following 30 trading days. We intend to submit a proposal to approve a reverse split of our common stock at our 2026 Annual Meeting of Stockholders in order to cure the minimum share price deficiency; however, we can give no assurance that our stockholders will approve the proposal by the required vote or that we will be successful in regaining compliance with the Price Criteria after implementing a reverse stock split.
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

10.1*	Form of Indemnification Agreement between Nine Energy Service, Inc. and its directors and certain officers.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	October 30, 2025	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 30, 2025	By:	/s/ Guy Sirkes
Guy Sirkes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)