Form 10-K
period 2025-12-31
Nine Energy Service, Inc.
filed 2026-03-04
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO
Commission File Number: 001-38347
_____________________________________________________________________________________
Nine Energy Service, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________

Delaware	80-0759121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Kirby Drive, Suite 200
Houston, TX	77019
(Address of principal executive offices)	(Zip Code)
(281) 730-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered*
Common Stock, par value $0.01 per share	NINE	New York Stock Exchange
*    On February 5, 2026, the New York Stock Exchange (the “NYSE”) filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist Nine Energy Service, Inc.’s common stock (the “common stock”) from the NYSE. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   ☐       No   ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price on the NYSE on June 30, 2025) was $28,438,468.
The number of shares of the registrant’s common stock outstanding at March 2, 2026 was 43,310,777.

DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement to be delivered in connection with its 2026 Annual Meeting of Stockholders, or such information will be included in an amendment to this Form 10-K in accordance with General Instruction G(3) of Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are statements that do not relate strictly to historical or current facts and are therefore subject to a number of risks and uncertainties, many of which are beyond our control. Forward-looking statements often include words such as “anticipate,” “believe,” “can have,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar words or expressions or the negative thereof; however, not all forward-looking statements contain such identifying words. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report include statements regarding our strategies, objectives, expectations, prospects, plans, future operations, and estimated and projected financial results, operational performance, costs, and cash flows.
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

SUMMARY OF PRINCIPAL RISK FACTORS
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors that could materially adversely affect our business, financial condition, and results of operations and make an investment in us speculative or risky. A more complete statement of these risk factors is set forth in “Risk Factors” in Item 1A of Part I of this Annual Report.
•During the pendency of the Chapter 11 Cases (as defined below), trading in our securities (including our common stock) is highly speculative and poses substantial risks. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by the holders of our securities in the Chapter 11 Cases. We expect that holders of our securities could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases. In particular, the Plan (as defined below) contemplates that all shares of our common stock will be canceled for no consideration.
•We are subject to several risks attendant to the bankruptcy process, including those relating to our ability to consummate the Plan, particularly if the Restructuring Support Agreement (as defined below) is terminated, and the effects of the Chapter 11 Cases, including increased legal and other professional fees necessary to execute our reorganization, on our liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases), results of operations, or prospects. We cannot predict the amount of time that we will spend in bankruptcy, and a lengthy bankruptcy proceeding could disrupt our business as well as impair the prospect for reorganization on the terms contained in the Plan.
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially adversely affected. Significant factors that are likely to affect near-term commodity prices include geopolitical and economic developments in the U.S. and globally, including tariffs imposed by the U.S. and other countries or retaliatory trade measures and conflicts, instability, acts of war, and terrorism in oil-producing countries or regions, particularly the Middle East, Russia, South America, and Africa; actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations that relate to or impact oil production and supply; weather conditions; the effect of U.S. energy, monetary, and trade policies; and the pace of economic growth in the U.S. and throughout the world.
•Inflation may materially adversely affect our financial position and operating results; in particular, cost inflation with labor or materials could offset any price increases for our products and services.
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
•We are dependent on customers in a single industry. The loss of one or more significant customers, including certain of our customers outside of the U.S., could materially adversely affect our financial condition, prospects, and results of operations. Sales to customers outside of the U.S. also exposes us to risks inherent in doing business internationally, including political, social, and economic instability and disruptions, export controls, economic sanctions, embargoes or trade restrictions, and fluctuations in foreign currency exchange rates.

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
•If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be materially adversely affected by, among other things, loss or damage of intellectual property, proprietary information, customer or business data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cybersecurity attacks.
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
Our website is located at https://nineenergyservice.com, and our investor relations website is located at https://investor.nineenergyservice.com. The information posted on our website is not incorporated into this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at www.sec.gov. Investors and other interested parties should note that we use our investor relations website to publish important information about us, including information that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our investor relations website, in addition to our SEC filings, press releases, conference calls, and webcasts.
Current Bankruptcy Proceedings
On February 1, 2026 (the “Petition Date”), we and our domestic and Canadian subsidiaries (the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the “Plan”) to effectuate a financial restructuring of the Company Parties’ existing indebtedness (the “Restructuring”). Prior to filing the Chapter 11 Cases, on February 1, 2026, the Company

Parties entered into a restructuring support agreement (the “Restructuring Support Agreement”) with an ad hoc group (collectively, the “Consenting Stakeholders”) of certain holders of our 13.000% Senior Secured Notes due 2028 (the “2028 Notes”) and the lenders (the “Prepetition ABL Lenders”) under the Loan and Security Agreement, dated as of May 1, 2025 (the “Prepetition ABL Loan and Security Agreement”), by and among us and certain of our subsidiaries, each as a borrower or guarantor, as applicable, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto. Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support the Plan. The material terms of the Plan include, among other things:
•the Prepetition ABL Lenders providing the Company Parties with a senior secured super-priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount of revolving credit commitments (the “DIP ABL Facility”), including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement, which will, upon the satisfaction of customary closing conditions, convert into the Exit ABL Facility (as defined below) on the effective date of the Plan (the “Plan Effective Date”) or as soon as reasonably practicable thereafter;
•on the Plan Effective Date, the Company (as reorganized, the “Reorganized Company”) issuing 100% of a single class of common equity interests to the holders of the 2028 Notes and the 2028 Notes being canceled; and
•on the Plan Effective Date, the Company’s currently existing common stock being canceled.
On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility and the Company Parties entered into a loan and security agreement (the “DIP Loan and Security Agreement”) with White Oak Commercial Finance, LLC, as agent (the “DIP Agent”), and White Oak ABL 3, LLC and White Oak Europe ABL Limited, as lenders (the “DIP Lenders”), which provides the Company Parties with the DIP ABL Facility. The DIP Loan and Security Agreement includes certain terms and conditions (including the Plan becoming effective) providing for the conversion of the DIP ABL Facility into an exit senior secured asset-based revolving credit facility consisting of up to $135.0 million in aggregate principal amount of revolving commitments (the “Exit ABL Facility”) on the Plan Effective Date or as soon as reasonably practicable thereafter.
Since the Petition Date, the Company Parties have been operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties have requested and obtained relief from the Bankruptcy Court that enables them to continue their ordinary course operations during the Chapter 11 Cases and uphold their commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the continuation of most legal proceedings and the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estate unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. In particular, although the filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the indenture governing the 2028 Notes (the “Indenture”) and the Prepetition ABL Loan and Security Agreement (together with the Indenture, the “Debt Instruments”) and caused the principal and interest due thereunder to be immediately due and payable, any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.
On March 4, 2026, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). The Company Parties anticipate emerging from the Chapter 11 Cases, and the Plan Effective Date occurring, on March 5, 2026; however, consummation of the Restructuring pursuant to the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Accordingly, no assurance can be given that such transactions will be consummated. See “Risk Factors – Risks Related to the Chapter 11 Cases” in Item 1A of Part I for a discussion of the risks related to the Chapter 11 Cases.
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
From January 2018 through December 2025, we completed approximately 30,300 cementing jobs, with an on-time rate of approximately 89%. Punctuality of service is one of the primary metrics that E&P operators use to evaluate the cementing services they receive. Key contributors to our 89% on-time rate include our lab capabilities, personnel, close proximity to our customers’ acreage, dual-sided bulk loading plants, and our service-driven culture.
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
Our systems provide completion efficiencies at the wellsite by reducing our customers’ equipment needs and stimulation time and allowing for specific zonal treatment. Our dissolvable frac plugs help operators reduce cycle times to bring production online faster, decrease the amount of equipment and people needed on location, and significantly reduce carbon emissions compared to a traditional composite plug completion. Through these reductions in cycle time, our dissolvable plugs can help increase our customers’ internal rate of return and provide a safer and more efficient working environment. From January 2018 through December 2025, we deployed approximately 646,700 isolation, stage one, and casing flotation tools.
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
The majority of our wireline work consists of plug-and-perf completions, which is a multistage well completion technique for cased-hole wells that consists of deploying perforating guns to a specified depth. We deploy proprietary specialized tools like our fully-composite, hybrid, and dissolvable frac plugs through our wireline units. From January 2018 through December 2025, we completed approximately 221,200 wireline stages with a success rate of over 99%.
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
Our coiled tubing units carry data acquisition and dissemination technology, allowing our customers to monitor jobs via a web interface. Our “extended reach” units are capable of reaching the toe of wells with total measured depths of 27,000 feet and beyond, including lateral lengths in excess of 12,500 feet, keeping pace with the industry’s most challenging downhole environments. While we specialize in larger-diameter (2 3/8” and 2 5/8”) coiled tubing units, we also offer 2” and 1 1/4” diameter solutions to our customers. From January 2018 through December 2025, we have performed approximately 9,400 jobs and deployed approximately 250 million running feet of coiled tubing, with a success rate of over 99%.
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
A portion of completion tool revenue is generated from outside of the U.S., and international completion tools are an important part of our revenue stream.
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
Customers
Our customer base includes a broad range of integrated and independent E&P companies. For the year ended December 31, 2025, our top five customers collectively accounted for approximately 24% of our revenues.
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
Suppliers
We purchase a wide variety of raw materials, parts, and components that are manufactured and supplied for our operations from various suppliers. While we are not dependent on any single supplier for those materials, parts, or components, certain product lines depend on a limited number of third-party suppliers and vendors. During the year ended December 31, 2025, no supplier of the materials used in our services provided 10% or more of our materials or equipment as a percentage of overall costs.
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
We maintain insurance coverage of types and amounts that we believe to be customary in the industry, including workers’ compensation, employer’s liability, claims-based pollution, umbrella, comprehensive commercial general liability, business automobile, and property. Our insurance coverage may be inadequate to cover our liabilities. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable or on terms as favorable as our current arrangements.
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
Employees
As of December 31, 2025, we had 1,072 employees, all of which were full-time. We are not a party to any collective bargaining agreements.
Regulatory Matters
Our operations are subject to numerous stringent and complex laws and regulations at the U.S. federal, state, and local levels governing the discharge of materials into the environment, environmental protection, and health and safety aspects of our operations. In addition, due to our operations in Canada, we are subject to Canadian environmental statutes and regulations as well as Canada’s recent anti-forced labor law. Failure to comply with these laws and regulations or to obtain or comply with permits may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions or other orders to prohibit certain activities, restrict certain operations, or force future compliance with environmental requirements.
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
Transportation Safety and Compliance
As of December 31, 2025, we operated a fleet in excess of 580 commercial motor vehicles. As such, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (the “DOT”) and analogous state agencies and their applicable federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Materials Regulations for interstate travel promulgated by the FMCSA under the DOT and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. In connection with these rules, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.
Water Discharges
The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States (“WOTUS”) and state waters. The discharge of pollutants into, and other impacts to, regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “Corps”) or an analogous state agency. The scope of federal jurisdictional reach over WOTUS has been subject to substantial revision in recent years. In 2015, the EPA and the Corps issued a rule defining the scope of federal jurisdiction over WOTUS, which never took effect before being replaced by the Navigable Waters Protection Rule (the “NWPR”) in 2020. A coalition of states and cities, environmental groups, and agricultural groups challenged the NWPR, which was vacated by a federal district court in August 2021. In January 2023, the EPA and the Corps issued a final rule that based the definition of WOTUS on the pre-2015 definition. Separately, in May 2023, the U.S. Supreme Court’s decision in Sackett v. EPA narrowed federal jurisdiction over wetlands to “traditional navigable waters” and wetlands or other waters that have a “continuous surface connection” with, or are otherwise indistinguishable from, traditional navigable waters. In September 2023, the EPA and the Corps published a direct-to-final rule that conforms the regulatory definition of WOTUS to the Supreme Court’s May 2023 decision in Sackett. However, roughly half of the states and other plaintiffs are continuing to challenge the September 2023 rule, and the EPA and the Corps are using the pre-2015 definition of WOTUS in these states while litigation continues. In November 2025, the EPA and the Corps issued a proposed rule to revise the definition of WOTUS under the Clean Water Act in response to the Sackett decision. This proposed rule could narrow the range of waters subject to regulation under the Clean Water Act. As a result, substantial uncertainty exists with respect to future implementation of the September 2023 rule and the scope of Clean Water Act jurisdiction generally. In addition, in an April 2020 decision defining the scope of the Clean Water Act that was issued days after the NWPR was published, the U.S. Supreme Court held that, in certain cases, discharges from a point source to a WOTUS through groundwater require a permit if the discharge is the “functional equivalent” of a direct discharge. The Court rejected the EPA and the Corps’ assertion that groundwater should be totally excluded from the Clean Water Act. In November 2023, the EPA issued draft guidance describing the functional equivalent analysis and the information that should be used to determine which discharges through groundwater may require a permit. However, in January 2025, President Trump issued executive orders directing (i) the EPA and the Corps to identify planned or potential actions that could be subject to emergency treatment under Section 404 of the Clean Water Act and (ii) the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions, including all existing regulations and guidance documents, that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, future implementation and enforcement of these rules and policies is uncertain at this time. To the extent a future rule or court decision expands Clean Water Act jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture, or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of wastewater and storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil, and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability, such as strict liability and natural resources damages liability, for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
Air Emissions
Through the federal Clean Air Act, as amended (the “CAA”), and comparable state and local laws and regulations, the EPA regulates emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits.
In June 2016, the EPA finalized regulations establishing New Source Performance Standards, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In December 2023, the EPA issued a final rule, under the CAA’s New Source Performance Standards, intended to reduce methane emissions from new and existing oil and gas sources. The new rule makes the existing regulations in Subpart OOOOa more stringent and creates a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources that commenced construction, modification, or reconstruction after December 6, 2022, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). The new rule phases out flaring through Subpart OOOOb, which prohibits routine flaring from new oil wells after the phase-in period, and through a new Subpart OOOOc, which prohibits flaring absent a showing of technical infeasibility for existing wells with documented methane emissions of 40 tons per year or more. In addition, the final rule establishes “Emissions Guidelines” in Subpart OOOOc, which requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The final rule gives states, along with federal tribes that wish to regulate existing sources, until March 2026 to develop and submit their plans for reducing methane emissions from existing sources. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources (i.e., sources constructed prior to December 6, 2022) to comply. The final rule is subject to ongoing litigation but remains in effect. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Additionally, in March 2025, the EPA announced its intention to revisit the final methane regulations, including Subparts OOOOb and OOOOc. In December 2025, the EPA released a final rule that extends various compliance deadlines outlined in the 2024 New Source Performance Standards and Emissions Guidelines for OOOOb and OOOOc. Many of these CAA rulemakings affecting the industry were issued on the basis of a 2009 EPA rule known as the “Endangerment Finding,” which stated that current and projected concentrations of carbon dioxide, methane, and other greenhouse gases (“GHGs”) endanger public health and welfare (the “Endangerment Finding”). However, in February 2026, the EPA issued a final rule rescinding the Endangerment Finding on the basis that the Endangerment Finding exceeded EPA authority. That same month, a group of environmental and public health organizations filed a lawsuit challenging the February 2026 final rule. The potential impact of the February 2026 final rule, potential subsequent revisions to existing emission standards (including methane regulations), and the outcome of related litigation remain uncertain.
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
Climate Change
Numerous reports from scientific and governmental bodies, such as the Sixth Assessment Report of the Intergovernmental Panel on Climate Change, have expressed heightened concerns about the impacts of human activity, especially fossil fuel combustion, on the global climate. In turn, governments and civil society are focused on limiting the emissions of GHGs, including emissions of carbon dioxide from the use of oil and natural gas. In 2009, the EPA issued the Endangerment Finding, stating that emissions of GHGs, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The EPA has established GHG emission reporting requirements for sources in the oil and gas sector and has also promulgated rules requiring certain large stationary sources of GHGs to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Although we are not likely to become subject to GHG emissions permitting and best available control technology requirements because none of our facilities are presently major sources of GHG emissions, such requirements could become applicable to our customers and could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting demand for our products and services and our business, financial condition, and results of operations. However, in February 2026, the EPA issued a final rule rescinding the Endangerment Finding on the basis that the Endangerment Finding exceeded EPA authority. That same month, a group of environmental and public health organizations filed a lawsuit challenging the February 2026 final rule. The potential impact of the February 2026 final rule, potential subsequent revisions to existing emission standards for GHGs, and the outcome of related litigation remain uncertain.
In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the U.S., coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. However, in January 2025, President Trump issued an executive order directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The withdrawal became effective in January 2026. Also in January 2026, President Trump announced the formal withdrawal of the U.S. from the United Nations Framework Convention on Climate Change. The full impact of these actions remains unclear at this time. However, various state and local governments in the U.S. have publicly committed to furthering the goals of the Paris Agreement, and many of these initiatives are expected to continue.
The U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, but no comprehensive federal laws regulating the emission of GHGs or directly imposing a price of carbon have been adopted in recent years. However, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future, and energy legislation and other regulatory initiatives have been proposed that are relevant to GHG emissions issues. For example, the Inflation Reduction Act of 2022, which appropriates significant funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain oil and gas facilities, was signed into law in August 2022. The Inflation Reduction Act of 2022 amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program, which requires the EPA to impose a “Waste Emissions Charge” on certain natural gas and oil sources that are already required to report under the EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. The emissions reported under the Greenhouse Gas Reporting Program would be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to the EPA are pending and litigation in the D.C. Circuit Court of Appeals has commenced. In January 2025, industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit Court of Appeals. Additionally, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In March 2025, President Trump approved Congress’s Joint Resolution of Disapproval regarding the Waste Emissions Charge rule, and in May 2025, the EPA finalized a rule eliminating the Waste Emissions Charge regulations from the Code of Federal Regulations. In July 2025, the One Big Beautiful Bill Act postponed the effective date of the Waste Emissions Charge until 2034. However, many U.S. state and local governments have intensified or stated their intent to intensify efforts to support international climate commitments and treaties, in addition to developing programs that are aimed at tracking and reducing GHG emissions by means of carbon taxes, policies or incentives to encourage the use of renewable energy or alternative low-carbon fuels, the development of GHG inventories, and cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting GHGs. Emissions fees could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our and our customers’ business and results of operations.
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
Regulations requiring the disclosure of GHG emissions, and other climate-related information or information substantiating climate-related claims, are also being adopted or proposed. For example, at the state level, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 GHG emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. These laws are subject to ongoing legal challenges and certain requirements are currently enjoined. It is unclear how the litigation process and additional legal developments will impact enforceability of these requirements and the timeline and cost of compliance.

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
There is considerable uncertainty surrounding regulation of the emissions of methane, which may be released during hydraulic fracturing. In addition to the EPA’s new Subpart OOOO regulations discussed above, other federal agencies have promulgated rules regulating methane. In April 2024, the U.S. Bureau of Land Management (the “BLM”) finalized a rule to reduce the waste of natural gas during the production of oil and gas on federal and tribal lands. The final rule took effect in June 2024. However, in May 2024, the states of North Dakota, Texas, Montana, Wyoming, and Utah challenged the rule. In September 2024, the U.S. District Court for the District of North Dakota granted a motion prohibiting the BLM from enforcing the rule against those states pending the outcome of the litigation. In January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Additionally, in November 2025, the BLM announced that it would postpone the enforcement of two provisions from the April 2024 rule that were originally set to take effect in December 2025, including those related to flare measurement and sampling for certain flow rates and the submission of Leak Detection and Repair programs. Consequently, future implementation and enforcement of the final rule remains uncertain at this time.
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
National Environmental Policy Act
Businesses and operations of our customers that are carried out on federal lands may be subject to the National Environmental Policy Act (“NEPA”), which requires federal agencies, including the Department of the Interior (the “DOI”), to evaluate major agency actions having the potential to significantly impact the human environment. In the course of such evaluations, an agency will evaluate the potential direct, indirect, and cumulative impacts of a proposed project and, if necessary, will prepare a detailed Environmental Impact Statement that must be made available for public review and comment. In July 2020, the Council on Environmental Quality (the “CEQ”) revised NEPA’s implementing regulations in an effort to streamline approvals for projects. In October 2021, the CEQ announced its Phase I rule, the first of two planned rules to roll back the 2020 rule, which was finalized in April 2022. The Phase I final rule generally restored certain regulatory provisions that were in effect prior to the 2020 rule. In May 2024, the CEQ finalized the Phase II rule, which accelerated NEPA reviews while maintaining consideration of relevant environmental, climate change, and environmental justice effects of a proposed project. However, in January 2025, President Trump issued an executive order requiring the CEQ to provide guidance on implementing NEPA and to propose rescinding and replacing the CEQ’s NEPA regulations with implementing regulations at the agency level. The executive order also instructed federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, the CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations, and in January 2026, the CEQ finalized the February 2025 rule, which immediately rescinded the NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text could have an effect on our customers’ business and operations, which could ultimately result in decreased demand for our services.
Endangered Species Act and Migratory Bird Treaty Act
The Endangered Species Act (the “ESA”) was established to protect endangered and threatened species. Pursuant to that act, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or its habitat. The U.S. Fish and Wildlife Service (the “FWS”) must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. In April 2024, the FWS finalized three rules that revise regulations regarding listing and reclassification of species and designation of critical habitat. These rules also clarify definitions that impact interagency cooperation and reinstated the general application of the “blanket rule” option for protecting newly listed threatened species. These rules were challenged in August 2024 in the Northern District of California. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (the “MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. However, in January 2025, President Trump issued an executive order declaring a national energy emergency under the National Emergencies Act. As part of that executive order, agencies were directed to use, to the maximum extent permissible, the ESA regulation on consultations in emergencies to facilitate the domestic energy supply. The executive order also requires the quarterly convening of the Endangered Species Act Committee to ensure prompt and efficient review of all submissions for potential actions that could facilitate energy development. President Trump also issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. In April 2025, the DOI restored a 2017 legal opinion concluding that the unintentional or incidental injury or death of migratory birds does not violate the MBTA. During the same month, the FWS and the National Marine Fisheries Service published a notice of proposed rulemaking to withdraw the regulatory definition of “harm” from their respective ESA regulations. Consequently, future implementation and enforcement of the rules impacting the ESA and the MBTA are uncertain. If our customers were to have areas within their business and operations designated as critical or suitable habitat for a protected species, it could decrease demand for our services and have a material adverse effect on our business. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take other measures that may adversely impact our business or operations.

Item 1A.    Risk Factors
We face many challenges and risks in the industry in which we operate. You should carefully consider each of the following risk factors, which make an investment in us speculative or risky, as well as all of the other information set forth in this Annual Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements.” The discussion below reflects our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. In addition, the risks and uncertainties described below are not the only ones we face. Additional risk factors not presently known to us or which we currently consider immaterial may also adversely affect our business, financial condition, or future results.
Risks Related to the Chapter 11 Cases
During the pendency of the Chapter 11 Cases, trading in our securities (including our common stock) is highly speculative and poses substantial risks, and the Plan contemplates that all shares of our common stock will be canceled for no consideration.
Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by the holders of our securities in the Chapter 11 Cases. We expect that holders of our securities could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases. In particular, the Plan contemplates that all shares of our common stock will be canceled for no consideration. We have a substantial amount of indebtedness that is senior to the common stock in our capital structure, and the common stockholders will not receive any recovery unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which are not expected to recover in full under the Plan), are paid in full. Consequently, we expect that the common stock will become worthless.
We are subject to risks and uncertainties attendant to the bankruptcy process.
While we operate our business as debtors-in-possession, for the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, our financial condition and our liquidity, are subject to risks and uncertainties attendant to the bankruptcy process generally, which include the following:
•our ability to consummate a plan of reorganization with respect to the Chapter 11 Cases and the outcome of the Chapter 11 Cases generally;
•the high costs of operating our business while in Chapter 11 bankruptcy and related fees;
•our ability to maintain our relationships with our customers, creditors, suppliers, vendors, employees, and other third parties;
•our ability to operate within the restrictions and the liquidity limitations of the DIP ABL Facility and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•our ability to meet the conditions related to the Exit ABL Facility and obtain sufficient financing to execute our business plan post-emergence;
•our ability to maintain contracts that are important to our operations;
•our ability to retain our current management team and to attract, motivate, and retain key employees; and
•the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.
Even if and once the Plan is implemented, our operating results may be adversely affected by the possible reluctance of prospective customers, suppliers, vendors, and other counterparties to do business with a company that recently emerged from Chapter 11.

We cannot predict the amount of time spent in bankruptcy for the purpose of implementing the Plan, and a lengthy bankruptcy proceeding could have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Although the prepackaged Plan is designed to minimize the duration of the Chapter 11 Cases, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy. Our future results are dependent upon the successful implementation of the Plan. A lengthy bankruptcy proceeding could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort managing the bankruptcy process rather than focusing exclusively on our business operations. A lengthy bankruptcy proceeding may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. Additionally, so long as the Chapter 11 Cases continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. If emergence is delayed, we may not have sufficient cash available to operate our business. In that case, we may need new or additional post-petition financing, which may increase the cost of consummating a plan of reorganization. There can be no assurance of the terms on which such financing may be available or if such financing will be available. Moreover, the disruption that the bankruptcy process could have on our business could increase with the length of time it takes to complete the Chapter 11 Cases because the Chapter 11 Cases limit the flexibility of our management in running our business. During the pendency of the Chapter 11 Cases, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities requires, among other things, preparation and filing of appropriate motions with the Bankruptcy Court and therefore may delay transactions and limit our ability to respond timely to certain events or take advantage of certain opportunities. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us. A lengthy bankruptcy proceeding also could increase both the probability and the magnitude of the adverse effects described in the above risk factor.
Material delays in, or negative events during the pendency of, the Chapter 11 Cases increase the risk of us being unable to reorganize our business and successfully emerge from bankruptcy and also increase our costs associated with the bankruptcy process.
Material delays in, or negative events during the pendency of, the Chapter 11 Cases could adversely affect our relationships with our customers, creditors, suppliers, vendors, employees, and other third parties, and our ability to negotiate favorable terms with them. While we expect to continue normal operations during the pendency of the Chapter 11 Cases, public perception of our continued viability may affect, among other things, the desire of new and existing customers, vendors, employees, or other third parties to enter into or continue their agreements or arrangements with us. The failure to maintain any of these important relationships could adversely affect our business, financial condition, and results of operations. Because of the public disclosure of the Chapter 11 Cases and concerns certain vendors may have about our liquidity, our ability to maintain normal credit terms with vendors may be impaired.
We may not be able to satisfy the conditions of the Plan or another Chapter 11 plan of reorganization.
On March 4, 2026, the Bankruptcy Court entered the Confirmation Order. While the proposed Plan was confirmed by the Bankruptcy Court and we expect for the Plan to become effective on March 5, 2026, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that a plan of reorganization will become effective and that we will emerge from the Chapter 11 Cases as contemplated by a plan of reorganization. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases. As a result, there can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If we are unable to successfully reorganize, we may not be able to continue our operations.
If the Restructuring Support Agreement is terminated, our ability to consummate the Plan may be materially adversely affected.
The Restructuring Support Agreement contains provisions that give the Consenting Stakeholders the ability to terminate the Restructuring Support Agreement if certain conditions are not satisfied or waived, including the failure to achieve certain milestones. Our ability to timely complete certain milestones is subject to risks and uncertainties that may be beyond our control. Termination of the Restructuring Support Agreement could result in protracted Chapter 11 Cases, the risks of which are discussed in the above risk factors. Furthermore, if the Restructuring Support Agreement is terminated, we may be unable to consummate the Plan, and there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as the Plan.
The Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to achieve our stated goals and continue as a going concern.
The Plan will affect both our capital structure and the ownership, structure, and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, the Plan relies upon financial projections developed by us with the assistance of our financial advisor, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including, but not limited to, (i) our ability to maintain customers’, vendors’, suppliers’, and other third parties’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from them, (ii) our ability to retain key employees, and (iii) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business and the value of the Company. Consequently, at this time, there can be no assurance that the results or developments that are contemplated in the Plan will occur or, even if they do occur, that they will have the anticipated effects on us or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.
Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.
Even if the Plan is consummated, we will continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our services and products, and increasing expenses. In addition, even after we emerge from bankruptcy, our having recently filed for bankruptcy could adversely affect our business and relationships with our creditors, customers, suppliers, vendors, employees, and other third parties. Due to uncertainties, many risks exist even after emergence from bankruptcy, including our ability to attract, motivate, and/or retain employees may be adversely affected and our ability to retain customers may be negatively impacted. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation, and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals.
Finally, even if our current debts are reduced or discharged through the Plan, we expect to have substantial indebtedness following consummation of the Plan, which may limit our operating flexibility going forward. Our indebtedness following consummation of the Plan will also subject us to certain restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable. If we are unable to pay amounts due under our indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to future legal proceedings and governmental investigations or decreased revenues, as well as increased pricing pressures or otherwise, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all, particularly in light of the recent bankruptcy proceedings. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals, and, thus, we cannot assure you of our ability to continue as a going concern after our expected emergence from bankruptcy.
Upon our emergence from bankruptcy, the composition of our board of directors (the “Board”) is expected to change.
Under the Plan, the composition of our Board is expected to change. The composition of the initial Board of the Reorganized Company will be determined by the Consenting Stakeholders. Any new directors are likely to have different backgrounds, experiences, and perspectives from those individuals who currently serve or previously served on the Board and thus may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past. There is no guarantee that the strategic initiatives and plans, whether current or future, of the Board will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the reconstituted Board will be achieved in a timely manner or at all.

The DIP ABL Facility may be insufficient to fund our business operations or may be unavailable to us if we do not comply with certain covenants.
There can be no assurance that the revenue generated by our business operations and the cash made available to us under the DIP ABL Facility will be sufficient to fund our operations. There can be no assurance that additional financing would be available or, if available, offered on terms that are acceptable to us or the Bankruptcy Court. If, for one or more reasons, we need to and are unable to obtain such additional financing, we may cease to continue as a going concern.
The DIP Loan and Security Agreement includes affirmative and negative covenants applicable to us, including a minimum excess availability of not less than $5.0 million. There can be no assurance that we will be able to comply with these covenants and meet our obligations as they become due or to comply with the other terms and conditions of the DIP Loan and Security Agreement. Any event of default under the DIP Loan and Security Agreement could imperil our ability to reorganize.
We may fail to enter into the Exit ABL Facility.
The DIP Loan and Security Agreement includes certain terms and conditions providing for the conversion of the DIP ABL Facility into the Exit ABL Facility on the Plan Effective Date or as soon as reasonably practicable thereafter. There can be no assurance that we will meet all such required terms and conditions.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition, and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Thus, while generally all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan, certain exceptions may arise. Subject to the terms of the Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Plan could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition, and results of operations on a post-reorganization basis.
Changes to our capital structure may have a material adverse effect on existing and future debt and security holders and will adversely impact holders of our common stock.
Pursuant to the Plan, our post-bankruptcy capital structure will change significantly. The reorganization of our capital structure pursuant to the Plan includes exchanges of new debt or equity securities for our existing debt and claims against us. Such new debt will be issued at different interest rates, payment schedules and maturities than our existing debt securities. As contemplated under the terms of the Restructuring Support Agreement, no recovery is expected for holders of our common stock in Chapter 11 Cases. There can be no guarantees regarding the success of changes to our capital structure. Holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. Our existing equity securities will no longer have any value and holders of such existing equity securities will receive no recovery under the Plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.
The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring and the Chapter 11 Cases are protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors, suppliers, and aircraft lessors who may be concerned about our ongoing long-term viability.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Cases. In addition, we must comply with the covenants of our DIP ABL Facility in order to continue to access our borrowings thereunder. We cannot assure that cash on hand, cash flow from operations and the DIP ABL Facility will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the DIP Loan and Security Agreement, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration, and outcome of the Chapter 11 Cases.
Upon emergence from Chapter 11 bankruptcy, the Reorganized Company will be subject to risks related to its substantial indebtedness.
On the Plan Effective Date, on a consolidated basis, it is expected that the Reorganized Company will have total secured, outstanding indebtedness of approximately $82.6 million, which is expected to consist of borrowings under the Exit ABL Facility. This level of expected indebtedness and the funds required to service such debt could, among other things, make it difficult for the Reorganized Company to satisfy its obligations under such indebtedness, increasing the risk that it may default on such debt obligations. A range of economic, competitive, business, and industry factors will affect the Reorganized Company’s future financial performance and, as a result, its ability to generate cash flow from operations and to pay its debt. Many of these factors are beyond its control. If the Reorganized Company does not generate enough cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. It cannot be assured, however, that undertaking alternative financing plans, if necessary, would be possible on commercially reasonable terms, or at all, and allow the Reorganized Company to meet its debt obligations.
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
The expected borrowings under the Exit ABL Facility could have significant adverse consequences on our business and future prospects, including in the following ways:
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

Borrowings under the Exit ABL Facility will bear interest at variable rates, which will expose us to interest rate risk. Under the Exit ABL Facility, if interest rates increased, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash available to finance our operations and other business activities would decrease.
Restrictions in the Exit ABL Facility could limit our growth and our ability to engage in certain activities.
The Exit ABL Facility will have restrictive covenants that could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, it will contain restrictive covenants that limit our ability to, among other things:
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
The restrictions in the Exit ABL Facility could also impact our ability to obtain capital to withstand a downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our debt arrangements may impose on us.
Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.
In connection with the disclosure statement relating to the Plan that we filed with the Bankruptcy Court, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been and will not be updated and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We have not updated the projections prepared solely for the purpose of the Chapter 11 Cases or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
As a result of the Chapter 11 Cases, our financial results may not reflect historical trends, and our historical financial results may not be indicative of our future financial performance.
During the Chapter 11 Cases, we have incurred and will continue to incur significant fees and expenses. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements due to, among other things, cancellation of indebtedness. We also expect to adopt fresh start accounting upon our emergence from Chapter 11, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date. These fair values may differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets, and as a result, our financial condition and results of operations following our emergence from Chapter 11 may not be comparable to the financial condition and results of operations reflected in our historical financial statements.
We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees have faced, and likely will continue to face, considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our management team and other employees could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
Our ability to use net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of the Plan. The Bankruptcy Court has entered an order that is designed to protect our NOLs until the Plan is consummated.
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. To date, we have generated a significant amount of U.S. federal NOLs.
Our ability to utilize our NOLs to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If a corporation with NOLs undergoes an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), then such corporation’s use of such “pre-change” NOLs to offset income incurred following such ownership change generally will be subject to an annual limitation specified in Section 382 of the Code. Such limitation also may apply to certain losses or deductions that are “built-in” (i.e., attributable to periods prior to the ownership change, but not yet taken into account for tax purposes) as of the date of the ownership change that are subsequently recognized. An ownership change generally occurs when there is either (i) a shift in ownership involving one or more “5% shareholders,” or (ii) an “equity structure shift” and, as a result, the percentage of stock of the corporation owned by one or more 5% shareholders (based on value) has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders during the “testing period” (generally the three years preceding the testing date). If we experience an “ownership change,” our ability to use our NOLs may be substantially limited, which could increase the taxes paid by us. Although we are taking steps to limit risk of an ownership change before consummation of the Plan, there can be no assurance that these steps will be successful. Moreover, we expect to undergo an ownership change under Section 382 of the Code in connection with the consummation of the Plan.
In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of the Plan or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of the Plan. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.
We will be required to reduce certain of our tax attributes due to the exclusion of cancellation of indebtedness (“COD”) income from gross income upon emergence from Chapter 11.
Generally, any discharge of our debt obligations for an amount less than the debt’s adjusted issue price will give rise to COD income. Under Section 108 of the Code, a taxpayer is required to exclude COD from gross income if the debtor is under the jurisdiction of a court in a case under Chapter 11 of the Bankruptcy Code and the discharge of debt occurs pursuant to that proceeding. As a consequence of such an exclusion, a taxpayer generally must reduce certain of its tax attributes by the amount of COD income that it excluded from gross income. U.S. federal income tax attributes subject to reduction generally include (i) NOLs and NOL carryforwards; (ii) general business credit carryovers; (iii) capital loss carryovers; (iv) tax basis in assets; and (v) foreign tax credit carryovers. In connection with the implementation of the Plan, we expect to realize a substantial amount of COD income for U.S. federal income tax purposes and our tax attributes will be subject to the foregoing attribute reduction rules. While the ultimate effect of the attribute reduction is uncertain because, among other things, it will depend on the amount of COD income we realize, loss of these tax attributes may have an adverse effect on our future cash flow.

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
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies, which are strongly influenced by current and expected oil and natural gas prices. Volatility or weakness in oil and natural gas commodity prices (or the perception that oil and natural gas commodity prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. Historically, oil and natural gas commodity prices have been extremely volatile. During the five years ending December 31, 2025, the posted price for West Texas Intermediate (“WTI”) oil has ranged from a low of $47.47 per barrel in January 2021 to a high of $123.64 per barrel in March 2022, and the Henry Hub spot market price of gas has ranged from a low of $1.21 per million British thermal units (“MMBtu”) in November 2024 to a high of $23.86 per MMBtu in February 2021. The average WTI price for 2025 was $65.39. Moreover, the theme of capital discipline for E&P operators in the energy industry has led to a disconnect between commodity prices and market activity. If prices of oil and natural gas decline or our customers do not increase capex and activity levels, our business, financial condition, results of operations, cash flows, and prospects may be materially adversely affected.
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
In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their environmental, social, and governance (“ESG”) and sustainability practices. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet sustainability goals that we have set) as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially adversely affected.
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
Our operations, projects, and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities, and others. We may face pressure from stakeholders, many of whom are focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint, and promote sustainability while at the same time remaining a successfully operating public company. At the same time, others may disagree with the ESG initiatives we have set, and recent political developments could subject us to increased risk of criticism or litigation risks from certain “anti-ESG” parties. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, and difficulty securing investors and access to capital.
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
Our equipment requires capital investment in maintenance, upgrades, and refurbishment to maintain their competitiveness. For the years ended December 31, 2025 and 2024, we spent approximately $10.7 million and $10.4 million, respectively, on capital expenditures related to maintenance. Our equipment typically does not generate revenue while it is undergoing maintenance, upgrades, or refurbishment. Any maintenance, upgrade, or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects, and results of operations and may increase costs. In addition, although such projects may require material capital expenditures, there is no assurance that they will generate a positive return.
Seasonal and adverse weather conditions and the physical risks arising from climate change may have a negative impact on our business and result of operations, including by impacting operations, increasing costs, and adversely affecting demand for our products and services.
Weather can have a significant impact on demand for our services and products as consumption of energy is seasonal, and any variation from normal weather patterns or cooler or warmer summers and winters can have a significant impact on demand. In addition, adverse weather conditions, such as hurricanes, tropical storms, droughts, and severe cold weather, may interrupt or curtail our operations or our customers’ operations, cause supply disruptions, and damage our equipment and facilities, which may or may not be insured. For example, in the third quarter of 2025, we faced temporary headwinds in the Northeast due to droughts in the area, which caused completion delays and inefficiencies. Most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, extreme temperatures, and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for oil and natural gas, which, in turn, could also reduce the demand for our products and services; cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves, which may not be fully insured; adversely impact our or our customers’ operations, workforce, supply chain or distribution chain; or potentially lead to increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. During the winter months (portions of the first and fourth quarters) and periods of heavy snow, ice, or rain, particularly in the northeastern U.S., Michigan, North Dakota, Wyoming, and western Canada, our customers may delay operations, or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas, primarily in western Canada, impose transportation restrictions to prevent damage caused by the spring thaw. For both the years ended December 31, 2025 and 2024, we generated approximately 0.3% of our revenue from our operations in western Canada. Lastly, throughout the year heavy rains adversely affect activity levels because well locations and dirt access roads can become impassible in wet conditions.
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
We often place orders with our suppliers based on forecasts of customer demand. Anticipating customer demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused on cash preservation and tighter inventory management. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the forecasts. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of orders or the return of previously sold products could materially adversely affect profit margins, increase inventory obsolescence, and restrict our ability to fund our operations.
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
Our customers are engaged in the oil and natural gas E&P business, which has been historically volatile. For the year ended December 31, 2025, our five largest customers collectively accounted for approximately 24% of total revenues. If we were to lose several key alliances over a relatively short period of time or if one of our largest customers fails to pay or delays in paying a significant amount of our outstanding receivables, we could experience an adverse impact on our business, financial condition, results of operations, cash flows, and prospects. Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
Changes in environmental requirements related to GHG emissions and climate change may negatively impact demand for our products and services. For example, oil and natural gas E&P may decline as a result of environmental requirements, including land use policies responsive to environmental concerns (e.g., numerous cities, including in Colorado, New York, Massachusetts, and Maryland, have, to varying degrees, enacted ordinances banning the use of natural gas in new construction, and other cities are considering similar initiatives). Federal, state, and local agencies may also be evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of GHGs in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas.
Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration, and use of GHGs that could have a material adverse effect on our business, results of operations, prospects, and financial condition. Additionally, regulations requiring the disclosure of GHG emissions and other climate-related information are being adopted or proposed. For example, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 GHG emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. These laws are subject to ongoing legal challenges and certain requirements are currently enjoined. It is unclear how the litigation process and additional legal developments will impact enforceability of these requirements and the timeline and cost of compliance. Any enhanced climate disclosure obligations could result in increased compliance burden and operating costs as well as increased litigation risk related to the required disclosures. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-

intensive sectors. See “Business – Regulatory Matters – Climate Change” for more information on existing and proposed climate change regulation.
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
The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period, and limits on vehicle weight and size. For example, in November 2024, the FMCSA’s rules were updated to require state driver licensing agencies to query the Clearinghouse before issuing, renewing, or upgrading a commercial driver’s license to confirm compliance with FMCSA rules. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency, and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices, and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours, and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state, or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
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
We may become involved in dispute resolution or litigation proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution or litigation proceedings, a third-party defendant may assert that our intellectual property rights are invalid or unenforceable. Third parties from time to time may also initiate dispute resolution or litigation proceedings against us by asserting that our businesses infringe, impair, misappropriate, dilute, or otherwise violate another party’s intellectual property rights. For example, in April 2020, a third party filed a lawsuit asserting that our BreakThru Casing Flotation DeviceTM infringed its intellectual property rights, and in January 2022, a jury in the Western District of Texas, Waco Division, found in the third party’s favor. We have appealed the jury’s verdict; however, we can give no assurance that the appeal (or any subsequent remand and/or retrial) will be resolved in our favor. If our intellectual property rights are found invalid or unenforceable or our products and services are found to infringe, impair, misappropriate, dilute, or otherwise violate the intellectual property rights of others in any proceeding relating to intellectual property rights, we may be required to pay damages or other compensation to the other party (which could be costly) and/or cease use of such intellectual property. Also, as a part of resolving such disputes, we may enter into licenses, cross-licenses, or other agreements, which could reduce the value of our existing intellectual property rights. The results or costs of any such dispute resolution or litigation proceedings may have an adverse effect on our business, operating results, and financial condition. Any dispute resolution or litigation proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable, and could have an adverse effect on our business, regardless of its outcome.
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
Our long-term success depends, in part, on our ability to effectively address changing customer demands, as well as government regulation and required disclosure regarding ESG matters. These demands and regulations may include, but are not limited to, the creation of ESG-related policies and procedures, the quantification of our greenhouse gas emissions, and evaluation of risk and opportunities. These customer preferences and government requirements could cause us to continue to adapt our equipment and technology offerings, as well as increase internal costs to address changes in ESG requirements. If ESG-related requirements change faster than anticipated or in a manner we do not anticipate, demand for our services could be adversely affected.
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
In 2025, we derived 5.2% of our revenue from sales to customers outside of the U.S. Sales to customers in countries other than the U.S. are subject to various risks, including:
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
Provisions contained in our charter and bylaws could make it more difficult for a third party to acquire us. Our charter and bylaws also impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our charter authorizes our Board to determine the rights, preferences, privileges, and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, for example, our bylaws (i) include advance notice requirements for nominations for election to our Board and for proposing matters that can be acted upon at stockholder meetings and (ii) provide that our Board is expressly authorized to adopt, or to alter or repeal, our bylaws. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.
Our charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our charter or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. These exclusive forum provisions are not intended to apply to actions arising under the Exchange Act or the Securities Act. The Court of Chancery of the State of Delaware has held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships that were established by or under the DGCL.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the forum selection provisions of our charter. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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
We have established a Security Committee (the “SC”), comprised of senior departmental leadership including our Executive Vice President and Chief Financial Officer, Executive Vice President and General Counsel, Senior Vice President – Strategic Development and Investor Relations, Vice President – IT, Vice President – Internal Audit, Vice President – Corporate Operations, and Director – IT Applications and Compliance, each of whom has between 10 to 20 years of experience managing our risks and those at similar companies, including risks arising from cybersecurity threats. The SC meets quarterly to discuss and review cybersecurity concerns that arise during the year. The SC also identifies areas that should be addressed and reviews and updates security policies, as necessary. The SC has primary management oversight responsibility for assessing and managing risks from cybersecurity threats.
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

Item 2.    Properties
The following table describes the material facilities owned or leased by us as of December 31, 2025.

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
The Chapter 11 Cases
On February 1, 2026, the Company Parties filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court to implement the prepackaged Plan to effectuate a financial restructuring of the Company Parties’ existing indebtedness. The material terms of the Plan include, among other things: (i) the Prepetition ABL Lenders providing the Company Parties with the DIP ABL Facility, which consists of up to $125.0 million in aggregate principal amount of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement, which will, upon the satisfaction of customary closing conditions, convert into the Exit ABL Facility on the Plan Effective Date or as soon as reasonably practicable thereafter; (ii) on the Plan Effective Date, the Reorganized Company issuing 100% of a single class of common equity interests to the holders of the 2028 Notes and the 2028 Notes being canceled; and (iii) on the Plan Effective Date, the Company’s currently existing common stock being canceled.

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the continuation of most legal proceedings and the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estate unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.
For additional information on the Chapter 11 Cases, see “Business – Current Bankruptcy Proceedings” in Item 1 of Part I of this Annual Report.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On February 2, 2026, as a result of the Chapter 11 Cases, we were notified by the staff of NYSE Regulation of its determination to commence proceedings to delist our common stock from the NYSE and immediately suspend trading in our common stock on the NYSE. On February 3, 2026, our common stock began trading on the Pink Limited Market operated by the OTC Markets Group Inc. under the symbol “NINEQ.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
Holders
As of March 2, 2026, we had 52 stockholders of record. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
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
Current Bankruptcy Proceedings
On February 1, 2026, the Company Parties filed the Chapter 11 Cases in the Bankruptcy Court to implement the prepackaged Plan to effectuate a financial restructuring of the Company Parties’ existing indebtedness. Prior to filing the Chapter 11 Cases, on February 1, 2026, the Company Parties entered into the Restructuring Support Agreement with the Consenting Stakeholders, which includes certain holders of the 2028 Notes and the Prepetition ABL Lenders. Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support the Plan. The material terms of the Plan include, among other things:
•the Prepetition ABL Lenders providing the Company Parties with the DIP ABL Facility, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement, which will, upon the satisfaction of customary closing conditions, convert into the Exit ABL Facility on the Plan Effective Date or as soon as reasonably practicable thereafter;
•on the Plan Effective Date, the Reorganized Company issuing 100% of a single class of common equity interests to the holders of the 2028 Notes and the 2028 Notes being canceled; and
•on the Plan Effective Date, our currently existing common stock being canceled.

On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility, and the Company Parties entered into the DIP Loan and Security Agreement with the DIP Agent and the DIP Lenders. The DIP ABL Facility is a senior secured super-priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement. The DIP Loan and Security Agreement includes certain terms and conditions (including the Plan becoming effective) providing for the conversion of the DIP ABL Facility into an exit senior secured asset-based revolving credit facility consisting of up to $135.0 million in aggregate principal amount of revolving commitments on the Plan Effective Date or as soon as reasonably practicable thereafter.
Since the Petition Date, the Company Parties have been operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties have requested and obtained relief from the Bankruptcy Court that enables them to continue their ordinary course operations during the Chapter 11 Cases and uphold their commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the continuation of most legal proceedings and the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estate unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. In particular, although the filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under the indenture governing the 2028 Notes (the “Indenture”) and the Prepetition ABL Loan and Security Agreement (together with the Indenture, the “Debt Instruments”) and caused the principal and interest due thereunder to be immediately due and payable, any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.
On March 4, 2026, the Bankruptcy Court entered the Confirmation Order. The Company Parties anticipate emerging from the Chapter 11 Cases, and the Plan Effective Date occurring, on March 5, 2026; however, consummation of the Restructuring pursuant to the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Accordingly, no assurance can be given that such transactions will be consummated. See “Risk Factors – Risks Related to the Chapter 11 Cases” in Item 1A of Part I of this Annual Report for a discussion of the risks related to the Chapter 11 Cases.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable. During 2024, natural gas prices were extremely depressed, averaging approximately $2.19 per MMBtu for the year. In 2025, natural gas prices improved as compared to 2024, averaging approximately $3.52 per MMBtu. However, despite a more supportive natural gas price environment in 2025, we have yet to see any meaningful activity increases in the natural gas-levered basins like the Haynesville and Northeast. For example, at the end of 2024, the rig count in the Haynesville was 31 rigs and at the end of 2025, the rig count was 42 rigs. In the Marcellus and Utica at the end of 2024, there were a total of 34 rigs, and at the end of 2025, a total of 39 rigs. Nonetheless, the long-term outlook on natural gas demand remains positive due mostly to potential increased demand coming from power generation related to artificial intelligence.
As for oil prices, towards the end of 2024, we began to see WTI oil prices decline, which was exacerbated by the announcement of new tariffs by the Trump Administration in April 2025 and OPEC communicating they would be increasing production. In the second quarter of 2025, WTI price fell below $60 per barrel for the first time in four years. Because of the decline in oil prices, as well as increased costs and market uncertainty, our customers began to decrease activity. According to Baker Hughes, from the end of the first quarter of 2025 through the end of 2025, 46 rigs, most of which were in the Permian Basin, came out of the U.S. market, a decline of approximately 8% compared to the number of rigs at the end of the first quarter of 2025. During the first quarter of 2025, the average WTI price was $71.78 per barrel as compared to $59.62 per barrel in the fourth quarter of 2025, a decline of approximately 17%.

Due to the spot-market nature of our business, our revenue and profitability generally move very similarly to U.S. rig, frac, and stage counts, and starting in the second quarter of 2025, we began to experience activity declines as well as receive pricing pressure across all of our service lines, especially in the oil-levered basins. During the third quarter and continuing into the fourth quarter of 2025, we had full quarter realizations of these activity declines, as well as continued pricing pressure on our services, which negatively impacted both revenue and earnings. In addition to negative market impacts, our completion tools division had market share losses, which were due mostly to customer consolidation and a change in certain of our customers’ completion designs, during the quarter that negatively impacted revenue and earnings. Lastly, as anticipated, during the fourth quarter we had typical seasonal slowdowns related to weather, holidays and budget exhaustion, which negatively impacted revenue and earnings.
The macro-outlook is uncertain, especially with recent geopolitical events, but with what we know today, we anticipate that U.S. activity levels will be relatively flat compared to 2025 exit levels. For the first quarter, we have seen operational inefficiencies and downtime due to weather and frac delays. Additionally, during the first quarter, we will incur costs related to our restructuring. Because of this, we anticipate first quarter 2026 revenue and earnings will be down compared to the fourth quarter of 2025.
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
Results of Operations

	Year Ended December 31,
	2025	2024	Change	Percentage Change
	(in thousands, except percentage change)
Revenues	$561,911	$554,104	$7,807	1%

Cost of revenues (exclusive of depreciation and amortization shown separately below)	$467,360	$456,729	$10,631	2%
General and administrative expenses	59,747	51,298	8,449	16%
Depreciation	23,205	25,594	(2,389)	(9)%
Amortization of intangibles	11,183	11,183	—	—%
Loss on revaluation of contingent liability	217	104	113	109%
Loss (gain) on sale of property and equipment	(2,149)	256	(2,405)	939%
Income from operations	2,348	8,940	(6,592)	(74)%
Non-operating expenses	53,841	49,824	4,017	8%
Loss before income taxes	(51,493)	(40,884)	(10,609)	26%
Provision (benefit) for income taxes	(171)	198	(369)	186%
Net loss	$(51,322)	$(41,082)	$(10,240)	25%
Revenues
Revenues increased $7.8 million, or 1%, to $561.9 million in 2025. The increase in comparison to 2024 was primarily due to an increase in cementing revenue (including pump downs) of $11.3 million, or 6%, as total cement job count increased

8%. In addition, wireline revenue increased $4.5 million, or 4%, as total completed wireline stages increased 23%, which was partially offset by pricing pressure, in comparison to 2024. The overall increase in revenue was partially offset by a decrease in coiled tubing revenue of $6.3 million, or 6%, as total days worked decreased 6%, in comparison to 2024. The overall increase was also partially offset by a decrease in tools revenue of $1.7 million, or 1% due to a change in product mix in comparison to 2024.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues increased $10.6 million, or 2%, to $467.4 million in 2025. The increase was primarily related to a $5.3 million increase in materials installed and consumed while performing services, a $2.6 million increase in vehicle costs, a $1.6 million increase in insurance costs, and a $0.8 million increase in repairs and maintenance costs, each in comparison to 2024.
General and Administrative Expenses
General and administrative expenses increased $8.4 million to $59.7 million in 2025. The increase in comparison to 2024 was primarily related to $4.5 million in retention payments and $2.7 million in professional fees recorded in 2025 in connection with the Chapter 11 Cases, which were not incurred in 2024. The overall increase was also partially attributed to a $1.4 million increase in other employee costs in comparison to 2024.
Depreciation
Depreciation expense decreased $2.4 million to $23.2 million in 2025. The decrease in comparison to 2024 was primarily due to an increase in fully depreciated assets and asset disposals across certain lines of service between periods.
Amortization of Intangibles
We recorded approximately $11.2 million in amortization of intangibles expense (comprised of technology and customer relationships) in both 2025 and 2024.
(Gain) Loss on Revaluation of Contingent Liability
We recorded a $0.2 million loss on the revaluation of contingent liability in 2025 compared to a $0.1 million loss in 2024. The losses in both 2025 and 2024 were related to increases in the fair value of the earnout associated with our acquisition Frac Technology AS (the “Frac Tech Earnout”). The remaining amount associated with the Frac Tech Earnout was paid in the first quarter of 2026.
(Gain) Loss on Sale of Property and Equipment
We recorded a gain on sale of property and equipment of $2.1 million in 2025 compared to a $0.3 million loss on sale of equipment in 2024. The $2.4 million change was primarily attributed to gains on the disposal of certain coiled tubing equipment in 2025 that did not occur in 2024.
Non-Operating Expenses (Income)
Non-operating expenses increased $4.0 million to $53.8 million in 2025. The increase was primarily attributed to a $1.9 million increase in the amortization of deferred financing costs associated with certain debt instruments in comparison to 2024. The increase was also partly attributed to the write-off of $1.5 million of deferred financing costs associated with the 2018 ABL Credit Facility (as described and defined in Note 9 – Debt Obligations) in 2025 that did not occur in 2024, as well as an increase of $0.5 million in interest expense associated with revolving credit facilities in comparison to 2024.
Provision (Benefit) for Income Taxes
We recorded an income tax benefit of $0.2 million for 2025 compared to an income tax provision of $0.2 million in 2024. The $0.4 million change was primarily attributed to a $0.5 million discrete income tax benefit in 2025 that did not occur in 2024.
Net Income (Loss) and Adjusted EBITDA
Net loss increased $10.2 million, or 25%, to $51.3 million, and Adjusted EBITDA decreased $3.8 million, or 7%, to $49.4 million for 2025. The changes were primarily due to the fluctuations in revenue and expenses discussed above. See “Non-GAAP Financial Measures” below for further information regarding Adjusted EBITDA.

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
Management believes Adjusted EBITDA provides useful information to us and our investors regarding our financial condition and results of operations because it allows us and them to evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure and helps identify underlying trends in our operations that could otherwise be distorted by the effect of impairments, acquisitions and dispositions, and costs that are not reflective of the ongoing performance of our business. We exclude the items listed above from net income (loss) in arriving at this measure because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired.
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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(51,322)	$(41,082)
Interest expense	55,208	51,321
Interest income	(683)	(849)
Provision (benefit) for income taxes	(171)	198
Depreciation	23,205	25,594
Amortization of intangibles	11,183	11,183
EBITDA	$37,420	$46,365
Adjusted EBITDA reconciliation:
EBITDA	$37,420	$46,365
Loss on revaluation of contingent liability (1)	217	104
Restructuring charges and other expenses	7,539	701
Stock-based compensation expense	2,211	2,946
Cash award expense	4,169	2,832
Loss (gain) on sale of property and equipment	(2,149)	256
Adjusted EBITDA	$49,407	$53,204
(1)     Amounts relate to the revaluation of contingent liability associated with a 2018 acquisition. The impact is included in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 12 – Commitments and Contingencies included in Item 8 of Part II of this Annual Report.
(2)     For the year ended December 31, 2025, amounts primarily relate to the Chapter 11 Cases, including $4.5 million in employee retention payments approved by the Board and $2.7 million in professional fees and expenses. For the year ended December 31, 2024, amounts primarily relate to professional fees and expenses in connection with procurement and supply chain restructuring and other initiatives.

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
The following table provides our calculation of Adjusted ROIC for the years ended December 31, 2025 and 2024. The following table also presents ROIC (defined as net income (loss), divided by average total capital) and a reconciliation of the non-GAAP financial measure of adjusted after-tax net operating profit (loss) to the most directly comparable GAAP measure of net income (loss), in each case for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(51,322)	$(41,082)
Add back:
Interest expense	55,208	51,321
Interest income	(683)	(849)
Restructuring charges and other expenses (1)	7,539	701
Adjusted after-tax net operating income	$10,742	$10,091
Total capital as of prior period-end:
Total stockholders’ deficit	$(66,064)	$(35,630)
Total debt	350,580	359,859
Less cash and cash equivalents	(27,880)	(30,840)
Total capital as of prior period-end	$256,636	$293,389
Total capital as of period-end:
Total stockholders’ deficit	$(114,956)	$(66,064)
Total debt	369,621	350,580
Less cash and cash equivalents	(18,449)	(27,880)
Total capital as of period-end	$236,216	$256,636
Average total capital	$246,426	$275,013

ROIC	(20.8)%	(14.9)%
Adjusted ROIC	4.4%	3.7%
(1)     For the year ended December 31, 2025, amounts primarily relate to the Chapter 11 Cases, including $4.5 million in employee retention payments approved by the Board and $2.7 million in professional fees and expenses. For the year ended December 31, 2024, amounts primarily relate to professional fees and expenses in connection with procurement and supply chain restructuring and other initiatives.

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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss) for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in thousands)
Calculation of gross profit:
Revenues	$561,911	$554,104
Cost of revenues (exclusive of depreciation and amortization shown separately below)	467,360	456,729
Depreciation (related to cost of revenues)	22,752	25,095
Amortization of intangibles	11,183	11,183
Gross profit	$60,616	$61,097
Adjusted gross profit reconciliation:
Gross profit	$60,616	$61,097
Depreciation (related to cost of revenues)	22,752	25,095
Amortization of intangibles	11,183	11,183
Adjusted gross profit	$94,551	$97,375

Financial Condition, Liquidity, and Capital Resources
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operations and, if needed, external borrowings and issuances of debt securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, and fund our working capital requirements. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures and adapt as the market dictates. We have also used cash to make open market repurchases of our debt.
The filing of the Chapter 11 Cases constituted events of default that accelerated our obligations related to the 2028 Notes and the Prepetition ABL Facility (as defined and described in Note 9 – Debt Obligations). As a result, the principal and interest due under our outstanding 2028 Notes and Prepetition ABL Facility became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We do not have sufficient cash on hand or available liquidity to repay such outstanding debt. As of December 31, 2025, we had $18.4 million of cash and cash equivalents and $21.0 million of availability under the Prepetition ABL Facility, which resulted in a total liquidity position of $39.4 million.
Ability to Continue as a Going Concern
As a result of the current bankruptcy proceedings and our financial condition, substantial doubt exists that we will be able to continue as a going concern for one year from the date of this Annual Report. The consolidated financial statements in Part II, Item 8 of this Annual Report were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements and the availability to us of adequate capital resources are difficult to predict at this time. In addition, we have incurred, and continue to incur, material reorganization and administrative expenses in connection with the Chapter 11 Cases and the Plan. Notwithstanding the protections available to us under the Bankruptcy Code, if our future sources of liquidity are insufficient, we will face substantial liquidity constraints and will likely be required to significantly reduce, delay, or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. We can give no assurance that we will be able to secure additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Based on such evaluation and management’s current plans, which are subject to change, management believes there is substantial doubt about our ability to continue as a going concern.
Our ability to continue as a going concern is contingent upon our ability to successfully implement the Plan and successfully emerge from Chapter 11, and generate sufficient liquidity to meet our obligations and operating needs, among other factors. The consolidated financial statements in Part II, Item 8 of this Annual Report do not include any adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. Further, any plan of reorganization could materially change the amount of assets and liabilities reported in the accompanying consolidated financial statements. There are substantial risks and uncertainties related to (i) our ability to successfully emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing, and operational relationships. For more information about the risks and uncertainties related to the Chapter 11 Cases, see “Risk Factors – Risks Related to the Chapter 11 Cases” in Item 1A of Part I of this Annual Report.
Capital Resources Prior to and During the Chapter 11 Cases
At December 31, 2025, we had $63.3 million of outstanding borrowings under the Prepetition ABL Facility. We also had $300.0 million aggregate principal amount of 2028 Notes outstanding as of December 31, 2025. For additional information on the Prepetition ABL Facility and the 2028 Notes, see Note 9 – Debt Obligations included in Item 8 of Part II of this Annual Report. As noted above, the filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations related to the 2028 Notes and the Prepetition ABL Facility. As a result, the principal and interest due under our outstanding 2028 Notes and Prepetition ABL Facility became immediately due and payable. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility, and the Company Parties entered into the DIP Loan and Security Agreement with the DIP Agent and the DIP Lenders, which provides the Company Parties with a senior secured super-priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount (the “DIP Maximum Revolving Facility Amount”) of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement

(which totaled approximately $67.3 million as of February 3, 2026). A portion of the DIP ABL Facility not in excess of $5.0 million is available for the issuance of standby letters of credit. Our obligations under the DIP ABL Facility are secured by a first-priority security interest in substantially all our tangible and intangible assets and all of our current domestic and Canadian subsidiaries, subject to, among other things, customary bankruptcy-related exceptions including certain carve-outs for administrative and professional fee payments arising in connection with the Chapter 11 Cases.
Borrowings under the DIP ABL Facility are subject to a borrowing base. The outstanding balance of the borrowings under the DIP ABL Facility may not exceed in the aggregate at any time the lesser of (i) the DIP Maximum Revolving Facility Amount reduced by certain customary reserves and (ii) the borrowing base, which is calculated on the basis of eligible accounts and inventory. In particular, the borrowing base is equal to (a) 92.5% of the aggregate amount of eligible U.S. and Canadian billed accounts receivable, plus (b) the lesser of (x) 85% of the aggregate amount of eligible U.S. and Canadian unbilled accounts receivable and (y) $6.0 million, plus (c) the lesser of (x) 50% of the aggregate amount of eligible billed non-U.S. and non-Canadian accounts receivable and (y) $3.0 million, plus (d) the lower of cost or market value of eligible inventory, multiplied by the lessor of (x) 70% and (y) 85% of the appraised net orderly liquidation value divided by the book value in respect of such inventory, and, in the case of inventory consisting raw materials, not to exceed a maximum sublimit of $1.0 million, plus (e) the lesser of (x) $10.0 million and (y) an amount equal to 10% of the borrowing base, minus (f) the aggregate amount of reserves, if any, established by the DIP Agent.
Borrowings under the DIP ABL Facility bear interest at a per annum rate equal to the term-specific Secured Overnight Financing Rate (“SOFR”) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00%.
The maturity date of the DIP ABL Facility is the earlier of the Plan Effective Date and 120 days after the Petition Date, subject to earlier termination upon the occurrence of certain events specified in the DIP Loan and Security Agreement. The proceeds of the DIP ABL Facility are for (i) working capital and corporate purposes of the Company Parties, (ii) bankruptcy-related costs and expenses in respect of the Chapter 11 Cases, (iii) costs and expenses related to the DIP ABL Facility, and (iv) refinancing of obligations under the Prepetition ABL Loan and Security Agreement.
The DIP Loan and Security Agreement contains certain representations and warranties, events of default, and various affirmative and negative covenants that are customary for debtor-in-possession loan agreements of this type, including limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the DIP Loan and Security Agreement contains certain financial covenants, including a minimum excess availability of not less than $5.0 million.
ATM Program
On November 6, 2023, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “ATM Agent”). Pursuant to the Equity Distribution Agreement, we were able to sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million through the ATM Agent acting as our sales agent (our “ATM program”). The ATM Agent received a commission equal to 3.0% of the gross sale price of any shares sold under the Equity Distribution Agreement. Under the Equity Distribution Agreement, we set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made, and any price below which sales may not be made. During the year ended December 31, 2024, 5,380,164 shares were sold under the Equity Distribution Agreement, which generated net proceeds of $8.2 million after deducting commissions of $0.3 million, and during the year ended December 31, 2025, no shares were sold under the Equity Distribution Agreement. No additional shares may be sold under the Equity Distribution Agreement.
Expected Capital Resources and Uses After the Chapter 11 Cases
Under the terms contemplated by the Restructuring Support Agreement and the Plan, upon successful emergence from the Chapter 11 Cases, the 2028 Notes will be canceled (and the holders of the 2028 Notes will receive shares of the Reorganized Company’s common stock). On December 31, 2025, we had $300.0 million aggregate principal amount of 2028 Notes outstanding and made $39.0 million of interest payments to the holders of the 2028 Notes during the year then ended.
For 2026, assuming successful emergence from the Chapter 11 Cases, our planned capital expenditure budget, excluding possible acquisitions, is expected to be between $15.0 million to $30.0 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. Although we do not budget for acquisitions, pursuing growth through acquisitions may continue to be a part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt refinancing, which we may not be able to obtain on terms acceptable to us or at all, particularly after recently emerging from the Chapter 11 cases.
On the Plan Effective Date or as soon as reasonably practicable thereafter, we expect that the DIP ABL Facility will be converted into the Exit ABL Facility, a first priority senior secured asset-based revolving credit facility consisting of up to $135.0 million in aggregate principal amount (the “Exit Maximum Revolving Facility Amount”) of revolving commitments. A portion of the Exit ABL Facility not in excess of $5.0 million is expected to be available for the issuance of standby letters of credit. Our obligations under the Exit ABL Facility are expected to be secured by a first-priority security interest in substantially all of our tangible and intangible assets and all of our current domestic and Canadian subsidiaries, including all machinery and equipment.
Borrowings under the Exit ABL Facility will be subject to a borrowing base. The outstanding balance of the borrowings under the Exit ABL Facility may not exceed in the aggregate at any time the lesser of (i) the Exit Maximum Revolving Facility Amount reduced by certain customary reserves and (ii) the borrowing base, which is calculated on the basis of eligible accounts, inventory, machinery and equipment, and, at the Company Parties’ election, certain real property assets of the Company Parties. In particular, the borrowing base is equal to (a) 92.5% of the aggregate amount of eligible U.S. and Canadian billed accounts receivable, plus (b) the lesser of (x) 85% of the aggregate amount of eligible U.S. and Canadian unbilled accounts receivable and (y) $6 million, plus (c) the lesser of (“Foreign Accounts Availability”) (x) 50% of the aggregate amount of eligible billed non-U.S. and non-Canadian accounts receivable and (y) $3 million, plus (d) the lower of cost or market value of eligible inventory, multiplied by the lesser of (x) 70% and (y) 85% of the appraised net orderly liquidation value divided by the book value in respect of such inventory, and, in the case of inventory constituting raw materials, not to exceed a maximum sublimit of $1 million, plus (e) the lesser of (“SOFA Availability”) (x) $10 million and (y) an amount equal to 10% of the borrowing base, plus (f) the lesser of (x) the sum of (1) up to 75% of the net orderly liquidation value of eligible machinery and equipment (“M&E Availability”) plus (2) up to 75% of the fair market value of eligible real property owned by certain of the Company Parties (“Real Property Availability”) and (y) $30 million (which amount shall be permanently reduced on a yearly basis based on a 5-year straight line amortization), minus (g) the aggregate amount of reserves, if any, established by the agent under the loan and security agreement governing the Exit ABL Facility (the “Exit Loan and Security Agreement”). The Exit ABL Facility will also include a feature allowing the Company Parties, at their election, to provide mortgages in favor of the agent and lenders under the Exit ABL Facility over certain of their eligible real property assets from time to time, thereby obtaining additional borrowing base credit under the Exit ABL Facility.
Borrowings under the Exit ABL Facility are expected to bear interest at a per annum rate equal to the term-specific SOFR for an interest period of one month, subject to a 1.50% floor, plus an applicable margin ranging from 3.50% to 4.00%, depending on our fixed charge coverage ratio, subject to an additional margin of 0.50% with respect to any revolving loans or letters of credit utilizing any of M&E Availability, Real Property Availability, SOFA Availability, and/or Foreign Accounts Availability.
The maturity date of the Exit ABL Facility is expected to be three years after the Plan Effective Date, subject to earlier termination upon the occurrence of certain events specified in the Exit Loan and Security Agreement. The proceeds of the Exit ABL Facility will be used for (i) working capital and general corporate purposes of the Company Parties, (ii) costs and expenses related to the Exit ABL Facility, and (iii) refinancing of all obligations under the DIP ABL Facility.
The Exit Loan and Security Agreement is expected to contain certain representations and warranties, events of default, and various affirmative and negative covenants that are customary for asset-based credit facilities of this type, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, and investments (including acquisitions). In addition, the Exit Loan and Security Agreement is expected to contain certain financial covenants, including a minimum excess availability of not less than $5.0 million and a minimum fixed charge coverage ratio of 1.10 to 1.00 that will be tested when the excess availability under the Exit ABL Facility is less than the lesser of (a) 7.5% of the lesser of (x) the Exit Maximum Revolving Facility Amount minus reserves and (y) the borrowing base and (b) $9.0 million, which minimum fixed charge coverage ratio would apply until the excess availability is greater than or equal to such threshold for a period of 30 consecutive days.
There are substantial risks and uncertainties related to our ability to successfully emerge from Chapter 11 and the effects of disruption from the Chapter 11 Cases which may make it more difficult to maintain business, financing, and operational relationships. Refer to Part I, Item IA “Risk Factors – Risks Related to the Chapter 11 Cases” of this Annual Report.

Cash Flows
Our cash flows for the years ended December 31, 2025, and 2024 are presented below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating activities	$(7,306)	$13,195
Investing activities	(13,594)	(14,178)
Financing activities	12,862	(1,683)
Impact of foreign exchange rate on cash	—	(294)
Net change in cash and cash equivalents	$(8,038)	$(2,960)
Operating Activities
Net cash used in operating activities was $7.3 million in 2025 compared to $13.2 million in net cash provided by operating activities in 2024. The $20.5 million change was primarily attributed to a $12.9 million decrease in cash provided by working capital in comparison to 2024, driven mainly by an increased inventory balance in comparison to 2024 coupled with the fluctuation in the timing of certain prepaid expenses between periods. The overall change was also partly attributed to a $7.6 million decrease in cash flow provided by operations driven mainly by an increased net loss in comparison to 2024.
Investing Activities
Net cash used in investing activities was $13.6 million in 2025 compared to $14.2 million in 2024. The $0.6 million decrease was primarily attributed to $2.2 million in cash proceeds from property and equipment casualty losses in 2025 that did not occur in 2024, partially offset by a $1.2 million increase in cash purchases of property and equipment in comparison to 2024 and a $0.4 million decrease in cash proceeds from the sale of property and equipment between periods.
Financing Activities
Net cash provided by financing activities was $12.9 million in 2025 compared to $1.7 million in net cash used in 2024. The $14.6 million change was primarily attributed to a $62.9 million increase in proceeds received from revolving credit facilities and a $3.8 million increase in proceeds from short-term debt, each in comparison to 2024, partially offset by a $38.0 million increase in payments on revolving credit facilities in comparison to 2024, coupled with $8.2 million in proceeds received from the issuance of common stock under our ATM program in 2024, that did not reoccur in 2025, as well as $4.6 million in debt issuance costs associated with the Prepetition ABL Facility in 2025, that did not occur in 2024, and a $1.8 million increase in payments of short-term debt between periods.
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
In the fourth quarter of 2025, due to liquidity constraints and persistent industry headwinds, we downwardly revised internal forecasts associated with our tools, cementing, wireline, and coiled tubing asset groups. As a result, we evaluated the recoverability of long-lived assets (inclusive of property and equipment and definite-lived intangible assets) associated with these asset groups utilizing undiscounted cash flow projections. These projections were based on historical results and management’s estimates of future market conditions, including input costs and sales prices, current and future strategic and operational plans, and future financial performance, projected through the remaining useful life of the primary asset associated with each asset group. Based on these recoverability tests in the fourth quarter of 2025, we determined that the carrying amounts of each asset group was recoverable.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nine Energy Service, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nine Energy Service, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Substantial Doubt about the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on February 1, 2026, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue is derived from the sale of products and services which are sold directly to customers or are consumed by customers on their well sites. For product sales, the Company typically recognizes revenue when it meets its performance obligation upon the shipment of the products from its facilities to its customer. The Company recognizes service revenue over the time the service is performed as the customer consumes and benefits from the use of the Company’s products and services for well service. The Company recognized total revenues of $561.9 million for the year ended December 31, 2025.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue upon shipment of the product or over the time the service is performed. These procedures also included, among others (i) testing, on a sample basis, revenue recognized by obtaining and inspecting source documents, such as invoices, credit memos, proof of shipment or service, and cash receipts or tracing transactions not settled to a detailed listing of accounts receivable; (ii) testing, on a sample basis, revenue transactions recorded but not yet invoiced by obtaining and inspecting proof of shipment or service; (iii) testing, on a sample basis, revenue transactions recorded near period end to evaluate whether they were recorded in the appropriate period; (iv) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, such as proof of shipment or service and subsequent cash receipts; and (v) evaluating, on a sample basis, terms and conditions within master service agreements.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 4, 2026
We have served as the Company’s auditor since 2011.

NINE ENERGY SERVICE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$18,449	$27,880
Restricted cash	1,393	—
Accounts receivable, net	75,979	81,157
Income taxes receivable	—	284
Inventories, net	56,553	50,781
Prepaid expenses	13,538	9,982
Other current assets	2,919	380
Total current assets	168,831	170,464
Property and equipment, net	64,266	70,518
Operating lease right of use assets, net	34,105	37,252
Finance lease right of use assets, net	16	29
Technology intangible assets, net	62,971	71,376
Customer relationships intangible assets, net	5,092	7,870
Other long-term assets	4,183	2,567
Total assets	$339,464	$360,076
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$43,564	$36,052
Accrued expenses	27,764	30,676
Income taxes payable	356	—
Current portion of long-term debt	6,310	3,580
Current portion of operating lease obligations	13,409	11,216
Current portion of finance lease obligations	6	21
Total current liabilities	91,409	81,545
Long-term liabilities
Long-term debt	341,572	317,264
Long-term operating lease obligations	21,352	26,710
Other long-term liabilities	87	621
Total liabilities	454,420	426,140
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Common stock (120,000,000 shares authorized at $0.01 par value; 43,326,339 and 42,348,643 shares issued and outstanding at December 31, 2025 and 2024 respectively)	433	423
Additional paid-in capital	808,432	806,231
Accumulated other comprehensive loss	(5,187)	(5,406)
Accumulated deficit	(918,634)	(867,312)
Total stockholders’ equity (deficit)	(114,956)	(66,064)
Total liabilities and stockholders’ equity (deficit)	$339,464	$360,076
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues
Service	$431,211	$421,738
Product	130,700	132,366
	561,911	554,104
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	365,036	355,636
Product	102,324	101,093
General and administrative expenses	59,747	51,298
Depreciation	23,205	25,594
Amortization of intangibles	11,183	11,183
Loss on revaluation of contingent liability	217	104
Loss (gain) on sale of property and equipment	(2,149)	256
Income from operations	2,348	8,940
Interest expense	55,208	51,321
Interest income	(683)	(849)
Other income	(684)	(648)
Loss before income taxes	(51,493)	(40,884)
Provision (benefit) for income taxes	(171)	198
Net loss	$(51,322)	$(41,082)
Loss per share
Basic	$(1.25)	$(1.11)
Diluted	$(1.25)	$(1.11)
Weighted average shares outstanding
Basic	40,917,960	37,172,635
Diluted	40,917,960	37,172,635
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$219	$(547)
Total other comprehensive income (loss), net of tax	219	(547)
Total comprehensive loss	$(51,103)	$(41,629)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Capital	Income (Loss)	Deficit)	(Deficit)
Stockholders’ equity (deficit) as of December 31, 2023	35,324,861	$353	$795,106	$(4,859)	$(826,230)	$(35,630)
Issuance of common stock under stock compensation plan, net of forfeitures	1,643,618	16	(16)	—	—	—
Stock-based compensation expense	—	—	2,946	—	—	2,946
Issuance of common stock under ATM program	5,380,164	54	8,195	—	—	8,249
Other comprehensive loss	—	—	—	(547)	—	(547)
Net loss	—	—	—	—	(41,082)	(41,082)
Stockholders’ equity (deficit) as of December 31, 2024	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
Issuance of common stock under stock compensation plan, net of forfeitures	977,696	10	(10)	—	—	—
Stock-based compensation expense	—	—	2,211	—	—	2,211
Other comprehensive income	—	—	—	219	—	219
Net loss	—	—	—	—	(51,322)	(51,322)
Stockholders’ equity (deficit) as of December 31, 2025	43,326,339	$433	$808,432	$(5,187)	$(918,634)	$(114,956)
The accompanying notes are an integral part of these consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(51,322)	$(41,082)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23,205	25,594
Amortization of intangibles	11,183	11,183
Amortization of operating leases	15,212	13,256
Amortization of deferred financing costs and non-cash interest	14,355	7,602
Provision for doubtful accounts	15	526
Provision for inventory obsolescence	1,614	1,738
Stock-based compensation expense	2,211	2,946
Loss (gain) on sale of property and equipment	(2,149)	256
Loss on revaluation of contingent liability	217	104
Changes in operating assets and liabilities
Accounts receivable, net	5,210	6,724
Inventories, net	(7,142)	1,710
Prepaid expenses and other current assets	(5,448)	(995)
Accounts payable and accrued expenses	2,710	(2,092)
Income taxes receivable/payable	636	212
Operating lease obligations	(15,130)	(13,080)
Other assets and liabilities	(2,683)	(1,407)
Net cash used in operating activities	(7,306)	13,195
Cash flows from investing activities
Proceeds from sales of property and equipment	189	585
Proceeds from property and equipment casualty losses	2,165	—
Purchases of property and equipment	(15,948)	(14,763)
Net cash used in investing activities	(13,594)	(14,178)
Cash flows from financing activities
Proceeds from issuance of common stock under ATM program	—	8,249
Cost of debt issuance	(4,558)	—
Proceeds from revolving credit facilities	65,946	3,000
Payments on revolving credit facilities	(51,000)	(13,000)
Proceeds from short-term debt	9,570	5,762
Payments of short-term debt	(6,840)	(5,041)
Principle payments on finance leases	(33)	(49)
Payments of contingent liability	(223)	(604)
Net cash provided by (used in) financing activities	12,862	(1,683)
Impact of foreign currency exchange on cash	—	(294)
Net decrease in cash, cash equivalents, and restricted cash	(8,038)	(2,960)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash at beginning of period	27,880	30,840
Cash, cash equivalents, and restricted cash at end of period	$19,842	$27,880

	Year Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,187	$43,939
Cash paid (refunded) for income taxes	$(849)	$525
Supplemental schedule of non-cash activities:
Capital expenditures in accounts payable and accrued expenses	$2,676	$889
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
Current Bankruptcy Proceedings
On February 1, 2026 (the “Petition Date”), the Company and our domestic and Canadian subsidiaries (collectively with the Company, the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101–1532, as amended (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the “Plan”) to effectuate a financial restructuring for the Company Parties’ existing indebtedness (the “Restructuring”) in accordance with the Restructuring Support Agreement (as defined below). Prior to filing the Chapter 11 Cases, on February 1, 2026, the Company Parties entered into a restructuring support agreement (the “Restructuring Support Agreement”) with an ad hoc group (collectively, the “Consenting Stakeholders”) of certain holders of the Company’s 13.000% Senior Secured Notes due 2028 (the “2028 Notes”) and the lenders (the “Prepetition ABL Lenders”) under the Loan and Security Agreement, dated as of May 1, 2025 (the “Prepetition ABL Loan and Security Agreement”), by and among the Company and certain subsidiaries thereof, each as a borrower or guarantor, as applicable, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto. Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support the Plan. The material terms of the Plan include, among other things:
•the Prepetition ABL Lenders providing the Company Parties with a senior secured super-priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount of revolving credit commitments (the “DIP ABL Facility”), including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement, which will, upon the satisfaction of customary closing conditions, convert into an exit senior secured asset-based revolving credit facility consisting of up to $135.0 million in aggregate principal amount of revolving commitments on the effective date of the Plan (the “Plan Effective Date”) or as soon as reasonably practicable thereafter;
•on the Plan Effective Date, the reorganized Company will issue 100% of a single class of common equity interests to the holders of the 2028 Notes and the 2028 Notes will be canceled; and
•on the Plan Effective Date, the Company’s currently existing common stock will be canceled.
On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility, and the Company Parties entered into a loan and security agreement (the “DIP Loan and Security Agreement”) with White Oak Commercial Finance, LLC, as agent (the “DIP Agent”), and White Oak ABL 3, LLC and White Oak Europe ABL Limited, as lenders (the “DIP Lenders”), pursuant to which the DIP Lenders provided the Company Parties with the DIP ABL Facility. For additional information on the DIP ABL Facility, see Note 9 – Debt Obligations.
Since the Petition Date, the Company Parties have been operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company Parties have requested and obtained relief from the Bankruptcy Court that enables them to continue their ordinary course operations during the Chapter 11 Cases and uphold their commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
Subject to certain exceptions under the Bankruptcy Court, pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the continuation of most legal proceedings and the filings of other actions against or on behalf of the Company Parties’ bankruptcy estate unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. In particular, although the filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the 2028 Notes Indenture (as defined in Note 9 – Debt Obligations) and the Prepetition ABL Loan and Security Agreement (together with the 2028 Notes Indenture, the “Debt Instruments”) and caused the principal and interest due thereunder to be immediately due and payable, any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases, and the creditor’s rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.
On March 4, 2026, the Bankruptcy Court entered an order confirming the Plan. The Company Parties anticipate emerging from the Chapter 11 Cases, and the Plan Effective Date occurring, on March 5, 2026; however, consummation of the Restructuring pursuant to the Plan is subject to the satisfaction of the waiver or certain conditions set forth in the Plan. Accordingly, no assurance can be given that such transactions will be consummated.
Ability to Continue as a Going Concern
As a result of the current bankruptcy proceedings and its financial condition, substantial doubt exists that the Company will be able to continue as a going concern for one year from the date of this Annual Report on Form 10-K. The consolidated financial statements were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company’s liquidity requirements, and the availability to the Company of adequate capital resources are difficult to predict at this time. In addition, the Company has incurred, and continues to incur, material reorganization and administrative expenses in connection with the Chapter 11 Cases and the Plan. Notwithstanding the protections available to the Company under the Bankruptcy Code, if its future sources of liquidity are insufficient, the Company will face substantial liquidity constraints and will likely be required to significantly reduce, delay, or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives, or cease operations as a going concern and liquidate. The Company can give no assurance that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs. Based on such evaluation and management’s current plans, which are subject to change, management believes there is substantial doubt about the Company’s ability to continue as a going concern.
The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement the Plan and successfully emerge from Chapter 11, and generate sufficient liquidity to meet its obligations and operating needs, among other factors. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. Further, any plan of reorganization could materially change the amount of assets and liabilities reported in the accompanying consolidated financial statements. There are substantial risks and uncertainties related to (i) the Company’s ability to successfully emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing, and operational relationships.
Market Information
On February 2, 2026, as a result of the Chapter 11 Cases, the Company was notified by the staff of NYSE Regulation of its determination to commence proceedings to delist the Company’s common stock from the New York Stock Exchange (the “NYSE”) and immediately suspend trading in the Company’s common stock on the NYSE. On February 3, 2026, the Company’s common stock began trading on the Pink Limited Market operated by the OTC Markets Group Inc. under the symbol “NINEQ.”
Other Risks and Uncertainties
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
Principles of Consolidation
The consolidated financial statements as of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024, include the accounts of Nine and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to presenting “Technology intangible assets, net” and “Customer relationships intangible assets, net” as separate line items in the Company’s Consolidated Balance Sheets.
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
Operating leases are included in “Operating lease right of use assets, net,” “Current portion of operating lease obligations,” and “Long-term operating lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024. Lease expense for operating leases is recognized on a straight-line basis over the lease term for 2025 and 2024.
Finance leases are included in the line items “Finance lease right of use assets, net” and “Current portion of finance lease obligations” in the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$18,449	$27,880
Restricted cash	1,393	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$19,842	$27,880
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
The Company had $76.0 million and $81.2 million of “Accounts receivable, net” at December 31, 2025 and 2024, respectively. The Company maintains an allowance for credit losses based on the expected collectability of accounts receivable, which is included in “Accounts receivable, net” on the Company’s Consolidated Balance Sheets. The Company had an allowance for credit losses of $0.7 million and $0.8 million at December 31, 2025 and 2024, respectively. Bad debt expense was $0.0 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.
Concentration of Credit Risk
The Company derives a significant portion of its revenues from companies in the exploration and production (“E&P”) industry, and its customer base includes a broad range of integrated and independent domestic E&P companies and international E&P companies operating in the markets that the Company serves. While current energy prices are important contributors to positive cash flow for the customers, expectations about future prices and price volatility are generally more important for determining future spending levels. Any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development, and production activity as well as the entire health of the oil and natural gas industry and can therefore negatively impact spending by the Company’s customers. No customer accounted for 10% or more of the revenues for the years ended December 31, 2025 and 2024.
Concentration of Supplier Risk
Purchases during the years ended December 31, 2025 and 2024 did not include purchases from any supplier that individually represented 10% or more of total operating purchases.

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
Valuation of Long-Lived Assets
Long-lived assets (defined as property and equipment and definite-lived intangible assets) by country as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(in thousands)
United States	$131,855	$148,839
International	474	925
	$132,329	$149,764
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
In the fourth quarter of 2025, due to liquidity constraints and persistent industry headwinds, the Company downwardly revised internal forecasts associated with its tools, cementing, wireline, and coiled tubing asset groups. As a result, the Company evaluated the recoverability of long-lived assets (inclusive of property and equipment and definite-lived intangible assets) associated with these asset groups utilizing undiscounted cash flow projections. These projections were based on historical results and management’s estimates of future market conditions, including input costs and sales prices, current and future strategic and operational plans, and future financial performance, projected through the remaining useful life of the primary asset associated with each asset group. Based on these recoverability tests in the fourth quarter of 2025, the Company determined that the carrying amounts of each asset group was recoverable.
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
Performance Cash Awards
Performance cash awards are recorded at their fair value and expensed over their performance period. Fair value for performance cash awards is measured using a Monte Carlo simulation model.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, taking into effect, if any, the exercise of potentially dilutive stock options assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented as well as potentially dilutive restricted stock. There was no dilutive effect for the years ended December 31, 2025 and 2024 as the Company was in a net loss position. For additional information on earnings (loss) per share, see Note 14 – Earnings (Loss) Per Share.
Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The Company retrospectively adopted ASU 2023-09 for the fiscal year ended December 31, 2025, and the adoption of this guidance did not have a significant impact on the Company’s related disclosures within its consolidated financial statements.
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
Any recently issued accounting standards that are not presented above were considered to be not applicable, or not material, to the Company.
3. Revenues
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.

Disaggregation of Revenues
Disaggregated revenue for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cement	$211,283	$200,028
Coiled tubing	104,114	110,369
Wireline	115,814	111,341
Service revenues	$431,211	$421,738

Tools	$130,700	$132,366
Product revenues	$130,700	$132,366

Total revenues	$561,911	$554,104
Revenue by country, which is determined based on country of origination, for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
	(in thousands, except percentages)
United States	$550,631	98.0%	$545,262	98.4%
International	11,280	2.0%	8,842	1.6%
	$561,911	100.0%	$554,104	100.0%
Performance Obligations
At December 31, 2025 and December 31, 2024, the amount of remaining performance obligations was not material.
Contract Balances
At December 31, 2025 and December 31, 2024, contract assets and contract liabilities were not material.
4. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $4.0 million and $5.5 million at December 31, 2025 and 2024, respectively.
Inventories, net as of December 31, 2025 and 2024 were comprised of the following:

	December 31,
	2025	2024
	(in thousands)
Raw materials	$33,610	$28,900
Work in progress	146	148
Finished goods	26,802	27,194
Inventories	60,558	56,242
Reserve for obsolescence	(4,005)	(5,461)
Inventories, net	$56,553	$50,781

5. Property and Equipment
Property and equipment amounts as of December 31, 2025 and 2024 were as follows:

		December 31,
	Estimated Useful Lives	2025	2024
		(in thousands)
Operating equipment	1 to 12 years	$321,177	$315,361
Autos and trucks	1 to 7 years	2,904	3,038
Furniture, fixtures, and equipment	1 to 12 years	2,328	2,452
Shop equipment	3 to 15 years	11,639	11,427
Buildings	7 to 39 years	4,775	4,687
Leasehold improvements	3 to 11 years	4,283	4,457
Land	indefinite	3,219	3,202
		350,325	344,624
Less: Accumulated depreciation		(286,059)	(274,106)
Property and equipment, net		$64,266	$70,518
Depreciation expense was $23.2 million and $25.6 million for the years ended December 31, 2025 and 2024, respectively.
Capital expenditures was $17.8 million and $14.6 million for years ended December 31, 2025 and 2024, respectively.
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
Operating Leases
As a lessee, the Company’s operating lease portfolio primarily consists of operating leases for equipment, vehicles, office space, yard facilities, and employee housing. Operating lease ROU assets and operating lease obligations are recognized based on the present value of the future minimum lease payments at commencement date. As most of the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the lease information available at the commencement date in determining the present value of future payments. The incremental borrowing rate utilized is based upon the interest rate associated with the Company’s Prepetition ABL Facility (as defined in Note 9 – Debt Obligations) which is utilized to fund its working capital needs and planned capital expenditures. The Company’s leases have remaining terms of one to ten years and may include options to extend or terminate the lease. The operating lease ROU assets also include any upfront lease payments made and exclude lease incentives and initial direct costs incurred.
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
Additional Information
The following table summarizes the components of the Company’s lease expense recognized for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease expense
Operating lease right of use assets	$15,212	$13,256
Operating lease non right of use assets	4,750	2,856
Total operating lease expense	$19,962	$16,112

Finance lease expense
Depreciation of right of use assets	$15	$26
Interest on lease obligations	16	27
Total finance lease expense	$31	$53
Operating lease expense is included in the line items “Cost of revenues” and “General and administrative expenses”, depending on the nature of the lease, in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024.
Supplemental information related to leases was as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Operating leases
Weighted average remaining lease term in years	2.8	3.6
Weighted average discount rate	6.4%	6.0%

Finance leases
Weighted average remaining lease term in years	0.3	0.7
Weighted average discount rate	82.5%	91.7%

Supplemental balance sheet information related to leases was as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Operating lease right of use assets
Operating lease right of use assets, gross	$78,567	$70,226
Less: Accumulated amortization	(44,462)	(32,974)
Operating lease right of use assets, net	$34,105	$37,252

Operating lease obligations
Current portion of operating lease obligations	$13,409	$11,216
Long-term operating lease obligations	21,352	26,710
Total operating lease obligations	$34,761	$37,926

Finance lease right of use assets
Finance lease right of use assets, gross	$26	$39
Less: Accumulated depreciation	(10)	(10)
Finance lease right of use assets, net	$16	$29

Finance lease obligations
Current portion of finance lease obligations	$6	$21
Long-term finance lease obligations	—	—
Total finance lease obligations	$6	$21
Future annual minimum lease payments as of December 31, 2025 were as follows:

	Operating Lease Right of Use Obligations	Finance Leases	Total
	(in thousands)
2026	$15,148	$7	$15,155
2027	12,233	—	12,233
2028	7,839	—	7,839
2029	2,229	—	2,229
2030	314	—	314
Thereafter	65	—	65
Total lease payments	$37,828	$7	$37,835
Less: present value discount	(3,067)	(1)	(3,068)
Present value of lease obligations	$34,761	$6	$34,767

Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows from operating leases	$15,130	$13,080
Operating cash flows from finance leases	$15	$26
Financing cash flows from finance leases	$33	$49

Right of use assets obtained in exchange for lease obligations:
Operating leases	$9,834	$6,307
Finance leases	$26	$39
7. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(58,178)	$5,092	1.8
Technology	125,110	(62,139)	62,971	7.8
Total	$188,380	$(120,317)	$68,063

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(55,400)	$7,870	2.8
Technology	125,110	(53,734)	71,376	8.8
Total	$188,380	$(109,134)	$79,246
Amortization of Intangibles
Amortization of intangibles was $11.2 million for both the years ended December 31, 2025 and 2024.
Future estimated amortization of intangibles is as follows:

Year Ending December 31,	(in thousands)
2026	$11,082
2027	10,315
2028	8,000
2029	8,000
2030	8,000
Thereafter	22,666
$68,063

8. Accrued Expenses
Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued interest	$16,775	$16,960
Accrued compensation and benefits	5,021	6,287
Accrued bonus	1,853	1,016
Accrued legal fees and settlements	418	256
Other accrued expenses	3,697	6,157
Accrued expenses	$27,764	$30,676
9. Debt Obligations
The Company’s debt obligations as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(in thousands)
2028 Notes	$300,000	$300,000
Prepetition ABL Facility	63,311	—
2018 ABL Credit Facility	—	47,000
Short-term debt (1)	6,310	3,580
Total debt before deferred financing costs	$369,621	$350,580
Deferred financing costs	(21,739)	(29,736)
Total debt	$347,882	$320,844
Less: Current portion of long-term debt	(6,310)	(3,580)
Long-term debt	$341,572	$317,264
(1)    The weighted average interest rate of short-term debt outstanding at December 31, 2025 and 2024, respectively, was 7.2% and 7.9%.
Units Offering and 2028 Notes
Units
On January 30, 2023, the Company completed its public offering of 300,000 units with an aggregate stated amount of $300.0 million (the “Units”). Each Unit consisted of $1,000 principal amount of the Company’s 2028 Notes and five shares of common stock of the Company. The Company received proceeds of $279.8 million from the Units offering, after deducting underwriting discounts and commission, which was used to fund a portion of the redemption price of previously issued debt. These proceeds were allocated to the 2028 Notes and the common stock based on their relative fair value at the time of issuance. Each Unit separated into its constituent securities (the 2028 Notes and shares of common stock) automatically on October 27, 2023.
In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs are direct deductions from the carrying amount of the 2028 Notes and are being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. The unamortized portion of these deferred financing costs was $21.7 million at December 31, 2025.
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
Prior to February 1, 2026, the Company was permitted to redeem, on any one or more occasions, all or a part of the 2028 Notes at a redemption price equal to 100.0% of the principal amount of the 2028 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, prior to February 1, 2026, the Company was permitted to redeem, from time to time, up to 35.0% of the aggregate principal amount of the 2028 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 113.0% of the principal amount of the 2028 Notes redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption, provided that at least 65.0% of the aggregate principal amount of the 2028 Notes originally issued under the 2028 Notes Indenture on January 30, 2023 remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. Also, prior to February 1, 2026, the Company was permitted to redeem during each 12-month period beginning on January 30, 2023, up to 10% of the aggregate principal amount of the 2028 Notes outstanding at a redemption price equal to 103.0% of the aggregate principal amount of the 2028 Notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
The 2028 Notes Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, limit the Company’s ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions of capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities, (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; or (x) consolidate, merge, or sell all or substantially all of its assets. The Company was in compliance with the provision of the 2028 Notes Indenture at December 31, 2025.
Upon an event of default, the trustee of the 2028 Notes or the holders of at least 25% in aggregate principal amount of then outstanding 2028 Notes may declare the 2028 Notes immediately due and payable, except that a default resulting from certain events of bankruptcy or insolvency with respect to the Company, any significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, such as the Chapter 11 Cases, will automatically cause all outstanding 2028 Notes to become due and payable. Although the 2028 Notes became due and payable as a result of the Chapter 11 Cases, any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases, and the noteholders’ rights of enforcement in respect of the 2028 Notes are subject to the applicable provisions of the Bankruptcy Code.
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
The 2018 ABL Credit Agreement, as amended by the 2018 ABL Facility Amendments (the “Amended 2018 ABL Credit Agreement”), contained customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions), and transactions with affiliates. In addition, the Amended 2018 ABL Credit Agreement contained a financial covenant requiring a minimum fixed charge ratio of 1.00 to 1.00 that was tested quarterly when (a) the availability under the 2018 ABL Credit Facility drops below (i) at any time on or before May 31, 2023, $12.5 million and (ii) at any time thereafter, the greater of $17.5 million and 12.5% of the Loan Limit or (b) a default has occurred. This financial covenant applied until the availability exceeded the applicable threshold for 30 consecutive days and no default was ongoing.
Pursuant to the Amended 2018 ABL Credit Agreement, all of the obligations under the 2018 ABL Credit Facility were secured by security interests (subject to permitted liens) in substantially all of the personal property of U.S. Credit Parties, excluding certain assets. The obligations under the Canadian tranche were further secured by security interests (subject to permitted liens) in substantially all of the personal property of Canadian Credit Parties, excluding certain assets.
As further described below, on May 1, 2025, the Company repaid all borrowings outstanding under the 2018 ABL Credit Facility and terminated the Amended 2018 ABL Credit Agreement.

Prepetition ABL Facility
On May 1, 2025, the Company entered into the Prepetition ABL Loan and Security Agreement with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto. The Prepetition ABL Loan and Security Agreement provides for an asset-based revolving credit facility (the “Prepetition ABL Facility”) with lender commitments of $125.0 million (the “Prepetition Maximum Revolving Facility Amount”) and a sub-limit of $5.0 million for letters of credit, which will mature on the earlier of (i) May 1, 2028 and (ii) the date that is 91 days prior to the maturity date of the 2028 Notes. The outstanding balance of the borrowings under the Prepetition ABL Facility may not exceed in the aggregate at any time the lesser of (a) the Prepetition Maximum Revolving Facility Amount reduced by certain customary reserves and (b) the borrowing base, which is calculated on the basis of eligible accounts and inventory. The Prepetition Maximum Revolving Facility Amount could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases not to exceed $50.0 million. Borrowings under the Prepetition ABL Facility bear interest at a per annum rate equal to the term-specific Secured Overnight Financing Rate (“SOFR”) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00% to 4.50%, depending on the Company’s fixed charge coverage ratio.
On May 1, 2025, the Company borrowed approximately $48.9 million under the Prepetition ABL Facility and used such proceeds to repay all borrowings outstanding under the 2018 ABL Credit Facility and pay fees and expenses associated with the entry into the Prepetition ABL Loan and Security Agreement. The Prepetition ABL Facility refinanced and replaced the 2018 ABL Credit Facility.
The Prepetition ABL Loan and Security Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the Prepetition ABL Loan and Security Agreement contains a financial covenant requiring a minimum fixed charge ratio of 1.10 to 1.00 that is tested quarterly when the availability under the Prepetition ABL Facility is less than $10.0 million. This financial covenant applies until the availability exceeds such threshold for 30 consecutive days. The Company was in compliance with all covenants contained in the Prepetition ABL Loan and Security Agreement at December 31, 2025.
The Company’s obligations under the Prepetition ABL Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and all of its current domestic and Canadian subsidiaries.
At December 31, 2025, the Company had $63.3 million outstanding borrowings under the Prepetition ABL Facility, and its availability under the Prepetition ABL Facility was approximately $21.0 million. On January 27, 2026, the Company borrowed an additional $3.0 million under the Prepetition ABL Facility.
DIP ABL Facility
On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility and the Company Parties entered into the DIP Loan and Security Agreement with the DIP Agent and the DIP Lenders, which provides the Company Parties with a senior secured super-priority-asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount (the “DIP Maximum Revolving Facility Amount”) of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement (which totaled approximately $67.3 million as of February 3, 2026). A portion of the DIP ABL Facility, not in excess of $5.0 million is available for the issuance of standby letters of credit. Subsequent to February 3, 2026, the Company borrowed an additional $12.1 million under the DIP ABL Facility.
Borrowings under the DIP ABL Facility are subject to a borrowing base. The outstanding balance of the borrowings under the DIP ABL Facility may not exceed in the aggregate at any time the lesser of (i) the DIP Maximum Revolving Facility Amount reduced by certain customary reserves and (ii) the borrowing base, which is calculated on the basis of eligible accounts and inventory. In particular, the borrowing base is equal to: (a) 92.5% of the aggregate amount of eligible U.S. and Canadian billed accounts receivable, plus (b) the lesser of (x) 85% of the aggregate amount of eligible U.S. and Canadian unbilled accounts receivable and (y) $6 million, plus (c) the lesser of (x) 50% of the aggregate amount of eligible billed non-U.S. and non-Canadian accounts receivable and (y) $3 million, plus (d) the lower of cost or market value of eligible inventory, multiplied by the lesser of (x) 70% and (y) 85% of the appraised net orderly liquidation value divided by the book value in respect of such inventory, and, in the case of inventory constituting raw materials, not to exceed a maximum sublimit of $1 million, plus (e) the lesser of (x) $10 million and (y) an amount equal to 10% of the borrowing base, minus (f) the aggregate amount of reserves, if any, established by the DIP Agent.

Borrowings under the DIP ABL Facility bear interest at a per annum rate equal to the term-specific SOFR for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00%.
The maturity date of the DIP ABL Facility is the earlier of the Plan Effective Date and 120 days after the Petition Date, subject to earlier termination upon the occurrence of certain events specified in the DIP Loan and Security Agreement. The proceeds of the DIP ABL Facility are used for (i) working capital and corporate purposes of the Company Parties, (ii) bankruptcy-related costs and expenses in respect of the Chapter 11 Cases, (iii) costs and expenses related to the DIP ABL Facility, and (iv) refinancing of obligations under the Prepetition ABL Loan and Security Agreement.
The DIP Loan and Security Agreement contains certain representations and warranties, events of default, and various affirmative and negative covenants that are customary for debtor-in-possession loan agreements of this type, including limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the DIP Loan and Security Agreement contains certain financial covenants, including a minimum excess availability of not less than $5.0 million.
The Company’s obligations under the DIP ABL Facility are secured by a first-priority security interest in substantially all tangible and intangible assets of the Company and all of its current domestic and Canadian subsidiaries, subject to, among other things, customary bankruptcy-related exceptions including certain carve-outs for administrative and professional fee payments arising in connection with the Chapter 11 Cases.
At March 2, 2026, the Company had $82.6 million outstanding borrowings under the DIP ABL Facility, and its availability under the DIP ABL Facility was approximately $5.5 million.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $6.3 million and $3.6 million at December 31, 2025 and 2024, respectively.
Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
	(in thousands)
2028 Notes	$91,010	$197,283
Prepetition ABL Facility	$63,311	$—
2018 ABL Credit Facility	$—	$47,000
Short-term debt	$6,310	$3,580
The fair value of the 2028 Notes, Prepetition ABL Facility, 2018 ABL Credit Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the Prepetition ABL Facility, 2018 ABL Credit Facility, and short-term debt approximates their carrying value.
10. Defined Contribution Plans
Background
The Company sponsors a defined contribution plan, the Nine Energy Service 401(k) Plan (the “Nine Plan”), under Section 401(k) of the Internal Revenue Code of 1986, as amended, for all qualified employees.
During the year ended December 31, 2025, the Company did not match employee contributions.
For the year ended December 31, 2024, employee contributions were matched by the Company at 100% of the first 3% and 50% of the remaining up to 5% of the participant’s eligible compensation.
Contributions
For the year ended December 31, 2025, the Company made no employer contributions under the Nine Plan.

For the year ended December 31, 2024, the Company made contributions of $2.1 million under the Nine Plan.
11. Stock-based Compensation
Stock Options
Information about stock option activity during the years ended December 31, 2025 and 2024 was as follows:

2025 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	483,934	$33.32	1.4	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(264,054)	37.18	—	—
Total outstanding	219,880	$28.69	1.1	$—
Options exercisable	219,880	$28.69	1.1	$—

2024 Activity	Number of Shares in Underlying Options	Weighted Average Exercise Price	Remaining Weighted Average Contractual Life in Years	Intrinsic Value
				(in thousands)
Beginning balance	535,491	$34.51	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(51,557)	45.67	—	—
Total outstanding	483,934	$33.32	1.4	$—
Options exercisable	483,934	$33.32	1.4	$—
The intrinsic value at December 31, 2025 and 2024 is the amount by which the fair value of the underlying share exceeds the exercise price of an option as of December 31, 2025 and 2024, respectively.
The Company granted no options in 2025 and 2024.
There was no compensation expense recorded for the years ended December 31, 2025 and 2024. As of December 31, 2025, there is no remaining compensation expense related to options for the Company to expense. Future stock option grants will result in additional compensation expense.

Restricted Stock
Information about restricted stock activity during the years ended December 31, 2025 and 2024 was as follows:

2025 Activity	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	2,244,029	$2.40
Granted	1,066,261	0.70
Vested	(1,201,425)	2.42
Forfeited	(88,565)	1.23
Nonvested at December 31, 2025	2,020,300	$1.54

2024 Activity	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,474,544	$2.92
Granted	1,658,780	2.08
Vested	(874,133)	2.67
Forfeited	(15,162)	2.66
Nonvested at December 31, 2024	2,244,029	$2.40
The total amount of compensation expense recorded related to the restricted stock was approximately $2.2 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company expects to record compensation expense related to restricted stock of approximately $1.9 million over the remaining term of approximately 1.5 years. Future restricted stock grants would result in additional compensation expense.
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
Under the relevant liability accounting, the Level 3 fair value of the unvested PCAs is remeasured at the end of each reporting period and was approximately $0.0 million and $0.9 million at December 31, 2025 and 2024, respectively.
The following information is related to the Company’s May 2023 grant of PCAs at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Volatility for remeasurement	129.57%	86.35%
Risk-free rate	4.03%	4.15%

The following information is related to the Company’s May 2022 grant of PCAs at December 31, 2024 as they had finished their term at December 31, 2025.

December 31, 2024
Volatility for remeasurement	109.01%
Risk-free rate	4.28%
Income related to performance cash was $0.6 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $0.0 million of remaining compensation expense related to performance cash for the Company to expense. Future PCA grants will result in additional compensation expense.
12. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when they are either known or considered probable and can be reasonably estimated. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation. As of December 31, 2025 and 2024, the Company recorded a $0.4 million and a $0.3 million accrual, respectively, for liabilities related to legal matters, which is included under the caption “Accrued expenses” in its Consolidated Balance Sheets.
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
On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $2.4 million letter of credit representing the judgment amount and accrued royalties from the judgment date through December 31, 2025. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $2.0 million and $1.5 million at December 31, 2025 and 2024, respectively, and is included under the caption “Accrued expenses” on the Company’s Consolidated Balance Sheets.
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
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) for the years ended December 31, 2025 and 2024 was as follows:

Frac Tech
(in thousands)
Balance at December 31, 2023	$1,219
Payments	(604)
Revaluation adjustments	104
Balance at December 31, 2024	$719
Payments	(748)
Revaluation adjustments	217
Balance at December 31, 2025	$188
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor (ranging from 3.9% to 4.0%), and a credit-adjusted rate (ranging from 11.7% to 11.8%). Contingent liabilities include $0.2 million and $0.6 million reported in “Accrued expenses” at December 31, 2025 and 2024, respectively, and $0.0 million and $0.1 million reported in “Other long-term liabilities” at December 31, 2025 and 2024, respectively, in the Company’s Consolidated Balance Sheets. The impact of the revaluation adjustments is included in “Income (loss) from operations” in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
13. Taxes
Income before taxes subject to U.S. and foreign income taxes for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
United States	$(50,797)	$(40,434)
Foreign	(696)	(450)
	$(51,493)	$(40,884)

The components of the provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current
U.S. federal	$(499)	$(69)
U.S. state	343	219
Foreign	(15)	48
Total current provision (benefit)	$(171)	$198
Deferred
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—
Total deferred provision (benefit)	—	—
Total provision (benefit) for income taxes	$(171)	$198
The provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 differed from the provision (benefit) calculated using the applicable statutory federal income tax rate as follows:

	Year Ended December 31,
	2025		2024
	(in thousands, except for percentages)
U.S. federal statutory tax rate	$(10,813)	21.0%	$(8,586)	21.0%
State and local income tax, net of federal income tax effects (1)	271	(0.5)%	274	(0.7)%
Foreign tax effects (2)	131	(0.3)%	142	(0.3)%
Effect of cross-border tax laws (3)	30	(0.1)%	47	(0.1)%
Valuation allowances	8,064	(15.7)%	7,800	(19.1)%
Nontaxable or nondeductible items
Non-cash compensation	1,179	(2.3)%	(36)	0.1%
Disallowed executive compensation	897	(1.7)%	160	(0.4)%
Meals and entertainment	577	(1.1)%	574	(1.4)%
Other	1	—%	1	—%
Changes in unrecognized tax benefits	—	—%	(170)	0.4%
Other adjustments	(508)	1.0%	(8)	—%
Effective tax rate	$(171)	0.3%	$198	(0.5)%
(1)     State taxes in Texas contributed to the majority of the tax effect in this category.
(2)     Foreign valuation allowance and currency translation adjustments contributed to the majority of the tax effect in this category.
(3)     Global intangible low-taxed income contributed to the majority of the tax effect in this category.

The tax effects of the cumulative temporary differences resulting in the net deferred tax assets (liabilities) at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred income tax assets:
Inventories	$1,343	$1,727
Goodwill and intangible assets	52,776	59,790
Deferred tax benefit from net losses	103,659	92,190
Stock-based compensation and cash award expense	1,383	2,601
Tax credit carryforwards	640	646
Accrued expenses	841	736
Interest carryover	28,061	27,075
Lease liability	7,712	8,348
Other	1,888	581
Total deferred income tax assets	198,303	193,694
Less: Valuation allowance	(184,062)	(174,853)
Net deferred income tax assets	$14,241	$18,841
Deferred income tax liabilities:
Property and equipment	$(6,679)	$(10,641)
ROU asset	(7,562)	(8,200)
Total deferred income tax liabilities	(14,241)	(18,841)
Net deferred income tax assets (liabilities)	$—	$—
As of December 31, 2025, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $566.3 million. The federal NOLs related to tax years 2017 and prior can be used for a 20-year period and, if unused, will begin to expire in 2034. The state NOLs can be used from 7 to 20 years and vary by state. A small portion of state NOLs expired in 2025.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. The Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and prior to the expiration of its NOL and tax credit carryforwards. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to recent operating results, the Company continues to be in a three-year cumulative loss position for the year ended December 31, 2025. According to ASC 740, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable. As a result, the Company continues to record a valuation allowance against its U.S. domestic and Canadian deferred tax assets. The 2025 results include an increase in the Company’s valuation allowance of approximately $9.2 million. If the Company is able to generate sufficient taxable income in the future, and it becomes more likely than not that the Company will be able to fully utilize the net deferred tax assets on which a valuation allowance was recorded, the allowance will be released resulting in a tax benefit.
The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The earliest period the Company is subject to examination of federal income tax returns by the Internal Revenue Service is 2022. The state income tax returns and other state tax filings of the Company are subject to examination by the state taxing authorities for various periods, generally up to four years after they are filed.

The Company accounts for uncertain tax positions in accordance with guidance in ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amount of uncertain tax positions was as follows:

(in thousands)
Balance at December 31, 2023	$544
Change in prior year tax positions	(69)
Change in current year tax positions	—
Settlements with taxing authorities	(374)
Lapse of statute of limitations	(101)
Balance at December 31, 2024	$—
Change in prior year tax positions	—
Change in current year tax positions	—
Settlements with taxing authorities	—
Lapse of statute of limitations	—
Balance at December 31, 2025	$—
During 2024, the Company released its $0.5 million reserve for uncertain tax positions due to settlement of positions with taxing authorities and a lapse of statute of limitations on previously reserved uncertain tax positions.
The Company recognizes interest and penalties related to uncertain tax positions within the provision for income taxes in its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of December 31, 2025, no interest and penalties have been accrued.
The breakout of federal, state, and foreign income taxes paid, net of refunds received for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Income taxes paid, net of refunds received
Federal	$(1,184)	$—
Texas	335	460
Other state	—	(4)
Norway	—	69
Total income taxes paid, net of refunds received	$(849)	$525
14. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per share of common stock was computed as follows:

	Year Ended December 31, 2025
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(51,322)	40,917,960	$(1.25)
Unvested restricted stock	—	—	—
Diluted	$(51,322)	40,917,960	$(1.25)

	Year Ended December 31, 2024
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except for share and per share amounts)
Basic	$(41,082)	37,172,635	$(1.11)
Unvested restricted stock	—	—	—
Diluted	$(41,082)	37,172,635	$(1.11)
The diluted earnings (loss) per share calculation excludes all stock options and unvested restricted stock for the years ended December 31, 2025 and 2024 because their inclusion would be anti-dilutive given the Company was in a net loss position. The average number of securities that were excluded from diluted earnings (loss) per share that would potentially dilute earnings (loss) per share for the periods in which the Company experienced a net loss were as follows:

	2025	2024
Year ended December 31,	221,448	260,447
15. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.9 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. The Company also purchased $3.7 million and $3.0 million of products and services for the years ended December 31, 2025 and 2024, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to these entities associated with Mr. Crombie of $0.1 million and $0.3 million at December 31, 2025 and 2024, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $2.3 million and $4.5 million for the years ended December 31, 2025 and 2024, respectively. There were outstanding receivables due from Devon of $0.1 million and $0.3 million at December 31, 2025 and 2024, respectively.
The Company provides products and services to Crescent Energy Company (“Crescent”), where one of the Company’s directors serves as the Chief Operating Officer. The Company generated revenue from Crescent of $7.4 million and $4.3 million for the years ended December 31, 2025 and 2024, respectively. There were outstanding receivables due from Crescent of $0.3 million and $1.1 million at December 31, 2025 and 2024, respectively.
16. Segment Information
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

17. ATM Program
On November 6, 2023, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “ATM Agent”). Pursuant to the Equity Distribution Agreement, the Company was able to sell, from time to time, shares of common stock having an aggregate offering price of up to $30.0 million through the ATM Agent acting as the Company’s sales agent. The ATM Agent received a commission equal to 3.0% of the gross sale price of any shares sold under the Equity Distribution Agreement.
Under the Equity Distribution Agreement, the Company set the parameters for the sale of the shares thereunder, including the number of shares to be sold, the time period during which sales are requested to be made and any price below which sales may not be made. During the year ended December 31, 2025, no shares were sold under the Equity Distribution Agreement. During the year ended December 31, 2024, 5,380,164 shares were sold under the Equity Distribution Agreement, which generated net proceeds to the Company of $8.2 million after deducting commissions of $0.3 million. The Company may no longer sell any shares under the Equity Distribution Agreement.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment using the criteria established by COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report and which is included in Item 8 of Part II of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required in response to this Item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Annual Report, we will include the information called for by this Item in an amendment to this Annual Report that we will file not later than the end of such 120-day period.
Item 11.    Executive Compensation
The information required in response to this Item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Annual Report, we will include the information called for by this Item in an amendment to this Annual Report that we will file not later than the end of such 120-day period.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Annual Report, we will include the information called for by this Item in an amendment to this Annual Report that we will file not later than the end of such 120-day period.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Annual Report, we will include the information called for by this Item in an amendment to this Annual Report that we will file not later than the end of such 120-day period.
Item 14.    Principal Accountant Fees and Services
The information required in response to this Item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Annual Report, we will include the information called for by this Item in an amendment to this Annual Report that we will file not later than the end of such 120-day period.

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
3. Exhibits
The exhibits to this Annual Report required to be filed pursuant to Item 15(b) are listed below.

Exhibit Number	Description
2.1*	Amended Joint Prepackaged Plan of Reorganization of Nine Energy Service, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code.

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

10.2
Senior Secured Superpriority Asset-Based Debtor-In-Possession Loan and Security Agreement, dated as of February 3, 2026, by and among Nine Energy Service, Inc. and certain subsidiaries thereof, as a borrower or guarantor as provided therein, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Services, Inc.’s Current Report on Form 8-K filed on February 6, 2026).

10.3
Restructuring Support Agreement, dated as of February 1, 2026, by and among the Nine Energy Service, Inc. and certain subsidiaries thereof and the lenders and borrowers party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Services, Inc.’s Current Report on Form 8-K filed on February 2, 2026).

10.4+
Form of Indemnification Agreement between Nine Energy Service, Inc. and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed October 30, 2025).

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

10.7+	Second Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 8, 2023).

10.8+	Third Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 7, 2025).

10.9+
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

19.1	Nine Energy Service, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of Nine Energy Service, Inc.’s Annual Report on Form 10-K filed on March 6, 2025).

21.1*	List of Subsidiaries of Nine Energy Service, Inc.

22.1*	List of Subsidiary Guarantors and Affiliates Whose Securities Collateralize Securities of Nine Energy Service, Inc.

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97.1	Nine Energy Service, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 of Nine Energy Service, Inc.’s Annual Report on Form 10-K filed on March 8, 2024).

101*	Interactive Data Files.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

President and Chief Executive Officer
Date: March 4, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2026.

Signature	Title

/s/ Ann G. Fox	President, Chief Executive Officer, and Director (Principal Executive Officer)
Ann G. Fox

/s/ Guy Sirkes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Guy Sirkes

/s/ S. Brett Luz	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
S. Brett Luz

/s/ Scott E. Schwinger	Chairman of the Board
Scott E. Schwinger

/s/ Jerome D. Hall	Director
Jerome D. Hall

/s/ Julie A. Peffer	Director
Julie A. Peffer

/s/ Darryl K. Willis	Director
Darryl K. Willis