Form 10-K/A
period 2025-12-31
Nine Energy Service, Inc.
filed 2026-04-28
CIK 1532286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission File Number: 001-38347

Nine Energy Service, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0759121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Kirby Drive, Suite 200 Houston, TX	77019
(Address of principal executive offices)	(Zip Code)

(281) 730-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NINE	NYSE American

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒       No    ☐

The number of shares of the registrant’s common stock outstanding at April 27, 2026 was 13,949,990.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2026 (the “Original Filing Date”). The purpose of this Amendment is to provide the information required by Items 10 through 14 of Part III of Form 10-K, which was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.

This Amendment also amends Item 15 of Part IV of the Original Report to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Item 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are included in this Amendment.

Except as described above, no other changes have been made to the Original Report. The Original Report continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Filing Date other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

As used herein, the terms “Company,” “Nine,” “we,” “us” and “our” refer to Nine Energy Service, Inc., either individually or together with its subsidiaries, as the context requires.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Certain information about our directors, including their ages as of April 28, 2026, is set forth below. Each director holds his or her office until our next annual stockholder meeting and his or her successor has been elected and qualified or until his or her earlier death or resignation or removal from office.

Name	Age	Position	Independent	Director Since
J. Carney Hawks	51	Chairman of the Board	Yes	March 2026
Patrick J. Bartels	50	Director	Yes	March 2026
Alexander (Sandy) Esslemont	66	Director	Yes	March 2026
Ann G. Fox	49	President, Chief Executive Officer, Secretary and Director	No	July 2015
Jerome (Joey) D. Hall	60	Director	Yes	August 2025
Darryl K. Willis	57	Director	Yes	August 2018

J. Carney Hawks has served as the Chairman of the Company’s board of directors (the “Board”) and as a director of the Company since March 5, 2026. Mr. Hawks was a Founding Partner of Brigade Capital Management, a multi-billion-dollar asset management firm (“Brigade”), from its inception in 2007 until his retirement from Brigade in 2019. At Brigade, he was Head of Special Situations, sat on the firm’s Investment Committee and helped oversee many of the firm’s largest restructurings. Prior to Brigade, Mr. Hawks was a Managing Director at MacKay Shields in its High Yield Group.

Mr. Hawks currently serves on the board of directors of the following public companies in addition to the Company: Ferrellgas Partners, L.P. and WW International, Inc. (Nasdaq: WW). Mr. Hawks previously served as the Chairman of the board of directors and Chief Executive Officer of Hawks Acquisition Corp (formerly NYSE: HWKZ) from 2021 to 2023. In the past five years, he also served on the board of directors of the following public or then-public companies: Extraction Oil & Gas, Inc. (formerly Nasdaq: XOG) and Invacare Holdings Corporation (formerly NYSE: IVC). Mr. Hawks is on the Advisory Board to the McIntire School of Commerce at the University of Virginia where he earned a Bachelor of Science degree in Commerce with Distinction.

We believe that Mr. Hawks’ extensive experience with companies following their restructurings and his knowledge of the energy industry make him well qualified to serve as a director of the Company.

Patrick J. Bartels has served as a director of the Company since March 5, 2026. Mr. Bartels is the Managing Member of Redan Advisors Newco LLC, a firm that he founded in 2026 that provides fiduciary services, including board of director representation and strategic planning advisory services, for domestic and international public and private business entities, and before that, he served as the Managing Member of Redan Advisors LLC, a firm that he founded in 2018 that provides similar services. Prior to founding Redan Advisors LLC, Mr. Bartels served as a senior investor in complex financial restructurings and process-intensive situations in North America, Asia and Europe, and in a broad universe of industries, including serving as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities, from 2002 to 2018 and before that as a Research Analyst for high yield investments at Invesco Ltd. Mr. Bartels began his career at PricewaterhouseCoopers LLP, where he was a Certified Public Accountant.

Mr. Bartels currently serves on the board of directors of the following public or formerly public companies in addition to the Company: FAT Brands Inc. (formerly Nasdaq: FAT), Millrose Properties, Inc. (NYSE: MRP), Pyxus International, Inc. and Twin Hospitality Group Inc. (formerly Nasdaq: TWNP). In the past five years, Mr. Bartels also served on the board of directors of the following public or then-public companies: AgileThought, Inc. (formerly Nasdaq: AGIL), Arch Resources, Inc. (NYSE: ARCH), Douglas Elliman Inc. (NYSE: DOUG), Hexion Inc., Libbey Inc. (formerly NYSE American: LBY), Monitronics International, Inc., Marblegate Acquisition Corp. (formerly Nasdaq: GATE), Noble Corporation (formerly NYSE: NE), Trinity Place Holdings Inc. (formerly Nasdaq: TPHS) and View, Inc. (formerly Nasdaq: VIEW). Mr. Bartels holds a Bachelor of Science degree in Accounting and Finance from Bucknell University. He also holds the Chartered Financial Analyst designation.

We believe that Mr. Bartels’ expertise in investing, financial and accounting matters and experience on the board of directors of numerous public companies, including those in the energy industry and those involved in restructurings, make him well qualified to serve as a director of the Company.

Alexander (Sandy) Esslemont has served as a director of the Company since March 5, 2026. Mr. Esslemont has over 40 years of international oil and gas industry experience in petroleum technology, drilling operations and executive management. Most recently, he served as the President and Chief Executive Officer and as a director of Parker Drilling Company (now Parker Wellbore; formerly NYSE: PKD) (“Parker”), an international provider of contract drilling and drilling-related services as well as rental tools and services, from 2020 to March 2025, when he sold the company to Nabors Industries Inc. Prior to leading Parker, Mr. Esslemont held leadership positions at various companies in the oil and gas industry, including Chief Executive Officer of Abrado Wellbore Services, a company he co-founded, from 2012 until 2020; Chief Executive Officer and Chairman of SensorTran Inc., a venture-backed fiber optic sensing technology company, from 2009 to 2011 when it was acquired by a subsidiary of Halliburton Company; President, Western Hemisphere for Expro International, a U.K. oilfield services firm, from 2008 to 2009 when it was acquired; and Chief Executive Officer of Roxar, a Norwegian-based oilfield technology services company, from 2001 to 2009.

Mr. Esslemont holds a Bachelor of Science degree in Mechanical Engineering from Heriot-Watt University in Edinburgh, Scotland. Mr. Esslemont has been an active member of the Society of Petroleum Engineers. He has also served on the board of directors of the American Petroleum Institute and was a member of the National Petroleum Council.

We believe that Mr. Esslemont’s extensive leadership experience and industry background make him well qualified to serve as a director of the Company.

Ann G. Fox has served as the President and Chief Executive Officer and as a director of the Company since July 2015 and as the Secretary of the Company since March 2026. From February 2013 to July 2015, Ms. Fox served the Company as Chief Financial Officer and Vice President, Strategic Development. In addition, Ms. Fox served as the Interim Chief Financial Officer of the Company from September 2017 to December 2017 and from July 2015 through April 2017. Prior to joining the Company, Ms. Fox served in various positions with SCF Partners, a private equity firm specializing in investments in the energy services industry, from 2008 to 2013, becoming a Managing Director of SCF Partners in 2012. Prior to joining SCF Partners, Ms. Fox served in the United States Marine Corps. During her service, Ms. Fox worked with a small team embedded in the South of Iraq in order to ensure Iraqi Security Force combat operations were consistent with the application of US counterinsurgency tactics. Ms. Fox has also served as an Investment Banking Analyst for both Prudential Securities and Warburg Dillon Read in New York.

Ms. Fox holds a Bachelor of Science degree in Diplomacy and Security in World Affairs from Georgetown University’s Walsh School of Foreign Service and an M.B.A. from the Harvard Business School. Ms. Fox currently serves on the board of directors of Devon Energy Corporation (NYSE: DVN). She also serves on the board of directors of the American Petroleum Institute, the board of advisors for Rice University’s Baker Institute for Public Policy and the board of trustees of Groton School.

We believe that Ms. Fox’s extensive leadership and industry experience and deep knowledge of our business and our customers make her well qualified to serve as a director of the Company.

Jerome (Joey) D. Hall has served as a director of the Company since August 2, 2025. Mr. Hall is the Chief Operating Officer of Crescent Energy Company (NYSE: CRGY), an energy company with activities focused in the Eagle Ford, Permian and Uinta Basins and with minerals and royalty interests across premier U.S. oil and natural gas basins, a position he has held since June 2025. Previously, he served Pioneer Natural Resources Company (formerly NYSE: PXD), a large independent oil and gas exploration and production company that explored for, developed and produced oil, natural gas liquids and gas in the Midland Basin in West Texas, in a variety of leadership and operational roles from 1996 until its merger with Exxon Mobil Corporation in May 2024, including most recently as the Executive Vice President of Operations from 2019 to May 2024. During his multi-decade career at Pioneer Natural Resources Company, Mr. Hall held leadership roles overseeing development and operational strategy in multiple regions, including Alaska, the Eagle Ford and the Permian Basin.

Mr. Hall holds a Bachelor of Science degree in Mechanical Engineering from Texas Tech University, where he was recognized with the Distinguished Engineer award. He is an honorary inductee of both the Mechanical Engineering Academy and the Petroleum Engineering Academy and is a Registered Professional Engineer in the State of Texas.

We believe that Mr. Hall’s extensive leadership and industry experience makes him well qualified to serve as a director of the Company.

Darryl K. Willis has served as a director of the Company since August 9, 2018. Mr. Willis is the Corporate Vice President of the Energy & Resources Industry at Microsoft Corporation (Nasdaq: MSFT) (“Microsoft”), a technology company that creates platforms and tools powered by artificial intelligence. In this position, which he has held since 2019, he serves as Microsoft’s thought leader in the energy space and is responsible for driving digital transformation for organizations across the energy sector globally. Prior to joining Microsoft, Mr. Willis served as Vice President of Oil, Gas and Energy for Google Cloud at Google, Inc. in 2018 and 2019. From 1993 to 2017, he served in various technical, operational and management positions at BP p.l.c. (NYSE: BP), internationally and in the United States, including President and Chief Executive Officer for its Angola division from 2015 to 2017 and Senior Vice President and Deputy Head of Subsurface from 2012 to 2017.

Mr. Willis previously served on the board of directors of Dril-Quip, Inc. (formerly NYSE: DRQ). Mr. Willis holds a Bachelor of Science degree in Chemistry and Literature from Northwestern State University, a Master of Science degree in Geology and Geophysics from the University of New Orleans and a Master of Science degree in Business from Stanford University Graduate School of Business.

We believe Mr. Willis’ extensive leadership and technology experience, including within the energy industry, make him well qualified to serve as a director of the Company.

Executive Officers

Certain information about our executive officers, including their ages as of April 28, 2026, is set forth below.

Name	Age	Position
Ann G. Fox	49	President, Chief Executive Officer, Secretary and Director
David Crombie	52	Executive Vice President and Chief Operating Officer
Guy Sirkes	40	Executive Vice President and Chief Financial Officer

Ann G. Fox’s biographical information is set forth under “Directors” above.

David Crombie currently serves as the Company’s Executive Vice President and Chief Operating Officer and has served in such position since January 2019. Prior to serving in this position, Mr. Crombie served the Company as President, Completion Solutions and as an Executive Vice President of the Company from 2017 to 2019, and Mr. Crombie served as President, US Wireline and Cementing and was an Executive Vice President of the Company from 2013 to 2017. Mr. Crombie joined the Company from Crest Pumping Technologies, LLC, which he founded and guided to success as President. Before starting Crest Pumping Technologies, LLC, Mr. Crombie was Vice President of Operations and Sales for Pumpco Energy Services (“Pumpco”), a wholly owned subsidiary of Complete Production Services (now part of Superior Energy Services) from 2000 to 2012. At Pumpco, he oversaw stimulation and cementing services in prolific, unconventional plays throughout the continental United States. Prior to Pumpco, Mr. Crombie was employed by Halliburton Energy Services, Inc. from 1994 to 2000. Since 1994, Mr. Crombie has worked in both cementing and stimulation operations in the areas of domestic and international operations, including the Permian Basin, the Fort Worth Basin, Oklahoma, the Gulf of Mexico and Saudi Arabia.

Guy Sirkes currently serves as the Company’s Executive Vice President and Chief Financial Officer and has served in such position since November 2024. On April 20, 2026, Mr. Sirkes notified the Company of his decision to resign from his role at the Company, with such resignation to be effective as of May 11, 2026. Prior to serving as the Company’s Executive Vice President and Chief Financial Officer, Mr. Sirkes served the Company as Senior Vice President and Chief Financial Officer from 2020 to October 2024 and as Vice President of Strategic Development, where he was responsible for the Company’s M&A, strategic development and financial planning and analysis, in 2019 and 2020. Prior to joining the Company, Mr. Sirkes was an Executive Director with J.P. Morgan’s Oil & Gas Investment Banking group, where he worked from 2007 through 2019, spending time in both Houston, Texas and Sydney, Australia. During his time at J.P. Morgan, Mr. Sirkes was instrumental in executing equity, debt and M&A transactions, including Nine’s initial public offering, senior notes offerings and acquisition of Magnum Oil Tools International, LTD and related entities. Mr. Sirkes holds a Bachelor of Arts degree in Mathematical Economic Analysis from Rice University.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Chapter 11 Cases

On February 1, 2026, the Company and its domestic and Canadian subsidiaries (collectively with the Company, the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to implement a prepackaged chapter 11 plan of reorganization (the “Plan”). Ms. Fox and Messrs. Crombie and Sirkes were executive officers of the Company at the time the Chapter 11 Cases were filed and within two years prior to that.

On March 4, 2026, the Bankruptcy Court entered an order confirming the Plan, and on March 5, 2026 (the “Plan Effective Date”), the Plan became effective in accordance with its terms and the Company Parties emerged from bankruptcy. Pursuant to the Plan, as of the Plan Effective Date, the terms of the members of the Board expired and all such members (i.e., Ms. Fox, Messrs. Hall and Willis, Julie A. Peffer and Scott E. Schwinger) were deemed to have resigned from the Board, and Ms. Fox and Messrs. Bartels, Esslemont, Hall, Hawks and Willis were appointed or re-appointed, as applicable, to the Board.

Prior to filing the Chapter 11 Cases, on February 1, 2026, the Company Parties entered into a restructuring support agreement (the “Restructuring Support Agreement”) with an ad hoc group (collectively, the “Consenting Stakeholders”) of certain holders of the Company’s 13.000% Senior Secured Notes due 2028 (the “Consenting Noteholders”) and the lenders under the Loan and Security Agreement, dated as of May 1, 2025, by and among the Company and certain subsidiaries thereof, each as a borrower or guarantor, as applicable, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto. Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support the Plan. Also, pursuant to the Restructuring Support Agreement, the Company Parties and the Consenting Stakeholders agreed that the composition and identity of the Board subsequent to the Plan Effective Date would be determined by the Consenting Noteholders holding at least 50.01% of the aggregate outstanding principal amount of the Company’s 13.000% Senior Secured Notes due 2028 held by the Consenting Noteholders in their sole discretion.

Audit Committee

We have a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act and the NYSE American Company Guide. The members of the Audit Committee are Messrs. Bartels, Esslemont and Hawks, with Mr. Hawks serving as Chairman of the Audit Committee.

Each member of the Audit Committee is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the Board has determined that each member of the Audit Committee meets the independence standards set forth in Rule 10A-3 under the Exchange Act and in the NYSE American Company Guide that are applicable to members of audit committees. The Board has also determined that Messrs. Bartels and Hawks each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10 percent of our common stock to file reports with the SEC disclosing the amount and nature of their beneficial ownership of our common stock as well as changes in that ownership. Based solely on a review of such reports, we believe that, thus far in 2026, during 2025 and in prior years, all reports required by Section 16(a) of the Exchange Act were timely filed by our directors and executive officers and beneficial owners of more than 10% of our common stock, except as previously disclosed and except that Mr. Esselmont’s Initial Statement of Beneficial Ownership on Form 3 was not timely filed due to delays associated with obtaining his EDGAR Next filing credentials. Mr. Esselmont’s Form 3 was subsequently filed promptly upon receipt of such filing credentials to report his status as a Section 16 reporting person and his ownership of no shares of our common stock.

Code of Ethics

We have adopted a corporate code of business conduct and ethics that applies to our directors, executive officers and other employees and a financial code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. A copy of the corporate code of business conduct and ethics and a copy of the financial code of ethics are available free of charge on the Investors section of our website at https://investor.nineenergyservice.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the financial code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer by posting such information on the Investors section of our website at https://investor.nineenergyservice.com.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and other dispositions of the Company’s securities by our directors, officers and employees, a copy of which is filed as Exhibit 19.1 to the Original Report and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations as well as the applicable NYSE American listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws as well as the applicable NYSE American listing standards.

Item 11.	Executive Compensation

The tables and narrative disclosure below provide compensation disclosure that satisfies the requirements applicable to smaller reporting companies, as defined in Regulation S-K. As a smaller reporting company, we are required to provide a Summary Compensation Table, an Outstanding Equity Awards at Fiscal Year End Table, a Director Compensation Table and limited narrative disclosures.

Overview

In this section, we provide disclosure relating to the compensation of our Named Executive Officers (as defined below) during 2025. The tables and narrative disclosure below provide compensation information for the following named executive officers (collectively, our “Named Executive Officers”):

●	Ann G. Fox, President and Chief Executive Officer

●	David Crombie, Executive Vice President and Chief Operating Officer

●	Guy Sirkes, Executive Vice President and Chief Financial Officer

●	Theodore R. Moore, Executive Vice President, General Counsel and Secretary

The compensation of our Named Executive Officers consists of a base salary, annual cash bonus opportunities, long-term incentive compensation in the form of equity awards and other benefits, as described below. Our Named Executive Officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances in accordance with the terms of their employment agreements.

Role of Compensation Consultants in 2025 Compensation Decisions

The Nominating, Governance and Compensation Committee of the Board (the “Nominating, Governance and Compensation Committee”), in overseeing the compensation of our non-employee directors and our executive compensation program, employs several analytic tools and considers information from multiple resources. Subject to Board approval in certain circumstances, the Nominating, Governance and Compensation Committee has the sole authority to make final decisions with respect to our executive compensation program, and the Nominating, Governance and Compensation Committee is not obligated to utilize the input of other parties.

The Nominating, Governance and Compensation Committee has the authority to engage a compensation consultant at any time if the Nominating, Governance and Compensation Committee determines that it would be appropriate to consider the recommendations of an independent, outside source. During 2025, the Nominating, Governance and Compensation Committee continued its engagement of Pay Governance, an independent compensation consultant. Pay Governance reviewed both our executive compensation program and our non-executive director compensation program for 2025 and produced compensation reports for the Nominating, Governance and Compensation Committee over the course of 2025. These reports were utilized by the Nominating, Governance and Compensation Committee when making certain compensation decisions for the executives and the non-executive directors for 2025.

Pay Governance also provided the Nominating, Governance and Compensation Committee with recommendations and advice during the process of selecting an appropriate peer group for 2025 compensation purposes. The Nominating, Governance and Compensation Committee informed Pay Governance that its general criteria for selecting a peer group consisted of:

●	companies that are direct competitors for the same space, products and/or services;

●	companies that compete with us for the same executive talent;

●	companies in a similar Standard Industrial Classification (SIC) code or industry sector;

●	companies that are generally subject to the same market conditions (or, more specifically, oilfield services companies); and

●	companies that are tracked similarly or that are considered comparable investments by outside analysts.

The Nominating, Governance and Compensation Committee and Pay Governance determined that an appropriate peer group should consist of the following 12 peer companies that are most statistically related to us with a similar revenue size:

●	Cactus, Inc.

●	Forum Energy Technologies, Inc.

●	Helix Energy Solutions Group, Inc.

●	Liberty Energy, Inc.

●	NCS Multistage Holdings, Inc.

●	NPK International Inc. (f/k/a Newpark Resources, Inc.)

●	Oil States International, Inc.

●	ProPetro Holding Corp.

●	RPC, Inc.

●	Select Water Solutions, Inc.

●	Solaris Energy Infrastructure, Inc. (f/k/a Solaris Oilfield Infrastructure)

●	TETRA Technologies, Inc.

The above peer group is used by the Nominating, Governance and Compensation Committee for purposes of making decisions regarding base salaries, bonus targets and metrics and long-term incentive award benchmarking.

Stock Ownership Guidelines

We maintain stock ownership guidelines applicable to our senior executives, including our Named Executive Officers, and non-employee directors. The stock ownership guidelines are intended to encourage significant ownership of our common stock by the individuals covered by the policy and to align the personal interests of such covered persons with the interests of our stockholders.

Our stock ownership guidelines require that our senior executives, including our Named Executive Officers, and non-employee directors own a minimum number of shares of our common stock, as set forth in the table below, with the fixed number of shares generally determined by multiplying the person’s base salary or cash retainer by the applicable multiple and dividing by the last reported sale price of our common stock on the New York Stock Exchange (the “NYSE”) on March 6, 2019 (the date on which the guidelines were originally adopted).

Required Ownership:	Chief Executive Officer:	Lesser of 5 times annual base salary* and 140,050 shares
	Executive Vice Presidents:	Lesser of 3 times annual base salary* and 61,225 shares
	Senior Vice Presidents:	Lesser of 2 times annual base salary* and 32,800 shares
	Non-Employee Directors:	Lesser of 3 times annual cash retainer* and 9,000 shares

* Based on the last reported sale price of our common stock on the national securities exchange on which our common stock is then listed on the last day prior to the first trading day of each calendar year. Compliance with our stock ownership guidelines is reviewed annually, and the minimum shares expected to be held by each covered person is calculated on the first trading day of each calendar year.

Time to Meet Ownership Requirement:	Five years from the date appointed or elected to a participating position for any such appointment or election after January 12, 2024.

Restrictions on the Transfer of Shares Prior to Meeting Ownership Requirements:	Covered persons are prohibited from selling or otherwise transferring any of our common stock unless at the time of such sale or other transfer (and on a pro forma basis after giving effect to such sale or transfer), such covered person holds qualifying shares with an aggregate value or number that is at least equal to the requirements set forth above, subject to certain exceptions set forth in the stock ownership guidelines.

Common Stock that Counts Towards Requirement:	Generally, the following shares of common stock count towards the applicable ownership requirement: (i) shares owned directly (or beneficially by a family member or trust), (ii) shares subject to vested stock options or performance-based equity awards and (iii) shares subject to vested or unvested time-based restricted shares or restricted stock units.

Compliance with our stock ownership guidelines is reviewed annually. Taking into account the applicable time to meet the above ownership requirements, the minimum number of qualifying shares of our common stock held by each covered person will generally be calculated on the first trading day of the applicable calendar year based on the closing price of our common stock on the preceding trading day.

Clawback Policy

We have adopted a clawback policy effective as of November 3, 2023 that complies with the NYSE’s and NYSE American’s clawback rules promulgated under Section 10D of the Exchange Act and the rules promulgated thereunder. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the clawback policy requires that covered executives reimburse the Company, or forfeit, any excess incentive-based compensation received by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the clawback policy are current and former executive officers, as determined by the Nominating, Governance and Compensation Committee in accordance with Section 10D of the Exchange Act and the listing standards of the national securities exchange on which the Company’s securities are listed (currently NYSE American). Incentive-based compensation subject to the clawback policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results. The clawback policy will only apply to incentive-based compensation received on or after October 2, 2023.

Equity Award Grant Practices

The Company does not currently grant new awards of stock options, stock appreciation rights or similar option-like instruments. Accordingly, the Company does not have a specific policy or practice on the timing of such awards in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant such awards in the future, the Board and the Nominating, Governance and Compensation Committee will evaluate the appropriate steps to take in relation to the foregoing.

Summary Compensation Table

The following table summarizes the compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Ann G. Fox	2025	735,000	2,298,703	94,500	180,609	—	3,308,812
President and Chief Executive Officer	2024	726,923	91,875	612,860	577,160	13,800	2,022,618
David Crombie	2025	535,500	1,067,465	63,000	111,849	38,672	1,816,486
Executive Vice President and Chief Operating Officer	2024	529,616	56,897	316,878	310,274	23,636	1,237,301
Guy Sirkes	2025	462,000	913,313	35,700	90,821	—	1,501,834
Executive Vice President and Chief Financial Officer	2024	456,923	46,200	225,923	228,357	13,800	971,203
Theodore R. Moore	2025	430,500	991,166	35,000	84,629	—	1,541,295
Executive Vice President, General Counsel and Secretary	2024	425,770	43,050	221,959	221,397	13,800	925,976

(1)	For Ms. Fox, (a) $1,062,514 is attributable to time-based cash awards that vested and were earned in 2025 under the Stock Plan (as defined below) and (b) $1,236,189 is attributable to a cash retention bonus paid in 2025.

For Mr. Crombie, (a) $503,923 is attributable to time-based cash awards that vested and were earned in 2025 under the Stock Plan and (b) $563,542 is attributable to a cash retention bonus paid in 2025.

For Mr. Sirkes, (a) $404,828 is attributable to time-based cash awards that vested and were earned in 2025 under the Stock Plan and (b) $508,475 is attributable to a cash retention bonus paid in 2025.

For Mr. Moore, (a) $377,031 is attributable to time-based cash awards that vested and were earned in 2025 under the Stock Plan and (b) $614,135 is attributable to a cash retention bonus paid in 2025.

(2)	The amounts reflected in the “Stock Awards” column represent the grant date fair value of restricted stock awards granted to our Named Executive Officers pursuant to the Stock Plan. The amounts shown in this column were computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 11 to our consolidated financial statements in the Original Report for additional detail regarding the assumptions underlying the value of these awards.
(3)	The amounts reflected in the “Non-Equity Incentive Plan Compensation” column are attributable to amounts earned in 2025 under our quarterly cash incentive bonus program.
(4)	The “All Other Compensation” column includes costs for the Company to lease a vehicle for use by Mr. Crombie.

Narrative Disclosure to Summary Compensation Table

Base Salary

Ms. Fox’s and Messrs. Crombie’s, Sirkes’ and Moore’s annualized base salaries for 2025 were $735,000, $535,500, $462,000 and $430,500, respectively. Please see “Narrative Disclosure to Summary Compensation Table—Employment Agreements” below for more information regarding our Named Executive Officers’ Employment Agreements (as defined below) and “Additional Narrative Disclosure—Potential Payments upon Termination or Change in Control” below for more details regarding the severance benefits provided to our Named Executive Officers under the Employment Agreements.

Quarterly Cash Incentive Bonus Program

We maintain a quarterly cash incentive bonus program, pursuant to which our Named Executive Officers are eligible to receive performance-based bonuses based on the achievement of certain financial performance targets, as well as discretionary cash bonuses as determined by the Nominating, Governance and Compensation Committee.

Performance goals and related targets for the first, second and third quarters of 2025 were based on Adjusted EBITDA targets by service line and certain safety metrics. The performance goals for the first, second and third quarters were established on February 4, 2025, February 28, 2025 and July 11, 2025, respectively. No performance goals or targets were established for the fourth quarter, as the Named Executive Officers did not participate in the quarterly cash incentive bonus program during that period. On April 22, 2025 and July 23, 2025, it was determined that the relevant performance goals for the first and second quarters of fiscal year 2025, respectively, were achieved at varying levels by service line. The Named Executive Officers received no payments in respect of the third and fourth quarters of 2025.

As a result, the Nominating, Governance and Compensation Committee approved the payment of two quarterly bonuses for 2025 under the quarterly cash incentive bonus program. The aggregate quarterly bonus payments to our Named Executive Officers for 2025 are set forth in the table below.

Named Executive Officer	Total Quarterly Bonus Amount
Ann G. Fox	$180,609
David Crombie	$111,849
Guy Sirkes	$90,821
Theodore R. Moore	$84,629

Employment Agreements

All of our Named Executive Officers have entered into employment agreements with the Company and a subsidiary of the Company, Nine Energy Service, LLC (the “Employer”). Ms. Fox entered into an amended and restated employment agreement on August 28, 2018, and Messrs. Crombie and Moore entered into amended and restated employment agreements on November 20, 2018. Mr. Sirkes entered into an employment agreement on March 31, 2020 in connection with his promotion to Senior Vice President and Chief Financial Officer. We refer to the employment agreements herein collectively as the “Employment Agreements.”

The Employment Agreements provide for a three-year initial term with automatic renewals for additional one-year periods unless either the applicable Named Executive Officer or the Employer gives written notice of non-renewal at least 60 days prior to the expiration of the then-current initial term or renewal term.

The Employment Agreements provide for initial annualized base salaries and initial annual bonus opportunities under the Company’s cash incentive bonus program based on the achievement of certain performance targets established by the Board or the Nominating, Governance and Compensation Committee. Please see “Narrative Disclosure to Summary Compensation Table—Base Salary” and “Narrative Disclosure to Summary Compensation Table—Quarterly Cash Incentive Bonus Program” above for a discussion of our Named Executive Officers’ base salaries and the Company’s cash incentive bonus program, respectively. In addition, pursuant to the Employment Agreements, our Named Executive Officers are eligible to receive annual equity compensation awards pursuant to the Stock Plan on such terms and conditions as determined by the Board or a committee thereof. While employed under the Employment Agreements, the executives are eligible for certain additional benefits, including reimbursement of reasonable business expenses, paid vacation and participation in the Company’s benefit plans or programs.

The Employment Agreements provide for certain severance benefits upon a resignation by the applicable executive for “good reason” or upon a termination by the Employer without “cause.” Please see “Additional Narrative Disclosure—Potential Payments upon Termination or Change in Control” below for more details regarding the severance benefits provided to our Named Executive Officers under the Employment Agreements.

The Employment Agreements also contain certain restrictive covenants, including provisions that create restrictions, with certain limitations, on our Named Executive Officers competing with the Company and its affiliates, soliciting any customers, or soliciting or hiring Company employees or inducing them to terminate their employment. These restrictions are generally intended to apply during the term of our Named Executive Officers’ employment with the Company and for the one-year period following termination of employment.

The Stock Plan

The Nine Energy Service, Inc. 2011 Stock Incentive Plan (as amended and restated from time to time, the “Stock Plan”) is a long-term incentive plan pursuant to which awards, including stock options, stock appreciation rights, restricted stock, performance awards, restricted stock units, bonus stock, dividend equivalents, other stock-based awards and cash awards, may be granted to certain employees and other service providers of the Company and its subsidiaries. We grant equity-based awards and long-term cash-based awards to our employees (including our Named Executive Officers) and our non-employee directors pursuant to our Stock Plan in order to align their interests with those of our stockholders.

2025 Restricted Stock Awards

On May 8, 2025, our Named Executive Officers were granted time-based restricted stock awards, which were scheduled to vest in three substantially equal installments on the first three anniversaries of the grant date, subject to the continued service of the Named Executive Officer through each applicable vesting date. However, the unvested portions of the time-based restricted stock awards granted to our Named Executive Officers in 2023, 2024 and 2025 were forfeited without consideration in connection with the Company’s bankruptcy proceedings.

2025 Time-Based Cash Awards

On May 8, 2025, our Named Executive Officers were granted time-based cash awards, which were scheduled to vest in eight quarterly installments over a two-year period beginning on the grant date, subject to the continued service of the Named Executive Officer through each applicable vesting date. Two installments vested prior to November 2025, and the six remaining unvested installments were cancelled for no consideration in November 2025.

Retention Bonuses

In November 2025, the Company entered into retention bonus letters with each of our Named Executive Officers, pursuant to which our Named Executive Officers were granted retention cash awards under the Stock Plan (the “Retention Bonuses”) in the following amounts: $1,236,189 for Ms. Fox; $563,542 for Mr. Crombie; $508,475 for Mr. Sirkes; and $614,135 for Mr. Moore. The Retention Bonuses were paid to the Named Executive Officers on November 17, 2025. Each Named Executive Officer was required to repay the full after-tax value of the Retention Bonuses in the event that such Named Executive Officer’s employment was terminated under certain circumstances prior to a certain date set forth in the Named Executive Officer’s retention bonus letter. This repayment obligation is no longer applicable following the Company’s emergence from bankruptcy.

Other Compensation Elements

We offer participation in broad-based retirement, health and welfare plans to all of our employees. We currently maintain a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 401(k) plan, eligible employees, including our Named Executive Officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. See “Additional Narrative Disclosure—Retirement Benefits” for more information. In addition, minimal perquisites have historically been provided to our Named Executive Officers, including, for Mr. Crombie, reimbursement for the lease of a vehicle.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table reflects information regarding outstanding equity and equity-based awards held by our Named Executive Officers as of December 31, 2025.

			Option Awards				Stock Awards
Name	Award Type	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Ann G. Fox	Restricted Stock	5/8/2025	—	—	—	—	135,000	46,710
	Restricted Stock	5/7/2024	—	—	—	—	196,429	67,964
	Restricted Stock	5/9/2023	—	—	—	—	42,366	14,659
	Stock Option	3/20/2017	31,235	—	31.18	3/20/2027	—	—

David Crombie	Restricted Stock	5/8/2025	—	—	—	—	90,000	31,140
	Restricted Stock	5/7/2024	—	—	—	—	101,563	35,141
	Restricted Stock	5/9/2023	—	—	—	—	28,433	9,838
	Stock Option	3/20/2017	9,622	—	31.18	3/20/2027	—	—

Guy Sirkes	Restricted Stock	5/8/2025	—	—	—	—	51,000	17,646
	Restricted Stock	5/7/2024	—	—	—	—	72,411	25,054
	Restricted Stock	5/9/2023	—	—	—	—	16,033	5,547

Theodore R. Moore	Restricted Stock	5/8/2025	—	—	—	—	50,000	17,300
	Restricted Stock	5/7/2024	—	—	—	—	71,140	24,614
	Restricted Stock	5/9/2023	—	—	—	—	15,733	5,444
	Stock Options	3/20/2017	8,017	—	31.18	3/20/2027	—	—

(1)

The restricted stock awards reflected in this column remained outstanding on December 31, 2025. As discussed above, however, these awards were subsequently forfeited without consideration in connection with the Company’s bankruptcy proceedings. The restricted stock awards were subject to the applicable Named Executive Officer’s continued employment through each applicable vesting date and would have vested in accordance with the following time-based vesting conditions: (i) the restricted stock awards granted on May 8, 2025 would have vested in three equal installments on May 8 of each of 2026, 2027 and 2028; (ii) the restricted stock awards granted on May 7, 2024 would have vested in three equal installments, with the first installment having vested on May 7, 2025 and the remaining two installments would have vested on May 7 of each of 2026 and 2027; and (iii) the restricted stock awards granted on May 9, 2023 would have vested in three equal installments, with two installments having vested on each of May 9, 2024 and May 9, 2025 and the remaining installment would have vested on May 9, 2026.

(2)	The amounts in this column were calculated by multiplying the applicable number of shares of restricted stock held by our Named Executive Officers by $0.346, the closing price of our common stock on the NYSE on December 31, 2025.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We currently maintain a retirement plan intended to provide benefits under Section 401(k) of the Code where employees, including our Named Executive Officers, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. No matching contributions were paid to any Named Executive Officer during 2025.

Potential Payments upon Termination or Change in Control

The Employment Agreements provide for potential severance benefits in connection with certain terminations of employment. The Employment Agreements provide that, in the event a Named Executive Officer’s employment terminates by reason of his or her death or “disability” (as defined in “Additional Narrative Disclosure—Applicable Definitions” below), then, provided that the applicable executive (or, if applicable, his or her estate) timely executes and does not revoke a release in a form acceptable to the Employer and abides by the restrictive covenants included in his or her Employment Agreement, a prorated portion of the applicable executive’s outstanding equity-based awards will become immediately vested on the date of such termination (determined based on target performance for awards then subject to a performance condition). Outstanding stock options that have become vested as of the date of such termination (determined after giving effect to the foregoing sentence) will remain exercisable through the earlier of one year after the date of such termination or the original expiration date of such stock options.

The Employment Agreements also provide that, if a Named Executive Officer’s employment is terminated (i) by the Employer without “cause,” including upon the expiration of the then-existing initial term or renewal term, as applicable, as a result of the Employer’s non-renewal of the term of his or her Employment Agreement or (ii) by the applicable executive for “good reason” (each, a “Qualifying Termination”), then, provided that the applicable executive timely executes and does not revoke a release in a form acceptable to the Employer and abides by the restrictive covenants included in his or her Employment Agreement, the applicable executive will be eligible to receive:

●	a severance payment, payable in 12 substantially equal installments, in an aggregate amount equal to (i) two in the case of Ms. Fox, one and one-half in the case of Mr. Crombie and one in the case of Messrs. Sirkes and Moore (in each case, the “Severance Multiple”) multiplied by (ii) the sum of: (x) the applicable executive’s base salary for the year in which such termination occurs and (y) the applicable executive’s then-current target annual bonus;

●	a prorated annual bonus for the year in which such Qualifying Termination occurs, subject to achievement of the applicable performance criteria;

●	if the applicable executive elects COBRA continuation coverage, monthly reimbursement for the amount paid by the applicable executive to continue such coverage for up to 18 months following the date of such Qualifying Termination; and

●	accelerated vesting of all outstanding time-based equity awards held by the applicable executive on the date of such Qualifying Termination; provided, however, that equity awards subject to performance requirements will not accelerate and will remain outstanding and eligible to vest subject to the terms and conditions set forth in the applicable award agreement (outstanding stock options that have become vested as of the date of such Qualifying Termination (after giving effect to the foregoing) will remain exercisable through the earlier of the date that is one year after the date of such termination or the original expiration date of such stock options).

In the event a Named Executive Officer experiences a Qualifying Termination or his or her employment terminates by reason of his or her death or disability, in each case, within the 24-month period immediately following a “corporate change” (as defined in the Stock Plan), then the applicable executive will be eligible to receive the payments and benefits described above, except that: (i) the applicable executive’s Severance Multiple will be increased from two to three in the case of Ms. Fox, from one and one-half to two and one-half in the case of Mr. Crombie and from one to two in the case of Messrs. Sirkes and Moore; and (ii) all outstanding equity awards held by the applicable executive on the date of such Qualifying Termination will become immediately fully vested (determined based on target performance for awards then subject to performance requirements). Outstanding stock options that have become vested as of the date of such termination (determined after giving effect to the foregoing sentence) will remain exercisable through the earlier of one year after the date of such termination or the original expiration date of such stock options.

Applicable Definitions

The Employment Agreements provide that “cause” generally means that the applicable executive has: (i) engaged in gross negligence or willful misconduct in the performance of his or her duties; (ii) willfully breached any material provision of his or her Employment Agreement, any other written agreement between the Company and the applicable executive or any of the Company’s corporate policies or codes of conduct; (iii) willfully engaged in conduct that is injurious to the Company; or (iv) committed or been convicted of, pleaded no contest to or received deferred adjudication with respect to a felony or any crime or misdemeanor involving fraud, dishonesty or moral turpitude that results in material harm to the Company. In addition, the Employment Agreements provide that certain notice and cure provisions must be satisfied in order for a termination of employment for cause to be effective.

The Employment Agreements provide that “good reason” generally means: (i) a material diminution in the applicable executive’s base salary, other than as part of a decrease of up to 10% of the base salaries of all executive officers; (ii) the involuntary relocation of the applicable executive’s principal place of employment by more than 75 miles from his or her principal place of employment as of the effective date of his or her Employment Agreement; (iii) a material diminution in the applicable executive’s authority, duties or responsibilities, including a removal of the executive from the positions set forth in his or her Employment Agreement; (iv) the assignment of duties or responsibilities that are materially inconsistent with the authority, duties or responsibilities of the applicable executive’s responsibilities as set forth in his or her Employment Agreement; or (v) in the case of Ms. Fox, the Company’s failure to nominate her for re-election to the Board and to use reasonable efforts to have her re-elected in connection with any election of directors upon the expiration of Ms. Fox’s then-current term on the Board. In addition, the Employment Agreements provide that certain notice and cure provisions must be satisfied in order for a termination of employment for good reason to be effective.

Generally, a disability will exist under the Employment Agreements if the applicable executive is unable to perform his or her duties or fulfill his or her obligations under the applicable executive’s Employment Agreement by reason of any physical or mental impairment for a continuous period of not less than three months.

The Stock Plan generally provides that a “corporate change” will occur if: (i) the Company is not the surviving entity in any merger, consolidation or other business combination or reorganization (or survives only as a subsidiary); (ii) the Company sells, leases, or exchanges or agrees to sell, lease, or exchange substantially all of its assets to any other person or entity; (iii) the Company is to be dissolved and liquidated; (iv) any person or entity acquires or gains ownership or control (including, voting power) of more than 50% of the outstanding shares of the Company’s voting stock; or (v) as a result of or in connection with a contested election of directors of the Company, the persons who were directors of the Company before such election shall cease to constitute a majority of the Board.

Director Compensation

We maintain compensation guidelines for our non-employee directors (the “Non-Employee Director Compensation Guidelines”). Under the Non-Employee Director Compensation Guidelines, our non-employee directors are generally eligible to receive compensation for services they provide to us consisting of retainers and equity compensation as described below. Each non-employee director is also reimbursed for travel and miscellaneous expenses to attend meetings and activities of the Board or its committees.

Each non-employee director is eligible to receive the following for their service on the Board pursuant to the Non-Employee Director Compensation Guidelines:

●	A quarterly retainer of $18,750;

●	An additional quarterly retainer for the Chairman of the Board of $7,500 for the first quarter of 2025, which was increased to $20,000 for the second, third and fourth quarters of 2025;

●	An additional quarterly retainer of $5,000 for the non-employee director serving as the Chairman of the Audit Committee;

●	An additional quarterly retainer for the non-employee director serving as Chairman of the Nominating, Governance and Compensation Committee of $3,750, which was increased to $5,000 for the second, third and fourth quarters of 2025; and

●	An additional quarterly retainer of $1,875 per committee for each non-employee director serving on the Audit Committee and the Nominating, Governance and Compensation Committee not in the role of Chairman.

In addition to cash compensation, our non-employee directors are eligible to receive annual equity-based compensation consisting of restricted stock awards under the Stock Plan. On May 8, 2025 (or August 2, 2025, with respect to Mr. Hall), our non-employee directors were granted the following restricted stock awards: 35,000 restricted shares for each of Messrs. Burnett, Schwinger and Willis and Ms. Peffer; 8,750 restricted shares for Mr. Baldwin; and 26,250 restricted shares for Mr. Hall. The forfeiture restrictions applicable to the restricted stock awards generally lapse on the one-year anniversary of the date of grant of such awards. The award granted to Mr. Baldwin vested on August 1, 2025. The awards granted to Messrs. Burnett, Hall, Schwinger and Willis and Ms. Peffer would have vested on May 8, 2026. However, the unvested portions of the restricted stock awards granted to our non-employee directors in 2025 were forfeited without consideration in connection with the Company’s bankruptcy proceedings (or with respect to Mr. Burnett, in November 2025 upon his resignation from the Board). All restricted stock awards granted to our non-employee directors are subject to the terms and conditions of the Stock Plan and the applicable award agreements.

On May 8, 2025 (or August 2, 2025, with respect to Mr. Hall), our non-employee directors were granted cash awards in the following amounts: $125,000 for each of Messrs. Burnett, Schwinger and Willis and Ms. Peffer; $31,375 for Mr. Baldwin; and $94,125 for Mr. Hall. One-fourth of the cash award for Mr. Burnett vested on each of August 8, 2025 and November 8, 2025, with the remaining forfeited in November 2025 upon his resignation from the Board. One-fourth of the cash award for each of Messrs. Schwinger and Willis and Ms. Peffer vested on each of August 8, 2025, November 8, 2025, and December 22, 2025, with the remaining one-fourth forfeited for no consideration in connection with the Company’s bankruptcy proceedings. Mr. Baldwin’s cash award vested on August 1, 2025. One-third of Mr. Hall’s cash award vested on each of November 8, 2025 and December 22, 2025, with the remaining one-third forfeited for no consideration in connection with the Company’s bankruptcy proceedings. To the extent these awards, or any portion thereof, vested and were paid during 2025, they are reflected in the table below.

As previously disclosed in our Current Reports on Forms 8-K, Messrs. Danner, Harrell and Waite resigned from the Board effective as of the end of the day on February 28, 2025, Mr. Thomas resigned from the Board effective as of the end of the day on May 2, 2025, Mr. Baldwin resigned from the Board effective as of the end of the day on August 1, 2025, and Mr. Burnett resigned from the Board effective as of the end of the day on November 9, 2025. In connection with the resignations of Messrs. Danner, Harrell, Waite and Thomas, the Board approved the accelerated vesting of their outstanding restricted stock awards granted in 2024.

The following table summarizes the compensation provided to the non-employee directors of the Board for the fiscal year ended December 31, 2025. Ms. Fox, as an employee of the Company, does not receive compensation for her service on the Board. All compensation provided to Ms. Fox with respect to the 2025 year is reflected within the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Mark E. Baldwin(1)	78,875	6,125	85,000
Richard A. Burnett(1)	107,125	24,500	131,625
Ernie L. Danner(1)	26,250	—	26,250
Curtis F. Harrell(1)	22,500	—	22,500
Jerome (Joey) D. Hall	107,123	18,795	125,918
Julie A. Peffer	176,625	24,500	201,125
Scott E. Schwinger	243,500	24,500	268,000
Gary L. Thomas(1)	45,000	—	45,000
Andrew L. Waite(1)	18,750	—	18,750
Darryl K. Willis	187,875	24,500	212,375

(1)	Messrs. Danner, Harrell and Waite resigned from the Board effective as of the end of the day on February 28, 2025, Mr. Thomas resigned from the Board effective as of the end of the day on May 2, 2025, Mr. Baldwin resigned from the Board effective as of the end of the day on August 1, 2025, and Mr. Burnett resigned from the Board effective as of the end of the day on November 9, 2025.
(2)	Amounts reported in this column reflect annual cash retainer payments received by our non-employee directors for service on the Board. Messrs. Schwinger and Willis and Ms. Peffer received quarterly retainer payments for each quarter of the fiscal year ended December 31, 2025, while Messrs. Baldwin, Burnett, Danner, Hall, Harrell, Thomas and Waite received quarterly payments only for the portion of fiscal year 2025 during which they served as non-employee directors. The amounts reported in this column also include the portion of the cash awards granted to our non-employee directors that vested during fiscal year 2025, as described above.
(3)	The amounts reported in the “Stock Awards” column represent the grant date fair value of restricted stock awards granted to our non-employee directors in 2025, as computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements in the Original Report for additional detail regarding the assumptions underlying the value of these awards.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2026 (except as otherwise indicated) by (i) each person known to us to beneficially own more than 5% of our outstanding common stock (a “5% Stockholder”), (ii) each of our directors, (iii) each of our Named Executive Officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated and except to the extent this power may be shared with a spouse, we believe that all persons and entities listed in the table below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
5% Stockholders:
Philosophy Capital Management LLC(2)	2,551,128	18.3%
MacKay Shields LLC(3)	1,662,134	11.9%
NYLI MacKay High Yield Corporate Bond Fund(4)	1,404,300	10.1%
CastleKnight Master Fund LP(5)	1,157,943	8.3%
Directors and Named Executive Officers:
J. Carney Hawks	—	—
Patrick J. Bartels	—	—
Alexander (Sandy) Esslemont	—	—
Ann G. Fox	—	—
Jerome (Joey) D. Hall	—	—
Darryl K. Willis	—	—
David Crombie	—	—
Guy Sirkes	—	—
Theodore R. Moore	—	—
All directors and executive officers as a group (8 persons)	—	—

(1)	Based upon an aggregate of 13,949,990 shares of our common stock outstanding as of April 20, 2026.
(2)	Information is based on the Schedule 13G filed with the SEC on March 11, 2026 by Philosophy Capital Management LLC, Philosophy Capital Partners, LP and Jacob Rubin. As of March 5, 2026, Philosophy Capital Management LLC and Jacob Rubin have shared voting and dispositive power over 2,551,128 shares of our common stock and sole voting and dispositive power over no shares of our common stock, and Philosophy Capital Partners, LP has shared voting and dispositive power over 926,394 shares of our common stock and sole voting and dispositive power over no shares of our common stock. However, Philosophy Capital Partners, LP and certain other related entities have entered into a voting agreement with the Company that limits their voting power, which is summarized below under “—Voting Agreements.” Philosophy Capital Management LLC is the investment adviser and general partner of private investment funds, including Philosophy Capital Partners, LP, and the investment adviser to other clients. Mr. Rubin is the control person of Philosophy Capital Management LLC. Philosophy Capital Partners, LP holds shares of our common stock for the benefit of its investors and has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, shares of our common stock. Business address of Philosophy Capital Management LLC, Philosophy Capital Partners, LP and Jacob Rubin: 3201 Danville Boulevard, Suite 100, Alamo, California 94507.
(3)	Information is based on the Schedule 13G filed with the SEC on March 31, 2026 by MacKay Shields LLC and NYLI MacKay High Yield Corporate Bond Fund. As of March 5, 2026, MacKay Shields LLC has shared voting and dispositive power over 1,662,134 shares of our common stock and sole voting and dispositive power over no shares of our common stock. However, MacKay Shields LLC has entered into a voting agreement with the Company that limits its voting power, which is summarized below under “—Voting Agreements.” MacKay Shields LLC, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, is deemed to be the beneficial owner of such shares as a result of acting as investment adviser to various clients. Business address of MacKay Shields LLC: 299 Park Avenue, 32nd Floor, New York, New York 10171.

(4)	Information is based on the Schedule 13G filed with the SEC on March 31, 2026 by MacKay Shields LLC and NYLI MacKay High Yield Corporate Bond Fund. As of March 5, 2026, NYLI MacKay High Yield Corporate Bond Fund has shared voting and dispositive power over 1,404,300 shares of our common stock and sole voting and dispositive power over no shares of our common stock. However, MacKay Shields LLC has entered into a voting agreement with the Company that limits the voting power of such shares, which is summarized below under “—Voting Agreements.” NYLI MacKay High Yield Corporate Bond Fund, a registered investment company for which MacKay Shields acts as a sub investment adviser, may be deemed to beneficially own such shares. New York Life Investment Management LLC, an indirect wholly owned subsidiary of New York Life and an affiliate of MacKay Shields LLC, is the manager of the NYLI MacKay High Yield Corporate Bond Fund. Business address of NYLI MacKay High Yield Corporate Bond Fund: 299 Park Avenue, 32nd Floor, New York, New York 10171.
(5)	Information is based on the Schedule 13G filed with the SEC on April 9, 2026 by CastleKnight Master Fund LP, CastleKnight Fund GP LLC, CastleKnight Management LP, CastleKnight Management GP LLC, Weitman Capital LLC and Aaron Weitman (collectively, “CastleKnight”). As of March 31, 2026, CastleKnight has shared voting and dispositive power over 1,157,943 shares of our common stock and sole voting and dispositive power over no shares of our common stock. Business address of CastleKnight Master Fund LP: Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands. Business address of CastleKnight Fund GP LLC, CastleKnight Management LP, CastleKnight Management GP LLC, Weitman Capital LLC and Aaron Weitman: 888 Seventh Avenue, 24th Floor, New York, New York 10019.

Voting Agreements

On the Plan Effective Date, the Company entered into (i) a voting agreement (the “MacKay Voting Agreement”) with MacKay Shields LLC and (ii) a voting agreement (the “Philosophy Voting Agreement”) with Philosophy Distressed and Special Solutions Fund LP, Philosophy Capital Partners, LP, Star V Partners LLC, Blackwell Partners LLC – Series A and Cassini Partners, L.P. (collectively, “Philosophy”).

Pursuant to the MacKay Voting Agreement, MacKay Shields LLC agreed, on each matter brought to a vote at any annual or special meeting of the Company’s stockholders and in connection with any action proposed to be taken by consent of the Company’s stockholders in lieu of a meeting, to vote all shares of the Company’s voting securities that are beneficially owned by MacKay Shields LLC that exceed the Voting Cap Threshold (as defined below) (the “MacKay Excess Voting Securities”) in the same proportion as all other votes cast by the Company’s stockholders with respect to the applicable matter, without taking into account votes cast by MacKay Shields LLC. MacKay Shields LLC may vote any of the Company’s voting securities that are not MacKay Excess Voting Securities at MacKay Shields LLC’s discretion. The MacKay Voting Agreement will terminate by its terms when MacKay Shields LLC ceases to beneficially own more than 10% or more of the Company’s voting securities then outstanding.

Similarly, pursuant to the Philosophy Voting Agreement, Philosophy and any affiliate or affiliated fund thereof agreed, on each matter brought to a vote at any annual or special meeting of the Company’s stockholders and in connection with any action proposed to be taken by consent of the Company’s stockholders in lieu of a meeting, to vote all shares of the Company’s voting securities that are beneficially owned by Philosophy that, together with all voting securities that are beneficially owned by any affiliate or affiliated fund of Philosophy, exceed the Voting Cap Threshold (the “Philosophy Excess Voting Securities”) in the same proportion as all other votes cast by the Company’s stockholders with respect to the applicable matter, without taking into account votes cast by Philosophy or any affiliate or affiliated fund thereof. Philosophy and any affiliate or affiliated fund thereof may vote any of the Company’s voting securities that are not Philosophy Excess Voting Securities at their discretion. The Philosophy Voting Agreement will terminate by its terms when Philosophy and any affiliate or affiliated fund cease to beneficially own more than 10% or more of the Company’s voting securities then outstanding.

The “Voting Cap Threshold,” for both the MacKay Voting Agreement and the Philosophy Voting Agreement, is 10% of the total voting power of all outstanding voting securities of the Company with respect to the applicable matter as of the applicable record date, after giving effect to any other voting agreement between the Company and any of its stockholders. Also, for purposes of both the MacKay Voting Agreement and the Philosophy Voting Agreement, beneficial ownership is determined without giving effect to any voting agreement between the Company and any of its stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	219,880	$28.69	3,214,822
Equity compensation plans not approved by security holders	—	$—	—
Total	219,880	$28.69	3,214,822

(1)	This column reflects all shares of our common stock subject to outstanding options granted under the Stock Plan as of December 31, 2025.
(2)	The weighted average exercise price reflected in this column is calculated based solely on the exercise prices of outstanding options.
(3)	This column reflects the total number of shares of our common stock remaining available for issuance under the Stock Plan as of December 31, 2025, excluding the shares subject to outstanding awards reflected in column (a).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The Board has adopted a written policy (the “Policy”) that addresses our procedures with respect to the review, approval and ratification of transactions that would require disclosure under Item 404(a) of Regulation S-K (“Item 404(a)”). The Policy requires Audit Committee review and approval or ratification of any transaction that would require disclosure under Item 404(a), except that the Policy covers transactions with a lower dollar threshold ($100,000) than set forth in Item 404(a) (a “Related Person Transaction”).

In determining whether to approve or disapprove entry into a Related Person Transaction, the Policy provides that the Audit Committee will take into account, among other factors it deems appropriate, the following: (i) whether the Related Person Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, (ii) the extent of the related person’s interest in the Related Person Transaction and (iii) whether the Related Person Transaction is material to the Company. Under the Policy, “related person” has the same definition as set forth in Item 404(a). The Audit Committee has pre-approved any transaction with another company at which a related person’s only relationship is as a non-executive officer employee, director or beneficial owner of less than 10% of that company’s shares if the aggregate amount involved does not exceed the greater of $1.0 million or 2% of that company’s total annual revenues.

Pursuant to the Policy, a director should not participate in any discussion or approval of a Related Person Transaction for which he or she is a related person, except that the director should provide all material information concerning the Related Person Transaction to the Audit Committee.

Transactions with Related Persons

Item 404(a) requires the Company to disclose any transaction, since the beginning of January 1, 2024, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest, with certain exceptions set forth therein. Under Item 404(a), our directors and executive officers and 5% Stockholders, and any immediate family member of, and any person sharing the household with, the foregoing persons, are our related persons. Since January 1, 2024, to our knowledge, there have been no transactions requiring disclosure pursuant to Item 404(a), and there are no currently proposed transactions requiring disclosure pursuant to Item 404(a), except for the following:

●	The Company leases office space, yard facilities and equipment and purchases building maintenance and repair services from entities owned by Mr. Crombie, the Company’s Executive Vice President and Chief Operating Officer. Total lease expense and building maintenance and repair expense associated with these entities was $0.9 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

●	The Company provides products and services to Crescent Energy Company. Mr. Hall, one of the Company’s directors serves as the Chief Operating Officer of Crescent Energy Company. The Company generated revenue from Crescent Energy Company of $7.4 million and $4.3 million for the years ended December 31, 2025 and 2024, respectively.

Director Independence

The Board has undertaken a review of the independence of each director, based on the applicable rules and regulations of the SEC and NYSE American listing standards. After reviewing all relationships each director may have directly and indirectly with the Company and its management, the Board affirmatively determined that the non-employee directors (i.e., Messrs. Bartels, Esslemont, Hall, Hawks and Willis) have no relationships that would interfere with the exercise of independent judgement in carrying out the responsibilities of a director and are independent under the applicable NYSE American listing standards. In addition, the Board determined that each member of the Audit Committee and each member of the Nominating, Governance and Compensation Committee also satisfies the heightened independence standards for members of such committees set forth in the applicable rules and regulations of the SEC and NYSE American listing standards.

Previously, in 2025, the Board undertook a review of the independence of each person who served as a director at any point during such year, based on the applicable rules and regulations of the SEC and the listing standards of the NYSE (on which our common stock was then listed). After reviewing all potential relationships (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company) between each such director and the Company and its management, the Board affirmatively determined that, other than Ms. Fox, the persons who served as a director at any point during 2025 (i.e., Mark E. Baldwin, Richard (Ricky) A. Burnett, Ernie L. Danner, Jerome (Joey) D. Hall, Curtis F. Harrell, Julie A. Peffer, Scott E. Schwinger, Gary L. Thomas, Andrew Waite and Darryl K. Willis) had no material relationship with the Company and were independent under the applicable NYSE listing standards. In addition, the Board determined that each person who served on the Audit Committee at any point during 2025 and each person who served on the Nominating, Governance and Compensation Committee at any point during 2025 also satisfied the heightened independence standards for members of such committees set forth in the applicable rules and regulations of the SEC and NYSE listing standards.

Ms. Fox, our President, Chief Executive Officer and Secretary, is not considered to be independent under listing standards of either NYSE or NYSE American because of her employment with the Company. Ms. Fox does not serve on either the Audit Committee or the Nominating, Governance and Compensation Committee.

Item 14.	Principal Accountant Fees and Services

Audit and Other Fees

The table below sets forth the aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the last two fiscal years (in millions):

	2025	2024
Audit Fees(1)	$2.0	$2.2
Audit-Related Fees	—	—
Tax Fees(2)	0.1	0.1
All Other Fees	—	—
Total Fees	$2.1	$2.3

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for audit procedures performed with regard to the Company’s annual consolidated financial statements, including reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees for 2025 and 2024 primarily relate to tax consulting and compliance services.

Pre-Approval Policy

The Audit Committee or Chairman of the Audit Committee, as applicable, approved or pre-approved 100% of the services described in the table set forth above for the years ended December 31, 2025 and 2024. The Audit Committee has adopted a pre-approval policy under which the Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. In determining whether to pre-approve a service to be performed by the Company’s independent auditors, the Audit Committee or Chairman of the Audit Committee, as applicable, considers whether such service is consistent with applicable SEC and Public Company Accounting Oversight Board rules and guidance with respect to auditor independence.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) Documents Filed as Part of This Annual Report

1. Financial Statements

The following consolidated financial statements of the Company were previously filed as a part of the Original Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, or the required information is presented in the consolidated financial statements and related notes previously filed as part of the Original Report.

3. Exhibits

Exhibit Number	Description
2.1**	Amended Joint Prepackaged Plan of Reorganization of Nine Energy Service, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code.
3.1	Third Amended and Restated Certificate of Incorporation of Nine Energy Service, Inc., dated January 23, 2018 (Incorporated by reference to Exhibit 3.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on January 23, 2018).
3.2	Fourth Amended and Restated Bylaws of Nine Energy Service, Inc., dated January 23, 2018 (Incorporated by reference to Exhibit 3.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on January 23, 2018).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Nine Energy Service, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on May 24, 2017).
4.2	Second Amended and Restated Stockholders Agreement, dated as of February 28, 2017, by and among Nine Energy Service, Inc. and the parties thereto (Incorporated by reference to Exhibit 4.2 of Nine Energy Service, Inc.’s Amendment No. 2 to Registration Statement on Form S-1 filed on May 24, 2017).
4.3	First Amendment to Second Amended and Restated Stockholders Agreement, dated as of July 24, 2017, by and among Nine Energy Service, Inc. and the parties thereto (Incorporated by reference to Exhibit 4.3 of Nine Energy Service, Inc.’s Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 2017).
4.4	Registration Rights Agreement, dated as of October 25, 2018, by and among Nine Energy Service, Inc., the former owners of the equity interests of Magnum Oil Tools International, LTD, Magnum Oil Tools Canada Ltd. and Magnum Oil Tools GP, LLC and the other holders that may become party thereto from time to time (Incorporated by reference to Exhibit 4.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on October 26, 2018).

Exhibit Number	Description
4.5	Indenture, dated as of January 30, 2023, by and among Nine Energy Service, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (including Form of Note) (Incorporated by reference to Exhibit 4.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on February 1, 2023).
4.6	Description of Common Stock (Incorporated by reference to Exhibit 4.7 of Nine Energy Service, Inc.’s Annual Report on Form 10-K filed on March 10, 2020).
10.1	Loan and Security Agreement, dated as of May 1, 2025, by and among Nine Energy Service, Inc. and certain subsidiaries thereof, as a borrower or guarantor as provided therein, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 7, 2025).
10.2	Senior Secured Superpriority Asset-Based Debtor-In-Possession Loan and Security Agreement, dated as of February 3, 2026, by and among Nine Energy Service, Inc. and certain subsidiaries thereof, as a borrower or guarantor as provided therein, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Services, Inc.’s Current Report on Form 8-K filed on February 6, 2026).
10.3	Restructuring Support Agreement, dated as of February 1, 2026, by and among the Nine Energy Service, Inc. and certain subsidiaries thereof and the lenders and borrowers party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Services, Inc.’s Current Report on Form 8-K filed on February 2, 2026).
10.4+	Form of Indemnification Agreement between Nine Energy Service, Inc. and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed October 30, 2025).
10.5+	Nine Energy Service, Inc. 2011 Stock Incentive Plan, as amended and restated effective February 28, 2017 (Incorporated by reference to Exhibit 10.10 of Nine Energy Service, Inc.’s Registration Statement on Form S-1 filed on May 2, 2017).
10.6+	First Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 6, 2021).
10.7+	Second Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 8, 2023).
10.8+	Third Amendment to the Nine Energy Service, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 7, 2025).
10.9+	Form of Nine Energy Service, Inc. Restricted Stock Agreement for Executives (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2018).
10.10+	Form of Nine Energy Service, Inc. Nonstatutory Stock Option Agreement for Executives (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2018).
10.11+	Form of Nine Energy Service, Inc. Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2018).
10.12+	Form of Nine Energy Service, Inc. Nonstatutory Stock Option Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2018).

Exhibit Number	Description
10.13+	Form of Nine Energy Service, Inc. Cash Award Grant Notice and Form of Cash Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2022).
10.14+	Form of Nine Energy Service, Inc. Performance-Based Cash Award Grant Notice and Form of Performance-Based Cash Award Agreement (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2022).
10.15+	Form of Nine Energy Service, Inc. Time-based Cash Award Grant Notice and Form of Time-based Cash Award Agreement Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 6, 2024).
10.16+	Amended and Restated Employment Agreement, dated August 28, 2018, by and between Nine Energy Service, LLC and Ann G. Fox (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on August 30, 2018).
10.17+	Employment Agreement between Guy Sirkes and Nine Energy Service, LLC, dated as of March 31, 2020 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 31, 2020).
10.18+	Amended and Restated Employment Agreement between David Crombie and Nine Energy Service, LLC, dated as of November 20, 2018 (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on November 27, 2018).
10.19+	Amended and Restated Employment Agreement between Theodore R. Moore and Nine Energy Service, LLC, dated as of November 20, 2018 (Incorporated by reference to Exhibit 10.4 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on November 27, 2018).
10.20+	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Ann G. Fox (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2020).
10.21+	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and David Crombie (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2020).
10.22+	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Guy Sirkes (Incorporated by reference to Exhibit 10.3 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2020).
10.23+	Letter Agreement, effective as of April 1, 2020, between Nine Energy Service, LLC and Theodore R. Moore (Incorporated by reference to Exhibit 10.5 of Nine Energy Service, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2020).
19.1	Nine Energy Service, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of Nine Energy Service, Inc.’s Annual Report on Form 10-K filed on March 6, 2025).
21.1**	List of Subsidiaries of Nine Energy Service, Inc.
22.1**	List of Subsidiary Guarantors and Affiliates Whose Securities Collateralize Securities of Nine Energy Service, Inc.
31.1**	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.4*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2***	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
97.1	Nine Energy Service, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 of Nine Energy Service, Inc.’s Annual Report on Form 10-K filed on March 8, 2024).
101**	Interactive Data Files.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Previously filed with the Original Report.

***	Previously furnished with the Original Report.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NINE ENERGY SERVICE, INC.

By:	/s/ Ann G. Fox
President, Chief Executive Officer and Secretary

Date:	April 28, 2026