Form 10-Q
period 2026-03-31
Nine Energy Service, Inc.
filed 2026-05-13
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒  No  ☐
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 11, 2026 was 13,949,990.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A of Part II in this Quarterly Report on Form 10-Q. These factors, some of which are beyond our control, include the following:
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially adversely affected. Significant factors that are likely to affect near-term commodity prices include geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war, or terrorism in oil-producing countries or regions, particularly Iran and elsewhere in the Middle East, Russia, South America, and Africa, and tariffs imposed by the U.S. and other countries or retaliatory trade measures; actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations that relate to or impact oil production and supply; weather conditions; the effect of U.S. energy, monetary, and trade policies; and the pace of economic growth in the U.S. and throughout the world.
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
•Our debt obligations could have significant adverse consequences on our business and future prospects, and restrictions in our debt agreements could limit our growth and our ability to engage in certain activities.
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
•We recently emerged from bankruptcy, which may adversely affect our business and relationships.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$11,249	$18,449
Restricted cash	10,616	1,393
Accounts receivable, net	88,270	75,979
Inventories, net	50,550	56,553
Prepaid expenses	12,106	13,538
Other current assets	2,064	2,919
Total current assets	174,855	168,831
Property and equipment, net	109,013	64,266
Operating lease right of use assets, net	32,482	34,105
Finance lease right of use assets, net	52	16
Intangible assets, net	9,103	68,063
Other long-term assets	535	4,183
Total assets	$326,040	$339,464
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$41,453	$43,564
Accrued expenses	23,662	27,764
Income taxes payable	374	356
Current portion of long-term debt	3,978	6,310
Current portion of operating lease obligations	12,454	13,409
Current portion of finance lease obligations	50	6
Total current liabilities	81,971	91,409
Long-term liabilities
Long-term debt	90,439	341,572
Long-term operating lease obligations	19,602	21,352
Other long-term liabilities	45	87
Total liabilities	192,057	454,420
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Predecessor common stock (120,000,000 shares authorized at $0.01 par value; 43,326,339 shares issued and outstanding at December 31, 2025)	—	433
Successor common stock (70,000,000 shares authorized at $0.01 par value; 13,949,990 shares issued and outstanding at March 31, 2026)	139	—
Additional paid-in capital	135,065	808,432
Accumulated other comprehensive income (loss)	32	(5,187)
Accumulated deficit	(1,253)	(918,634)
Total stockholders’ equity (deficit)	133,983	(114,956)
Total liabilities and stockholders’ equity (deficit)	$326,040	$339,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
Revenues
Service	$33,139	$71,113	$116,627
Product	8,464	17,279	33,839
	41,603	88,392	150,466
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	28,305	60,582	95,584
Product	7,295	19,964	26,886
General and administrative expenses	4,623	13,052	13,263
Depreciation	2,205	3,963	5,837
Amortization of intangibles	68	1,984	2,796
Loss on revaluation of contingent liability	—	—	25
Loss (gain) on sale of property and equipment	(37)	(147)	446
Income (loss) from operations	(856)	(11,006)	5,629
Interest expense	542	5,256	12,876
Interest income	(1)	(82)	(139)
Reorganization items, net	—	(124,059)	—
Other income	(53)	(109)	(162)
Income (loss) before income taxes	(1,344)	107,988	(6,946)
Provision (benefit) for income taxes	(91)	109	115
Net income (loss)	$(1,253)	$107,879	$(7,061)
Income (loss) per share
Basic	$(0.09)	$2.65	$(0.18)
Diluted	$(0.09)	$2.65	$(0.18)
Weighted average shares outstanding
Basic	13,949,990	40,650,388	40,164,443
Diluted	13,949,990	40,659,260	40,164,443
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$32	$158	$262
Total other comprehensive income, net of tax	32	158	262
Total comprehensive income (loss)	$(1,221)	$108,037	$(6,799)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, December 31, 2024 (Predecessor)	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
Stock-based compensation expense	—	—	750	—	—	750
Other comprehensive income	—	—	—	262	—	262
Net loss	—	—	—	—	(7,061)	(7,061)
Balance, March 31, 2025 (Predecessor)	42,348,643	$423	$806,981	$(5,144)	$(874,373)	$(72,113)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at December 31, 2025 (Predecessor)	43,326,339	$433	$808,432	$(5,187)	$(918,634)	$(114,956)
Issuance of common stock under stock compensation plan, net of forfeitures	(15,562)	—	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	—	1,890
Other comprehensive income	—	—	—	158	—	158
Net income	—	—	—	—	107,879	107,879
Cancellation of Predecessor equity	(43,310,777)	(433)	(810,322)	5,029	810,755	5,029
Issuance of Successor common stock	13,949,990	139	135,065	—	—	135,204
Balance at March 5, 2026 (Predecessor)	13,949,990	$139	$135,065	$—	$—	$135,204

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at March 6, 2026 (Successor)	13,949,990	$139	$135,065	$—	$—	$135,204
Issuance of common stock under stock compensation plan, net of forfeitures	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Other comprehensive income	—	—	—	32	—	32
Net loss	—	—	—	—	(1,253)	(1,253)
Balance at March 31, 2026 (Successor)	13,949,990	$139	$135,065	$32	$(1,253)	$133,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities
Net income (loss)	$(1,253)	$107,879	$(7,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	2,205	3,963	5,837
Amortization of intangibles	68	1,984	2,796
Amortization of operating leases	1,048	2,930	3,418
Amortization of deferred financing costs and non-cash interest	134	2,421	2,087
Provision for (recovery of) doubtful accounts	—	82	34
Provision for inventory obsolescence	—	2,462	611
Stock-based compensation expense	—	1,890	750
Loss (gain) on sale of property and equipment	(37)	(147)	446
Loss on revaluation of contingent liability	—	—	25
Non-cash reorganization items, net	—	(139,231)	—
Changes in operating assets and liabilities
Accounts receivable, net	(9,163)	(3,211)	(13,967)
Inventories, net	(183)	2,059	(928)
Prepaid expenses and other current assets	17	1,658	(448)
Accounts payable and accrued expenses	5,176	8,883	4,699
Income taxes receivable/payable	(91)	109	98
Operating lease obligations	(296)	(3,674)	(3,372)
Other assets and liabilities	(41)	(8)	(302)
Net cash used in operating activities	(2,416)	(9,951)	(5,277)
Cash flows from investing activities
Proceeds from sales of property and equipment	15	286	—
Proceeds from property and equipment casualty losses	25	628	—
Purchases of property and equipment	(3,482)	(2,950)	(3,981)
Net cash used in investing activities	(3,442)	(2,036)	(3,981)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	—	4,000
Payments on revolving credit facilities	—	—	(4,000)
Proceeds from Prepetition ABL Facility	—	3,000	—
Payments of Prepetition ABL Facility	—	(67,349)	—
Proceeds from DIP ABL Facility	—	79,495	—
Payments of DIP ABL Facility	—	(82,568)	—
Proceeds from Exit ABL Facility	—	89,479	—
Payments of short-term debt	(782)	(1,550)	(1,320)
Principal payments on finance leases	(5)	(11)	(13)
Payments of contingent liability	—	—	(223)
Net cash provided by (used in) financing activities	(787)	20,496	(1,556)
Impact of foreign currency exchange on cash	70	89	209

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
Net increase (decrease) in cash, cash equivalents, and restricted cash	(6,575)	8,598	(10,605)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash at beginning of period	$28,440	$19,842	$27,880
Cash, cash equivalents, and restricted cash at end of period	$21,865	$28,440	$17,275

Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$72	$20,641
Cash paid for income taxes	$—	$—	$3
Right of use assets obtained in exchange for operating lease obligations	$2,111	$589	$2,611
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for finance lease obligations	$—	$60	$26
Capital expenditures in accounts payable and accrued expenses	$1,788	$1,547	$1,218

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
Bankruptcy Proceedings and Emergence from Bankruptcy
On February 1, 2026 (the “Petition Date”), the Company and its domestic and Canadian subsidiaries (collectively with the Company, the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”), Case No. 26-90295, under chapter 11 (“Chapter 11”) of title 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101–1532, as amended (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the “Plan”) to effectuate a financial restructuring for the Company Parties’ existing indebtedness in accordance with the Restructuring Support Agreement (as defined below). Prior to filing the Chapter 11 Cases, on February 1, 2026, the Company Parties entered into a restructuring support agreement (the “Restructuring Support Agreement”) with an ad hoc group (collectively, the “Consenting Stakeholders”) of certain holders of the Company’s 13.000% Senior Secured Notes due 2028 (the “2028 Notes”) and the lenders (the “Prepetition ABL Lenders”) under the Loan and Security Agreement, dated as of May 1, 2025 (the “Prepetition ABL Loan and Security Agreement”), by and among the Company and certain subsidiaries thereof, each as a borrower or guarantor, as applicable, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto. Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support the Plan.
On March 4, 2026, the Bankruptcy Court entered an order confirming the Plan, and on March 5, 2026 (the “Plan Effective Date”), the Plan became effective in accordance with its terms and the Company Parties emerged from bankruptcy. The material terms of the Plan included, among other things:
•the Prepetition ABL Lenders providing the Company Parties with a senior secured super-priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement, which converted into an exit senior secured asset-based revolving credit facility consisting of $135.0 million in aggregate principal amount of revolving commitments on the Plan Effective Date;
•on the Plan Effective Date, the reorganized Company issuing 100% of a single class of common equity interests (consisting of 13,949,990 shares of new common stock) to the holders of the 2028 Notes and the 2028 Notes were canceled; and
•on the Plan Effective Date, all of the Company’s equity interests outstanding prior to the Plan Effective Date, including common stock, were canceled for no consideration.
Upon the Plan Effective Date, the Company applied fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 852-Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Accordingly, the Company’s financial statements and notes after the Plan Effective Date are not comparable to its financial statements and notes on and prior to that date. This delineation between periods ending on or prior to the Plan Effective Date and periods after the Plan Effective Date is shown in the unaudited condensed consolidated financial statements, certain tables within these notes, and other parts of this Quarterly Report on Form 10-Q through the use of a black line that emphasizes the lack of comparability between periods. For additional information, see Note 3 – Emergence from Bankruptcy.
In this Quarterly Report on Form 10-Q, the “Successor” refers to the Company after its emergence from bankruptcy and the “Predecessor” refers to the Company prior to its emergence from bankruptcy, and references to the financial position and results of operations of the Successor are to the financial position and results of operations of the Company after the Plan Effective Date and references to the financial position and results of operations of the Predecessor are to the financial position and results of operations of the Company on and prior to the Plan Effective Date. Also, in this Quarterly Report on Form 10-Q, the period from March 6, 2026 through March 31, 2026 is referred to as the “2026 Successor Period,” the period from January 1, 2026 through March 5, 2026 is referred to as the “2026 Predecessor Period” and the three months ended March 31, 2025 is referred to as the “2025 Predecessor Period.”
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
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations and cash flows for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), except as disclosed in Note 3 – Emergence from Bankruptcy, and should be read in conjunction therewith. Except as disclosed herein, and with the exception of information in this report related to the Company’s emergence from Chapter 11 and fresh start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2025 Form 10-K. The Predecessor Condensed Consolidated Balance Sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Nine and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Such estimates include fair value assumptions used in fresh start accounting, analyzing long-lived assets for possible impairment, useful lives used in depreciation and amortization expense, recognition of provisions for contingencies, and stock-based compensation fair value. It is at least reasonably possible that the estimates used will change within the next year.
Restricted Cash
Restricted cash at March 31, 2026 represents funds maintained primarily to pay debtor-related professional fees associated with the Company’s Chapter 11 Cases as well as funds required to be set aside, under a contractual agreement with a bank, as collateral for certain letters of credit and other general purposes. Restricted cash at December 31, 2025 represents funds required to be set aside, under a contractual agreement with a bank, as collateral for certain letters of credit and other general purposes.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	Successor		Predecessor
	March 31, 2026	March 5, 2026	December 31, 2025
	(in thousands)		(in thousands)
Cash and cash equivalents	$11,249	$17,824	$18,449
Restricted cash	10,616	10,616	1,393
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,865	$28,440	$19,842
New Accounting Standards
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an update which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within its condensed consolidated financial statements.
3. Emergence from Bankruptcy
On February 1, 2026, the Company Parties filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court to implement a prepackaged Chapter 11 plan of reorganization. The Chapter 11 Cases were jointly administered for administrative purposes only under the caption In re Nine Energy Service, Inc. et al. On March 4, 2026, the Bankruptcy Court entered an order confirming the Plan, and on March 5, 2026, the Plan became effective in accordance with its terms and the Company Parties emerged from bankruptcy. For additional information, see “Bankruptcy Proceedings and Emergence from Bankruptcy” under Note 1 – Company and Organization.
Summary Debt Disclosures
On February 3, 2026, the Company Parties entered into a senior secured super-priority asset-based debtor-in-possession loan and security agreement (the “DIP Loan and Security Agreement”) with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto (the “DIP Lenders”), which provided the Company Parties with a senior secured super-priority asset-based debtor-in-possession credit facility consisting of $125.0 million in aggregate principal amount of revolving credit commitments (the “DIP ABL Facility”), including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement.
On the Plan Effective Date, pursuant to the Plan, the Company entered into a loan and security agreement (the “Exit Loan and Security Agreement”) with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto, and on the terms and subject to the conditions set forth therein, each DIP Lender exchanged and converted on a cashless basis all of its loans under the DIP Loan and Security Agreement for loans under the Exit Loan and Security Agreement.
The Exit Loan and Security Agreement provides for a first priority senior secured asset-based revolving credit facility consisting of $135.0 million in aggregate principal amount of revolving credit commitments (the “Exit ABL Facility”). A portion of the Exit ABL Facility not in excess of $5.0 million is available for the issuance of standby letters of credit. The Company Parties’ obligations under the Exit ABL Facility are secured by a first-priority security interest in substantially all of their tangible and intangible assets, including all machinery and equipment, and are guaranteed by certain of the Company’s existing and future domestic and Canadian subsidiaries.
For additional information, see Note 9 – Debt Obligations.
Reorganization Items, Net
In accordance with ASC 852, any incremental expenses, gains, and losses that are realized or incurred as of or subsequent to the Petition Date that are a direct result of the Chapter 11 Cases are reported as “Reorganization Items, net”. The following table summarizes the components of reorganization items included in the Company’s Condensed Consolidated

Statements of Income (Loss) and Comprehensive Income (Loss):

Predecessor
Period from January 1, 2026 through March 5, 2026
(in thousands)
Gain on liabilities subject to compromise	$184,296
Write-off of deferred financing costs	(24,243)
Fresh start adjustments	(17,429)
Fees related to the DIP ABL Facility	(2,567)
Success fees	(5,440)
Other professional fees	(8,977)
Write-off of stock-based compensation	(1,581)
Reorganization items, net	$124,059

Cash payments for reorganization items, net	$3,820
Liabilities Subject to Compromise
From the Petition Date through the Plan Effective Date, the Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As such, in accordance with ASC 852, the Company recorded prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 filing as “Liabilities subject to compromise” in its Condensed Consolidated Balance Sheet prior to the Plan Effective Date. The Company evaluated and adjusted the amount and classification of its prepetition liabilities through the Plan Effective Date, as applicable.
Fresh Start Accounting
In connection with its emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and was required to apply fresh start accounting on the Plan Effective Date. The Company was required to apply fresh start accounting because (i) holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan of approximately $320.7 million was less than the post-petition liabilities and allowed claims of approximately $497.4 million.
In accordance with ASC 852, with the application of fresh start accounting, the Company allocated its reorganization value to its individual assets based on their estimated fair value in conformity with FASB ASC Topic 820-Fair Value Measurements and FASB ASC Topic 805-Business Combinations. Accordingly, the condensed consolidated financial statements after March 5, 2026 are not comparable with the condensed consolidated financial statements as of or prior to that date. The Plan Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor. Upon emergence from bankruptcy, the Company re-established its previously existing accounting policies unless otherwise noted.
Reorganization Value
The reorganization value derived from the range of enterprise values associated with the Plan was allocated to the Company’s identifiable tangible and intangible assets and liabilities based on their fair values. Under ASC 852, reorganization value generally approximates fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets immediately after the effects of a restructuring. As set forth in the disclosure statement relating to the Plan, the enterprise value of the Successor was between $185.0 million and $240.0 million. With the assistance of third-party valuation advisors, the Company determined the enterprise value and corresponding implied equity value of the Successor using various valuation approaches and methods, which included (i) a selected publicly traded companies analysis, (ii) a selected transactions analysis, and (iii) a discounted cash flow analysis under the income approach using a discount rate ranging from 11.0% to 15.0% over three years, and adjusted EBITDA multiples ranging from 3.75x to 4.75x to estimate terminal value. For GAAP purposes, the Company valued the Successor’s individual assets, liabilities, and equity instruments and determined an estimate of the enterprise value within the estimated range. Management concluded that the best estimate of enterprise value was $212.5 million.

The enterprise value and corresponding implied equity value are dependent upon achieving the future financial results set forth in the Company’s valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations, and financial projections, including the fair value adjustments, the financial projections, the enterprise value, and the equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, the Company cannot provide assurance that the estimates, assumptions, valuations, or financial projections will be realized, and actual results could vary materially.
The following table reconciles the enterprise value to the reorganization value as of the Plan Effective Date:

March 5, 2026
(in thousands)
Enterprise value	$212,500
Plus: Cash and cash equivalents	17,824
Plus: Non-interest bearing current liabilities	71,875
Plus: Non-interest bearing long-term liabilities	18,476
Reorganization value of Successor assets	$320,675

Condensed Consolidated Balance Sheet
The following condensed consolidated balance sheet is as of March 5, 2026. This condensed consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Plan Effective Date. The explanatory notes following the table below provided further details on the adjustments, including the assumptions and methods used to determine fair value of its assets and liabilities.

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$23,038	$(5,214)	(a)	$—		$17,824
Restricted cash	1,475	9,141	(b)	—		10,616
Accounts receivable, net	79,124	—		—		79,124
Inventories, net	52,134	—		(1,734)	(j)	50,400
Prepaid expenses	12,145	—		—		12,145
Other current assets	2,044	—		—		2,044
Total current assets	169,960	3,927		(1,734)		172,153
Property and equipment, net	61,994	—		45,505	(k)	107,499
Operating lease right of use assets, net	32,034	—		(773)	(l)	31,261
Finance lease right of use assets, net	72	—		(17)	(m)	55
Intangible assets, net	66,079	—		(56,908)	(n)	9,171
Other long-term assets	808	—		(272)	(o)	536
Total assets	$330,947	$3,927		$(14,199)		$320,675
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$39,070	$—		$—		$39,070
Accrued expenses	19,015	1,630	(c)	—		20,645
Income taxes payable	465	—		—		465
Current portion of long-term debt	4,760	—		—		4,760
Current portion of operating lease obligations	292	13,020	(d)	(1,617)	(p)	11,695
Current portion of finance lease obligations	—	55	(d)	—		55
Total current liabilities	63,602	14,705		(1,617)		76,690
Long-term liabilities
Long-term debt	82,568	7,737	(e)	—		90,305
Long-term operating lease obligations	973	17,598	(d)	(182)	(p)	18,389
Other long-term liabilities	87	—		—		87
Liabilities subject to compromise	350,173	(350,173)	(f)	—		—
Total liabilities	497,403	(310,133)		(1,799)		185,471
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Predecessor common stock	433	(433)	(g)	—		—
Successor common stock	—	139	(h)	—		139
Predecessor additional paid-in capital	808,741	(808,741)	(g)	—		—
Successor additional paid-in capital	—	135,065	(h)	—		135,065
Accumulated other comprehensive loss	(5,029)	—		5,029	(q)	—
Accumulated deficit	(970,601)	988,030	(i)	(17,429)	(r)	—
Total stockholders’ equity (deficit)	(166,456)	314,060		(12,400)		135,204
Total liabilities and stockholders’ equity (deficit)	$330,947	$3,927		$(14,199)		$320,675

Reorganization Adjustments
(a)    Reflects the change in cash and cash equivalents for the following activities:

(in thousands)
Proceeds from Exit ABL Facility	$89,479
Payment of outstanding borrowings under the DIP ABL Facility	(82,568)
Payment of non-retained professional fees	(2,828)
Funding of the professional fees escrow account	(9,221)
Payment of restructuring expenses	(156)
Transfer of cash and cash equivalents from restricted cash	80
Change in cash and cash equivalents	$(5,214)
(b)    Reflects the change in restricted cash for the following activities:

(in thousands)
Funding of the professional fees escrow account	$9,221
Transfer of restricted cash to cash and cash equivalents	(80)
Change in restricted cash	$9,141
(c)    Reflects the change in accrued liabilities for the following activities:

(in thousands)
Accrual of professional service success fees	$3,440
Payment of non-retained professional fees	(828)
Reclassification of professional fees to borrowings under the Exit ABL Facility	(826)
Payment of restructuring expenses	(156)
Change in accrued liabilities	$1,630
(d)    Reflects the reinstatement of operating and finance lease obligations of $30.7 million from liabilities subject to compromise.
(e)    Reflects the change in long-term debt for the following activities:

(in thousands)
Borrowings drawn on Exit ABL Facility	$89,479
Record professional fees related to the Exit ABL Facility	826
Payment of outstanding borrowings under the DIP ABL Facility	(82,568)
Total change in long-term debt	$7,737
(f)    Liabilities subject to compromise settled or reinstated in accordance with the Plan and the resulting gain were determined as follows:

(in thousands)
Outstanding principle on 2028 Notes	$300,000
Operating and finance lease obligations	30,673
Accrued and unpaid interest	19,500
Total liabilities subject to compromise	350,173
Reinstatement of operating and finance lease obligations	(30,673)
Issuance of Successor common stock	(135,204)
Gain on settlement of liabilities subject to compromise	$184,296
(g)    Reflects the cancellation of the Predecessor’s common stock of $0.4 million and the Predecessor’s additional paid-in-capital of $808.7 million.

(h)    Reflects the reorganization adjustments to common stock and additional paid-in-capital:

(in thousands)
Par value of 13.9 million shares of new common stock issued	$139
Capital in excess of par value of 13.9 million issued and authorized shares of new common stock issued	135,065
Total Successor equity issued on the Plan Effective Date	$135,204
(i) Reflects the reorganization adjustments to accumulated deficit:

(in thousands)
Gain on settlement of liabilities subject to compromise	$184,296
Accrual of professional services success fees	(3,440)
Payment of non-retained professional fees	(2,000)
Write-off of unrecognized stock-based compensation expense	(1,581)
Total adjustments impacting reorganization items, net	177,275
Cancellation of Predecessor common stock and additional paid-in-capital	810,755
Net change in accumulated deficit	$988,030
Fresh Start Adjustments
Under the application of fresh start accounting and with the assistance of valuation experts, the Company conducted an analysis of the Condensed Consolidated Balance Sheet to determine if any of its net assets would require a fair value adjustment as of the Plan Effective Date. The results of the Company’s analysis indicated that its principal assets, which include property and equipment, inventory, leases, and certain intangible assets at emergence would require a fair value adjustment on the Plan Effective Date. The rest of the Company’s net assets were determined to have carrying values that approximated fair value on the Plan Effective Date with the exception of certain other assets and liabilities that were written off. Further details are described below.
(j)    Prior to the Plan Effective Date, the Company capitalized certain running gear associated with its Tools business based on the expected resale of the item to customers. With the adoption of fresh start accounting, the Company has elected to expense running gear as rental equipment and no longer considers the items to primarily be available for resale. As a result of this change in accounting policy, the Company wrote off approximately $2.3 million of running gear as a reorganization item. The remaining Level 3 fair value was determined by a combination of the market approach (comparable sales method for finished goods) and cost approach (replacement cost for raw materials) which resulted in an increased fair value of $0.6 million. Significant inputs utilized in determining fair value included, but was not limited to, estimates of selling price, profit allowance and holding costs, which the Company believes are reasonable and appropriate.
(k)    Reflects the fair value adjustment of $45.5 million to property and equipment, net due to the Company’s adoption of fresh start accounting. The Level 3 fair value of property and equipment was determined by using a combination of (1) the cost approach, which considers historical acquisition costs for these assets adjusted for inflation, as well as factors in any potential obsolescence based on the current condition of the assets and 2) the market approach, which considers the sales of similar or substitute assets and related market data and establishes a value estimate by processes involving comparison.
(l)    Reflects the $2.2 million decrease to operating lease right-of-use assets due to the remeasurement under fresh start accounting using the Company’s incremental borrowing rate (7.2%) based on the corresponding terms at the Plan Effective Date. The decrease was offset by a $1.4 million increase in operating lease right-of-use assets to recognize leasehold interests associated with favorable lease contracts under the income approach. Significant inputs utilized in determining the fair value included, but was not limited to, estimates of discount rates and market rental rates, which the Company believes are reasonable and appropriate. Discount rates ranged from 9.0% to 9.75%.
(m)    Reflects the remeasurement of finance lease right-of-use assets to the corresponding finance lease obligations due to the Company’s adoption of fresh start accounting.

(n)    Reflects the fair value adjustment of $56.9 million to intangible assets, net due to the Company’s adoption of fresh start accounting. For additional information, see Note 7 – Intangible Assets.

(in thousands)
Adjustment to write-off capitalized costs and related accumulated amortization of intangible assets, net as part of fresh start accounting	$(66,079)
Recognition of intangible assets, net recorded at fair value (See Note 7 – Intangible Assets)	9,171
$(56,908)
(o)    Reflects the fair value adjustment of $0.3 million on an equity method investment due to the Company’s adoption of fresh start accounting.
(p)     Reflects the $1.8 million decrease to operating lease obligations due to the remeasurement under fresh start accounting using the Company’s incremental borrowing rate (7.2%) based on the corresponding terms at the Plan Effective Date.
(q)    Reflects the derecognition of $5.0 million of Predecessor accumulated other comprehensive loss through reorganization items, net.
(r)    The following table summarizes the cumulative impact of the fresh start adjustments, the elimination of the Predecessor’s accumulated other comprehensive loss, and the adjustments required to eliminate accumulated deficit:

(in thousands)
Fair value adjustment to inventories, net	$(1,734)
Fair value adjustment to property and equipment, net	45,505
Fair value adjustment to operating lease right-of-use assets	(773)
Fair value adjustment to finance lease right-of-use assets	(17)
Fair value adjustment to intangible assets, net	(56,908)
Fair value adjustment to other long-term assets	(272)
Fair value adjustment to operating lease obligations	1,799
Derecognition of Predecessor accumulated other comprehensive loss	(5,029)
Total fresh start adjustments impacting reorganization items, net	(17,429)
Net change in accumulated deficit	$(17,429)
4. Revenues
Disaggregation of Revenues
The following table shows revenue disaggregated by product line:

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
	(in thousands)	(in thousands)
Cement	$17,553	$35,870	$57,168
Coiled tubing	8,112	18,779	29,856
Wireline	7,474	16,464	29,603
Service revenues	$33,139	$71,113	$116,627

Tools	$8,464	$17,279	$33,839
Product revenues	$8,464	$17,279	$33,839

Total revenues	$41,603	$88,392	$150,466
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.

Accounts Receivable, Net
Accounts receivable, net as of March 31, 2026 and December 31, 2025 are detailed below:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in thousands)	(in thousands)
Accounts receivable	$88,270	$76,703
Allowance for doubtful accounts	—	(724)
Accounts receivable, net	$88,270	$75,979
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $0.0 million and $4.0 million at March 31, 2026 and December 31, 2025, respectively.
Inventories, net as of March 31, 2026 and December 31, 2025 were comprised of the following:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in thousands)	(in thousands)
Raw materials	$24,270	$33,610
Work in progress	111	146
Finished goods	26,169	26,802
Inventories	50,550	60,558
Reserve for obsolescence	—	(4,005)
Inventories, net	$50,550	$56,553
6. Property and Equipment
Property and equipment amounts as of March 31, 2026 and December 31, 2025 were as follows:

		Successor	Predecessor
	Estimated Useful Lives	March 31, 2026	December 31, 2025
		(in thousands)	(in thousands)
Operating equipment	1 to 12 years	$100,242	$321,177
Autos and trucks	1 to 7 years	308	2,904
Furniture, fixtures, and equipment	1 to 12 years	219	2,328
Shop equipment	3 to 15 years	3,224	11,639
Buildings	7 to 39 years	3,022	4,775
Leasehold improvements	3 to 11 years	1,660	4,283
Land	indefinite	2,539	3,219
		111,214	350,325
Less: Accumulated depreciation		(2,201)	(286,059)
Property and equipment, net		$109,013	$64,266
Depreciation expense was $2.2 million, $4.0 million, and $5.8 million for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, respectively.

7. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2026 and December 31, 2025 was as follows:

	Successor
	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Technology	$3,421	$(20)	$3,401	14.6
Trade names	5,750	(48)	5,702	9.9
Total	$9,171	$(68)	$9,103

	Predecessor
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(58,178)	$5,092	1.8
Technology	125,110	(62,139)	62,971	7.8
Total	$188,380	$(120,317)	$68,063

Upon the adoption of fresh start accounting, the Company identified intangible assets of approximately $9.2 million, which consisted of technology and trade names. The Level 3 fair value of technology and trade names was determined by using the income approach, specifically the relief-to-royalty method. The relief-to-royalty method is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of each intangible asset. Significant inputs utilized in determining the fair value included, but was not limited to, estimates of revenue growth rates, operating profit margins, royalty rates, discount rates, future market share, and future market conditions, which the Company believes are reasonable and appropriate. Royalty rates ranged from 0.25% to 1.25% and discount rates ranged from 17.5% to 22.5%.
The Level 3 fair value of technology and the Level 3 fair value of customer relationships as of December 31, 2025 of the Predecessor were estimated using the income approach, specifically the multi-period excess earnings method. The multi-period excess earnings method consists of isolating the cash flows attributed to the intangible asset, which are then discounted to present value to calculate the Level 3 fair value of the intangible asset.
Amortization of intangibles expense was $0.1 million, $2.0 million, and $2.8 million for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, respectively.
Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2026	$615
2027	819
2028	820
2029	819
2030	819
2031	799
Thereafter	4,412
Total	$9,103

8. Accrued Expenses
Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in thousands)	(in thousands)
Accrued interest (1)	$619	$16,775
Accrued compensation and benefits	6,803	5,021
Accrued bonus	1,320	1,853
Accrued professional fees	10,719	1,058
Other accrued expenses	4,201	3,057
Accrued expenses	$23,662	$27,764
(1)Approximately $19.5 million of accrued interest associated with the 2028 Notes was reclassified to Liabilities Subject to Compromise in the Company’s Condensed Consolidated Balance Sheet as of the Petition Date. On the Petition Date, the Company ceased making interest payments and accruing interest expense on the 2028 Notes. Interest associated with the 2028 Notes that was not recognized in the condensed consolidated financial statements totaled approximately $3.7 million for the period from the Petition Date to the Plan Effective Date.
9. Debt Obligations
The Company’s debt obligations as of March 31, 2026 and December 31, 2025 were as follows:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in thousands)	(in thousands)
2028 Notes (1)	$—	$300,000
Prepetition ABL Facility	—	63,311
Exit ABL Facility	90,439	—
Short-term debt (2)	3,978	6,310
Total debt before deferred financing costs	$94,417	$369,621
Deferred financing costs	—	(21,739)
Total debt	$94,417	$347,882
Less: Current portion of long-term debt	(3,978)	(6,310)
Long-term debt	$90,439	$341,572
(1)Reclassified to Liabilities Subject to Compromise in the Company’s Condensed Consolidated Balance Sheet as of the Petition Date. On the Petition Date, the Company ceased making interest payments and accruing interest expense on the 2028 Notes.
(2)The weighted average interest rate of short-term debt outstanding was 7.2% at both March 31, 2026 and December 31, 2025.
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

In the first quarter of 2023, the Company recorded approximately $41.7 million of deferred financing costs in connection with the Units offering. These costs were direct deductions from the carrying amount of the 2028 Notes and were being amortized through interest expense through the maturity date of the 2028 Notes using the effective interest method. Any unamortized deferred financing costs were written off to “Reorganization items, net” at the Petition Date.
2028 Notes
On January 30, 2023, the Company and certain of its subsidiaries entered into an indenture, dated as of January 30, 2023 (the “Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and as notes collateral agent, pursuant to which the 2028 Notes were issued. The 2028 Notes were to mature on February 1, 2028 and bore interest at an annual rate of 13.000% payable in cash semi-annually in arrears on each of February 1 and August 1, commencing August 1, 2023. The 2028 Notes were senior secured obligations of the Company and were guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and were so guaranteed by certain future subsidiaries, in each case, subject to agreed guaranty and security principles and certain exclusions.
Pursuant to the Plan, on the Plan Effective Date, the obligations of the Company Parties under the Indenture were terminated, the 2028 Notes were canceled, and the Company issued 100% of a single class of common equity interests (consisting of 13,949,990 shares of new common stock) to the holders of the 2028 Notes.
Prepetition ABL Facility
On May 1, 2025, the Company entered into the Prepetition ABL Loan and Security Agreement with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto. The Prepetition ABL Loan and Security Agreement provided for an asset-based revolving credit facility (the “Prepetition ABL Facility”) with lender commitments of $125.0 million (the “Prepetition Maximum Revolving Facility Amount”) and a sub-limit of $5.0 million for letters of credit, which were to mature on the earlier of (i) May 1, 2028 and (ii) the date that was 91 days prior to the maturity date of the 2028 Notes. The outstanding balance of the borrowings under the Prepetition ABL Facility could not exceed in the aggregate at any time the lesser of (a) the Prepetition Maximum Revolving Facility Amount reduced by certain customary reserves and (b) the borrowing base, which was calculated on the basis of eligible accounts and inventory. The Prepetition Maximum Revolving Facility Amount could increase from time to time pursuant to an uncommitted accordion by an aggregate amount for all such increases not to exceed $50.0 million. Borrowings under the Prepetition ABL Facility bore interest at a per annum rate equal to the term-specific Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00% to 4.50%, depending on the Company’s fixed charge coverage ratio.
On May 1, 2025, the Company borrowed approximately $48.9 million under the Prepetition ABL Facility and used such proceeds to repay all borrowings outstanding under the existing credit facility and pay fees and expenses associated with the entry into the Prepetition ABL Loan and Security Agreement.
The Prepetition ABL Loan and Security Agreement contained customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the Prepetition ABL Loan and Security Agreement contained a financial covenant requiring a minimum fixed charge ratio of 1.10 to 1.00 that was tested quarterly when the availability under the Prepetition ABL Facility was less than $10.0 million. This financial covenant applied until the availability exceeded such threshold for 30 consecutive days.
The Company’s obligations under the Prepetition ABL Facility were secured by a first priority security interest in substantially all tangible and intangible assets of the Company and all of its current domestic and Canadian subsidiaries.
Pursuant to the Plan, on the Plan Effective Date, the obligations of the Company Parties under the Prepetition ABL Loan and Security Agreement were terminated. Also pursuant to the Plan, the Prepetition ABL Lenders provided the Company Parties with the DIP ABL Facility, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement, which converted into the Exit ABL Facility on the Plan Effective Date.
DIP ABL Facility
On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility and the Company Parties entered into the DIP Loan and Security Agreement with White Oak Commercial Finance, LLC, as agent (the “DIP Agent”), and the DIP Lenders, which provided the Company Parties with a senior secured super-priority-asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount (the “DIP Maximum Revolving

Facility Amount”) of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement. A portion of the DIP ABL Facility, not in excess of $5.0 million, was available for the issuance of standby letters of credit.
Borrowings under the DIP ABL Facility were subject to a borrowing base. The outstanding balance of the borrowings under the DIP ABL Facility could not exceed in the aggregate at any time the lesser of (i) the DIP Maximum Revolving Facility Amount reduced by certain customary reserves and (ii) the borrowing base, which was calculated on the basis of eligible accounts and inventory. In particular, the borrowing base was equal to: (a) 92.5% of the aggregate amount of eligible U.S. and Canadian billed accounts receivable, plus (b) the lesser of (x) 85% of the aggregate amount of eligible U.S. and Canadian unbilled accounts receivable and (y) $6 million, plus (c) the lesser of (x) 50% of the aggregate amount of eligible billed non-U.S. and non-Canadian accounts receivable and (y) $3 million, plus (d) the lower of cost or market value of eligible inventory, multiplied by the lesser of (x) 70% and (y) 85% of the appraised net orderly liquidation value divided by the book value in respect of such inventory, and, in the case of inventory constituting raw materials, not to exceed a maximum sublimit of $1 million, plus (e) the lesser of (x) $10 million and (y) an amount equal to 10% of the borrowing base, minus (f) the aggregate amount of reserves, if any, established by the DIP Agent.
Borrowings under the DIP ABL Facility bore interest at a per annum rate equal to the term-specific SOFR for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00%.
The maturity date of the DIP ABL Facility was the earlier of the Plan Effective Date and 120 days after the Petition Date, subject to earlier termination upon the occurrence of certain events specified in the DIP Loan and Security Agreement. The proceeds of the DIP ABL Facility were used for (i) working capital and corporate purposes of the Company Parties, (ii) bankruptcy-related costs and expenses in respect of the Chapter 11 Cases, (iii) costs and expenses related to the DIP ABL Facility, and (iv) refinancing of obligations under the Prepetition ABL Loan and Security Agreement.
The DIP Loan and Security Agreement contained certain representations and warranties, events of default, and various affirmative and negative covenants that are customary for debtor-in-possession loan agreements of this type, including limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the DIP Loan and Security Agreement contained certain financial covenants, including a minimum excess availability of not less than $5.0 million.
The Company’s obligations under the DIP ABL Facility were secured by a first-priority security interest in substantially all tangible and intangible assets of the Company and all of its current domestic and Canadian subsidiaries, subject to, among other things, customary bankruptcy-related exceptions including certain carve-outs for administrative and professional fee payments arising in connection with the Chapter 11 Cases.
Exit ABL Facility
On the Plan Effective Date, pursuant to the Plan, the Company entered into the Exit Loan and Security Agreement with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto, and on the terms and subject to the conditions set forth therein, each DIP Lender exchanged and converted on a cashless basis all of its loans under the DIP Loan and Security Agreement for loans under the Exit Loan and Security Agreement.
A portion of the Exit ABL Facility not in excess of $5.0 million is available for the issuance of standby letters of credit. The Company Parties’ obligations under the Exit ABL Facility are secured by a first-priority security interest in substantially all of their tangible and intangible assets, including all machinery and equipment, and are guaranteed by certain of the Company’s existing and future domestic and Canadian subsidiaries.

The Exit Loan and Security Agreement provides for a first priority senior secured asset-based revolving credit facility consisting of $135.0 million in aggregate principal amount of revolving credit commitments. A portion of the Exit ABL Facility not in excess of $5.0 million is available for the issuance of standby letters of credit. The Company’s obligations under the Exit ABL Facility are secured by a first-priority security interest in substantially all of the Company’s tangible and intangible assets, including all machinery and equipment, and are guaranteed by certain of the Company’s existing and future domestic and Canadian subsidiaries.
Borrowings under the Exit ABL Facility are subject to a borrowing base. The outstanding balance of the borrowings under the Exit ABL Facility may not exceed in the aggregate at any time the lesser of (i) $135.0 million (the “Exit Maximum Revolving Facility Amount”) reduced by certain customary reserves and (ii) the borrowing base, which is calculated on the basis of eligible accounts, inventory, machinery and equipment, and, at the Company Parties’ election, certain real property assets of the Company Parties. In particular, the borrowing base is equal to (a) 92.5% of the aggregate amount of eligible U.S.

and Canadian billed accounts receivable, plus (b) the lesser of (x) 85% of the aggregate amount of eligible U.S. and Canadian unbilled accounts receivable and (y) $6 million, plus (c) the lesser of (“Foreign Accounts Availability”) (x) 50% of the aggregate amount of eligible billed non-U.S. and non-Canadian accounts receivable and (y) $3 million, plus (d) the lower of cost or market value of eligible inventory, multiplied by the lesser of (x) 70% and (y) 85% of the appraised net orderly liquidation value divided by the book value in respect of such inventory, and, in the case of inventory constituting raw materials, not to exceed a maximum sublimit of $1 million, plus (e) the lesser of (“SOFA Availability”) (x) $10 million and (y) an amount equal to 10% of the borrowing base, plus (f) the lesser of (x) the sum of (1) up to 75% of the net orderly liquidation value of eligible machinery and equipment (“M&E Availability”) plus (2) up to 75% of the fair market value of eligible real property owned by certain of the Company Parties (“Real Property Availability”) and (y) $30 million (which amount shall be permanently reduced on a yearly basis based on a 5-year straight line amortization), minus (g) the aggregate amount of reserves, if any, established by the agent under the Exit Loan and Security Agreement. The Real Property Availability is subject to the Company Parties’ election, at their option, to enter into mortgages from time to time in favor of the agent and lenders under the Exit Loan and Security Agreement with respect to their eligible real property assets as well as the satisfaction of other customary eligibility criteria with respect thereto.
Borrowings under the Exit ABL Facility bear interest at a per annum rate equal to the term-specific SOFR for an interest period of one month, subject to a 1.50% floor, plus an applicable margin ranging from 3.50% to 4.00%, depending on the Company’s fixed charge coverage ratio, subject to an additional margin of 0.50% with respect to any revolving loans or letters of credit utilizing any of M&E Availability, Real Property Availability, SOFA Availability, and/or Foreign Accounts Availability.
The maturity date of the Exit ABL Facility is three years after the Plan Effective Date, subject to earlier termination upon the occurrence of certain events specified in the Exit Loan and Security Agreement. The proceeds of the Exit ABL Facility have been used for (i) working capital and general corporate purposes of the Company Parties, (ii) costs and expenses related to the Exit ABL Facility, and (iii) refinancing of all obligations under the DIP ABL Facility.
The Exit Loan and Security Agreement contains certain representations and warranties, events of default, and various affirmative and negative covenants that are customary for asset-based credit facilities of this type, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, and investments (including acquisitions). In addition, the Exit Loan and Security Agreement contains certain financial covenants, including a minimum excess availability of not less than $5.0 million and a minimum fixed charge coverage ratio of 1.10 to 1.00 that will be tested when the excess availability under the Exit ABL Facility is less than the lesser of (a) 7.5% of the lesser of (x) the Exit Maximum Revolving Facility Amount minus reserves and (y) the borrowing base and (b) $9.0 million, which minimum fixed charge coverage ratio would apply until the excess availability is greater than or equal to such threshold for a period of 30 consecutive days.
The Company was in compliance with all covenants contained in the Exit ABL Facility at March 31, 2026.
At March 31, 2026, the Company had $90.4 million outstanding borrowings under the Exit ABL Facility, and its availability under the Exit ABL Facility was approximately $35.7 million. On April 28, 2026, the Company borrowed an additional $5.0 million under the Exit ABL Facility.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $4.0 million and $6.3 million at March 31, 2026 and December 31, 2025, respectively.

Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations at March 31, 2026 and December 31, 2025 was as follows:

	Successor	Predecessor
	March 31, 2026	December 31, 2025
	(in thousands)	(in thousands)
2028 Notes	$—	$91,010
Prepetition ABL Facility	$—	$63,311
Exit ABL Facility	$90,439	$—
Short-term debt	$3,978	$6,310
The fair value of the 2028 Notes, Prepetition ABL Facility, Exit ABL Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the Prepetition ABL Facility, Exit ABL Facility, and short-term debt approximates their carrying value.
10. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.1 million, $0.1 million, and $0.2 million for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, respectively. The Company also purchased $0.4 million, $0.8 million, and $0.8 million of products and services for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.9 million and $0.1 million at March 31, 2026 and December 31, 2025, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.1 million, $0.1 million, and $0.3 million for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, respectively. There were outstanding receivables due from Devon of $0.1 million at both March 31, 2026 and December 31, 2025.
The Company provides products and services to Crescent Energy Company (“Crescent”), where one of the Company’s directors serves as the Chief Operating Officer. The Company generated revenue from Crescent of $0.5 million, $0.9 million, and $2.7 million for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, respectively. There were outstanding receivables due from Crescent of $0.5 million and $0.3 million at March 31, 2026 and December 31, 2025, respectively.
11. Commitments and Contingencies
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
On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru

Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $2.5 million letter of credit representing the judgment amount and deferred royalties from the judgment date through March 31, 2026. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.6 million and $2.0 million at March 31, 2026 and December 31, 2025, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, the self-insurance liability could be affected if future claims experience differs significantly from historical trends and actuarial assumptions.
Contingent Liabilities
On October 1, 2018, pursuant to the terms and conditions of a Securities Purchase Agreement (the “Frac Tech Purchase Agreement”), the Company acquired Frac Technology AS (“Frac Tech”), a Norwegian private limited company focused on the development of downhole technology, including a casing flotation tool and a number of patented downhole completion tools. The Frac Tech Purchase Agreement, as amended, includes, among other things, the potential for additional future payments, based on certain Frac Tech revenue metrics through December 31, 2025 (the “Frac Tech Earnout”). Final payment associated with the Frac Tech Earnout was made in the 2026 Predecessor Period.
The Company’s contingent liability (Level 3) associated with the Frac Tech Earnout (in thousands) at March 31, 2026 and 2025 was as follows:

Balance at December 31, 2024 (Predecessor)	$719
Revaluation adjustments	25
Payments	(223)
Balance at March 31, 2025 (Predecessor)	$521

Balance at December 31, 2025 (Predecessor)	$188
Revaluation adjustments	—
Payments	(188)
Balance at March 5, 2026 (Predecessor)	$—

Balance at March 6, 2026 (Successor)	$—
Revaluation adjustments	—
Payments	—
Balance at March 31, 2026 (Successor)	$—
All contingent liabilities that relate to contingent consideration are reported at fair value, based on a Monte Carlo simulation model. Significant inputs used in the fair value measurement include forecasted sales of the plugs, terms of the agreement, a risk-adjusted discount factor, and a credit-adjusted rate.
Contingent liabilities include $0.0 million and $0.2 million reported in “Accrued expenses” at March 31, 2026 and December 31, 2025, respectively, and $0.0 million and $0.0 million reported in “Other long-term liabilities” at March 31, 2026 and December 31, 2025, respectively, in the Company’s Condensed Consolidated Balance Sheets. The impact of the revaluation adjustments is included in the Company’s Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
12. Taxes
Plan Effective Date
As part of the Chapter 11 Cases, the Company’s prepetition funded debt was extinguished. The Internal Revenue Code of 1986, as amended (the “Code”), provides that a debtor in a bankruptcy case may exclude cancellation of debt income (“CODI”) from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of the Company’s CODI was estimated to be $171.3 million. As a result, the Company’s current U.S. federal net operating loss (“NOL”) and loss carryforwards will be reduced by this amount. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to the Company’s valuation allowance. Some states have similar rules for attribute reduction, which will result in the reduction of certain of the Company’s state NOL carryforwards. The reductions in state NOL carryforwards are also expected to be fully offset by a corresponding decrease in the Company’s state valuation allowance.
As a result of the emergence from bankruptcy, on the Plan Effective Date, the Company experienced an ownership change under Section 382 of the Code (“Section 382”), which is anticipated to subject certain remaining tax attributes to an annual limitation under Section 382.
As of the Plan Effective Date, the Company had recorded a full valuation allowance against its net deferred tax assets and continued to record a full valuation allowance as of March 31, 2026.
Provision (Benefit) for Income Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
	(in thousands, except percentages)	(in thousands, except percentages)
Provision (benefit) for income taxes	$(91)	$109	$115
Effective tax rate	6.8%	0.1%	(1.7)%
The income tax provision recorded for the 2026 Predecessor Period was determined based on actual results for the period, including those resulting from reorganization adjustments and fresh start accounting. Any changes to deferred tax assets and liabilities for the 2026 Predecessor Period (whether resulting from reorganization adjustments, fresh start adjustments or otherwise) were fully offset with a corresponding adjustment to valuation allowance. The resulting tax provision for the 2026 Predecessor Period was primarily attributed to state and non-U.S. income taxes.
The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. For the 2026 Successor Period, the Company estimated its AETR in recording its interim income tax provision for the various jurisdictions in which it operates. The application of the AETR to the 2026 Successor Period resulted in a tax benefit, primarily attributed to state and non-U.S. income taxes.

13. Earnings (Loss) Per Share
Basic and Diluted Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is based on the weighted average number of shares outstanding for the period, including the dilutive effect of equity awards.
Basic and diluted earnings (loss) per stock was computed as follows:

	Predecessor
	Three Months Ended March 31, 2025
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(7,061)	40,164,443	$(0.18)
Unvested restricted stock	—	—	—
Diluted	$(7,061)	40,164,443	$(0.18)

	Predecessor
	Period from January 1, 2026 through March 5, 2026
	Net Income	Average Shares Outstanding	Income Per Share
	(in thousands, except share and per share amounts)
Basic	$107,879	40,650,388	$2.65
Unvested restricted stock	—	8,872	—
Diluted	$107,879	40,659,260	$2.65

	Successor
	Period from March 6, 2026 through March 31, 2026
	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)
Basic	$(1,253)	13,949,990	$(0.09)
Unvested restricted stock	—	—	—
Diluted	$(1,253)	13,949,990	$(0.09)

When the Company experiences a net loss, the diluted earnings (loss) per share calculation excludes all stock options, unvested restricted stock, and unvested restricted stock units because their inclusion would be anti-dilutive. For the 2026 Successor Period, the Company was in a net loss position but had no antidilutive securities. For the 2025 Predecessor Period, the Company had 103,289 antidilutive securities.
Share Capital
As discussed in Note 1 – Company and Organization, on the Plan Effective Date and pursuant to the terms of the Plan, all of the Company’s currently existing common stock was canceled. On the Plan Effective Date, the Company issued 100% of a single class of common equity interests to the holders of the 2028 Notes at a rate of 46.5 shares of new common stock for each $1,000 of 2028 Notes (for a total of 13,949,990 shares of new common stock), and the 2028 Notes were cancelled.

14. Segment Information
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including “Critical Accounting Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q.
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
Bankruptcy Proceedings and Emergence from Bankruptcy
On February 1, 2026 (the “Petition Date”), we and our domestic and Canadian subsidiaries (the “Company Parties”) filed voluntary petitions (the “Chapter 11 Cases”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) to implement a prepackaged Chapter 11 plan of reorganization (the “Plan”) to effectuate a financial restructuring of the Company Parties’ existing indebtedness. Prior to filing the Chapter 11 Cases, on the Petition Date, the Company Parties entered into a restructuring support agreement (the “Restructuring Support Agreement”) with an ad hoc group (collectively, the “Consenting Stakeholders”) of certain holders of our 13.000% Senior Secured Notes due 2028 (the “2028 Notes”) and the lenders (the “Prepetition ABL Lenders”) under the Loan and Security Agreement, dated as of May 1, 2025 (the “Prepetition ABL Loan and Security Agreement”), by and among us and certain of our subsidiaries, each as a borrower or guarantor, as applicable, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto. Pursuant to the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support the Plan.
On March 4, 2026, the Bankruptcy Court entered an order confirming the Plan, and on March 5, 2026, the Plan became effective in accordance with its terms and the Company Parties emerged from bankruptcy. Pursuant to the Plan, among other things:
•the Prepetition ABL Lenders provided the Company Parties with a senior secured super-priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount of revolving credit commitments (the “DIP ABL Facility”), including a roll-up or refinancing of all obligations under the Prepetition ABL

Loan and Security Agreement, which converted into an exit senior secured asset-based revolving credit facility (the “Exit ABL Facility”) on the effective date of the Plan (the “Plan Effective Date”);
•on the Plan Effective Date, the reorganized Company issued 100% of a single class of common equity interests to the holders of the 2028 Notes and the 2028 Notes were canceled; and
•on the Plan Effective Date, all of the Company’s equity interests outstanding prior to the Plan Effective Date, including common stock, were canceled for no consideration.
See Note 1 – Company and Organization and Note 3 – Emergence from Bankruptcy in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding the bankruptcy and our emergence therefrom.
Fresh Start Accounting
Upon the Plan Effective Date, we applied fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 852-Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and becoming a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Plan Effective Date are not comparable to our financial statements and notes on and prior to that date. For additional information, see Note 3 – Emergence from Bankruptcy in Item 1 of Part I of this Quarterly Report on Form 10-Q.
In this Quarterly Report on Form 10-Q, the “Successor” refers to the Company after our emergence from bankruptcy and the “Predecessor” refers to the Company prior to our emergence from bankruptcy, and references to the financial position and results of operations of the Successor are to the financial position and results of operations of the Company after the Plan Effective Date and references to the financial position and results of operations of the Predecessor are to the financial position and results of operations of the Company on and prior to the Plan Effective Date.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. Historically, these activity and spending levels have been strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable. Following the announcement of tariffs in April of 2025, oil prices began to decline. In the first quarter of 2025, West Texas Intermediate (“WTI”) averaged $71.78 per barrel and fell to an average of $59.62 per barrel in the fourth quarter of 2025. The decline in oil prices led to a decrease in rig count and activity levels on U.S. land, which in turn led to pricing pressure across service lines, especially within the oil-levered basins, like the Permian. In the first quarter of 2025, the average rig count in the Permian Basin was 302 rigs, and by the fourth quarter of 2025, it had declined to 250 rigs. At the beginning of March 2026, WTI prices increased significantly due to the conflict with Iran. Although WTI prices rose to almost $100 per barrel in March 2026, and averaged $72.74 per barrel for the first quarter of 2026, the U.S. rig count remained flat in the first quarter of 2026 versus the fourth quarter of 2025. At the end of 2025, the U.S. rig count was 546 rigs, and at the end of the first quarter of 2026, the U.S. rig count was 543 rigs. U.S. public operators have not provided any indication that U.S. activity levels will increase in conjunction with higher oil prices.
In the first quarter of 2026, natural gas prices averaged $4.71 per million British thermal units (“MMBtu”), compared to $3.73 per MMBtu in the fourth quarter of 2025. However, prices have fallen to around $3.00 per MMBtu by the end of the first quarter of 2026. Nonetheless, natural gas prices have remained mostly supportive, which has led to slight increases in rig counts in natural gas-levered basins like the Haynesville. Since the end of the first quarter 2025, there have been 25 rigs added in the Haynesville Basin, which had a total of 55 rigs at the end of the first quarter of 2026. Due to the much smaller size of the Haynesville versus the Permian Basin, these increases have not been able to offset the activity declines and the pricing pressure in the oil-levered basins like the Permian. The long-term outlook on natural gas demand remains positive due mostly to potential increased demand coming from power generation related to artificial intelligence and data centers.
Due to the spot-market nature of our business, our revenue and profitability generally move very similarly to U.S. rig, frac, and stage counts. In the first quarter of 2026, however, although pricing and rig counts were relatively stable, our revenue and profitability were negatively impacted by severe weather in January and February, as well as inefficient operations, frac delays, and more whitespace in the calendar, especially in the Northeast region. Because of this, revenue and profitability in the first quarter of 2026 were down compared to the fourth quarter of 2025. Additionally, during the first quarter of 2026, we incurred costs related to our restructuring that negatively impacted profitability.
The macro-outlook is uncertain, especially with recent geopolitical events. With what we know today, we anticipate that U.S. activity levels will be relatively flat in the second quarter of 2026 compared to the first quarter levels. However, we anticipate more efficient operations and less whitespace in the calendar in the second quarter of 2026 and expect our second quarter revenue and earnings will increase as compared to the first quarter of 2026.
Significant factors that are likely to affect commodity prices moving forward include geopolitical and economic developments in the U.S. and globally, including conflicts, instability, acts of war or terrorism in oil-producing countries or regions, particularly Iran and elsewhere in the Middle East, Russia, South America and Africa; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; tariffs imposed by the U.S. and other countries or retaliatory trade measures; actions of the members of OPEC and other oil-exporting nations that relate to or impact oil production or supply; weather conditions; the effect of energy, monetary, and trade policies of the U.S.; changes to energy regulations and policies, including those of the U.S. Environmental Protection Agency and other governmental bodies; and overall North American oil and natural gas supply and demand fundamentals, including the pace at which export capacity grows. We expect that U.S. activity levels will be impacted by commodity prices and many of the same factors expected to impact commodity prices, including the production of OPEC and other oil-exporting nations and governmental policies, such as tariffs. We cannot predict the scope or extent of such impacts. Furthermore, although as noted above, our customers’ activity and spending levels, and thus demand for our services and products, are strongly influenced by current and expected oil and natural gas prices, even with price improvements in oil and natural gas, operator activity may not materially increase, as operators remain focused on operating within their capital plans and uncertainty remains around supply and demand fundamentals.
Results of Operations
Results for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
	(in thousands)	(in thousands)
Revenues	$41,603	$88,392	$150,466

Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,600	80,546	122,470
General and administrative expenses	4,623	13,052	$13,263
Depreciation	2,205	3,963	5,837
Amortization of intangibles	68	1,984	2,796
Loss on revaluation of contingent liability	—	—	25
Loss (gain) on sale of property and equipment	(37)	(147)	446
Income (loss) from operations	(856)	(11,006)	5,629
Interest expense	542	5,256	12,876
Interest income	(1)	(82)	(139)
Reorganization items, net	—	(124,059)	—
Other income	(53)	(109)	(162)
Income (loss) before income taxes	(1,344)	107,988	(6,946)
Provision (benefit) for income taxes	(91)	109	115
Net income (loss)	$(1,253)	$107,879	$(7,061)
Revenues
For the period from March 6, 2026 through March 31, 2026 (the “2026 Successor Period”), revenues were $41.6 million. For the 2026 Successor Period, total cementing revenue (including pump downs) was $17.6 million, with utilization at 88%; tools revenue was $8.5 million, with completion tools stages of approximately 7,200 stages; coiled tubing revenue was $8.1 million, with total days worked of approximately 225 days; and wireline revenue was $7.4 million, with total completed wireline stages of approximately 2,300 stages.
For the period from January 1, 2026 through March 5, 2026 (the “2026 Predecessor Period”), revenues were $88.4 million. For the 2026 Predecessor Period, total cementing revenue (including pump downs) was $35.9 million, with utilization at 85%; tools revenue was $17.3 million, with completion tools stages of over 12,000 stages; coiled tubing revenue was $18.8 million, with total days worked of approximately 455 days; and wireline revenue was $16.4 million, with total completed wireline stages of approximately 4,600 stages.
For the three months ended March 31, 2025 (the “2025 Predecessor Period”), revenues were $150.5 million. For the 2025 Predecessor Period, total cementing revenue (including pump downs) was $57.2 million, with utilization at 105%; tools revenue was $33.8 million, with completion tools stages of approximately 29,000; coiled tubing revenue was $29.9 million, with total days worked of approximately 670 days; and wireline revenue was $29.6 million, with total completed wireline stages of approximately 7,700 stages.

Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues for the 2026 Successor Period was $35.6 million. These costs included $19.1 million in costs related to materials installed and consumed while performing services, $11.7 million in employee-related costs, and $4.8 million in vehicle costs, repair and maintenance costs, insurance, facility costs and other costs.
Cost of revenues for the 2026 Predecessor Period was $80.5 million. These costs included $38.5 million in costs related to materials installed and consumed while performing services, $25.8 million in employee-related costs, $10.8 million in vehicle costs, repair and maintenance costs, insurance, facility costs and other costs, and $5.5 million in inventory write-downs.
Cost of revenues for the 2025 Predecessor Period was $122.5 million. These costs included $67.2 million in costs related to materials installed and consumed while performing services, $39.8 million in employee-related costs, and $15.5 million in vehicle costs, repair and maintenance costs, insurance, facility costs and other costs.
General and Administrative Expenses
General and administrative expenses for the 2026 Successor Period was $4.6 million. These expenses included $2.6 million in employee-related costs, $1.2 million in professional fees, and $0.8 million in other costs such as communication costs, vehicle expenses, and insurance expenses.
General and administrative expenses for the 2026 Predecessor Period was $13.1 million. These expenses primarily included $6.0 million in professional fees, $5.1 million in employee-related costs, and $2.0 million in other costs such as communication costs, vehicle expenses, and insurance expenses.
General and administrative expenses for the 2025 Predecessor Period was $13.3 million. These expenses primarily included $9.1 million in employee-related costs and $4.1 million in professional fees and other costs such as communication costs, vehicle expenses, and insurance expenses.
Depreciation
Depreciation expense for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, was $2.2 million, $4.0 million, and $5.8 million, respectively. Due to our revaluation of our property and equipment due to the application of fresh start accounting, depreciation expense increased during the 2026 Successor Period in comparison to the 2026 Predecessor Period and 2025 Predecessor Period.
Amortization of Intangibles
Amortization expense for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, was $0.1 million, $2.0 million, and $2.8 million, respectively. The amortizable asset base stayed the same between the 2025 Predecessor Period and the 2026 Predecessor Period. Due to our revaluation of our intangible assets due to the application of fresh start accounting, amortization expense decreased during the 2026 Successor Period in comparison to the 2026 Predecessor Period.
(Gain) Loss on Sale of Property and Equipment
For the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, we recorded a $37 thousand gain, a $0.1 million gain, and a $0.4 million loss, respectively. The change between the 2025 Predecessor Period and the 2026 Predecessor Period occurred because of sales that occurred in the 2026 Predecessor Period that did not occur in the 2025 Predecessor Period. These sales also did not occur in the following 2026 Successor Period.
Interest Expense
For the 2026 Successor Period, we recorded approximately $0.5 million in interest expense primarily related to interest associated with the Exit ABL Facility.
For the 2026 Predecessor Period, we recorded approximately $5.3 million in interest expense, which was primarily related to $4.0 million in interest and deferred financing costs associated with the 2028 Notes. On the Petition Date, we ceased recording interest expense associated with the 2028 Notes and wrote off any unamortized deferred financing costs associated with the 2028 Notes to reorganization items, net. The remaining interest expense for the 2026 Predecessor Period was primarily related to $1.0 million in interest associated with revolving credit facilities.

For the 2025 Predecessor Period, we recorded approximately $12.9 million in interest expense, which was primarily related to $11.6 million in interest and deferred financing costs associated with the 2028 Notes and $1.0 million in interest associated with revolving credit facilities.
Reorganization Items, Net
We did not record any reorganization items, net for the 2026 Successor Period.
For the 2026 Predecessor Period, we recorded approximately $124.1 million of reorganization items, net, related to our emergence from the Chapter 11 Cases, which consisted primarily of the net gain from the consummation of the Plan, partially offset by the write-off of deferred financing costs associated with the 2028 Notes, adjustments from the application of fresh start accounting, costs incurred in connection with our DIP ABL Facility and professional fees. See Note 3 – Emergence from Bankruptcy for additional information.
We did not record any reorganization items, net for the 2025 Predecessor Period.
Provision (Benefit) for Income Taxes
For the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, we recorded a $0.1 million benefit, $0.1 million provision, and $0.1 million provision, respectively. The income tax for all periods is related to our income tax position and state foreign tax jurisdictions.
Net Income (Loss)
For the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, we recorded net loss of $1.3 million, net income of $107.9 million, and net loss of $7.1 million, respectively. These net losses and net income were primarily due to the revenues and expenses discussed above.
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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
	(in thousands)	(in thousands)
Net income (loss)	$(1,253)	$107,879	$(7,061)
Interest expense	542	5,256	12,876
Interest income	(1)	(82)	(139)
Provision (benefit) for income taxes	(91)	109	115
Depreciation	2,205	3,963	5,837
Amortization of intangibles	68	1,984	2,796
EBITDA	$1,470	$119,109	$14,424
Loss on revaluation of contingent liability (1)	—	—	25
Reorganization items, net	—	(125,640)	—
Restructuring charges and other expenses (2)	555	5,408	—
Stock-based compensation expense	—	1,890	750
Cash award expense	121	250	892
Loss (gain) on sale of property and equipment	(37)	(147)	446
Adjusted EBITDA	$2,109	$870	$16,537
(1)Amounts relate to the revaluation of a contingent liability associated with a 2018 acquisition. The impact is included in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). For additional information on contingent liabilities, see Note 11 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
(2)For the 2026 Successor Period, amounts relate to professional fees incurred after the Plan Effective Date in relation to the Chapter 11 Cases. For the 2026 Predecessor Period, amounts relate to professional fees incurred prior to the Petition Date in relation to the Chapter 11 Cases.
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss):

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
	(in thousands)	(in thousands)
Calculation of gross profit:
Revenues	$41,603	$88,392	$150,466
Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,600	80,546	122,470
Depreciation (related to cost of revenues)	2,162	3,886	5,723
Amortization of intangibles	68	1,984	2,796
Gross profit	$3,773	$1,976	$19,477
Adjusted gross profit reconciliation:
Gross profit	$3,773	$1,976	$19,477
Depreciation (related to cost of revenues)	2,162	3,886	5,723
Amortization of intangibles	68	1,984	2,796
Adjusted gross profit	$6,003	$7,846	$27,996
Liquidity and Capital Resources
Sources and Uses of Liquidity
Historically, we have met our liquidity needs principally from cash on hand, cash flows from operations and, if needed, external borrowings and issuances of debt and equity securities. Our principal uses of cash are to fund capital expenditures, service our outstanding debt, and fund our working capital requirements. Due to our high level of variable costs and the asset-light make-up of our business, we have historically been able to quickly implement cost-cutting measures as the market dictates.
For 2026, our planned capital expenditure budget, excluding possible acquisitions, is currently expected to be between $20.0 million to $30.0 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. Although we do not budget for acquisitions, pursuing growth through acquisitions may continue to be a part of our business strategy. Our ability to make significant additional acquisitions for cash may require us to obtain additional equity or debt refinancing, which we may not be able to obtain on terms acceptable to us or at all.
Based on our current forecasts, we believe that our cash on hand, together with cash flows from operations and borrowings under the Exit ABL Facility, should be sufficient to meet our cash requirements, including for normal operating needs, debt service obligations, and planned capital expenditures and commitments, for at least the next twelve months from the issuance date of our condensed consolidated financial statements. However, we can make no assurance regarding our ability to achieve our forecasts, which are materially dependent on our improved financial performance and the ever-changing market.
Capital Resources Prior to and During the Chapter 11 Cases
The filing of the Chapter 11 Cases constituted events of default that accelerated our obligations related to the 2028 Notes and the Prepetition ABL Facility (as defined and described in Note 9 – Debt Obligations). As a result, the principal and interest due under our outstanding 2028 Notes and Prepetition ABL Facility became immediately due and payable. However, any efforts to enforce such payment obligations were automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code.
On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility, and the Company Parties entered into a senior secured super-priority asset-based debtor-in-possession loan and security agreement (the “DIP Loan and Security Agreement”) with White Oak Commercial Finance, LLC, as agent (the “DIP Agent”), and White Oak ABL 3, LLC and White Oak Europe ABL Limited, as lenders, which provided the Company Parties with a senior secured super-

priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount (the “DIP Maximum Revolving Facility Amount”) of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement (which totaled approximately $67.3 million as of February 3, 2026). A portion of the DIP ABL Facility not in excess of $5.0 million was available for the issuance of standby letters of credit. Our obligations under the DIP ABL Facility were secured by a first-priority security interest in substantially all our tangible and intangible assets and all of our current domestic and Canadian subsidiaries, subject to, among other things, customary bankruptcy-related exceptions including certain carve-outs for administrative and professional fee payments arising in connection with the Chapter 11 Cases.
Borrowings under the DIP ABL Facility were subject to a borrowing base. The outstanding balance of the borrowings under the DIP ABL Facility could not exceed in the aggregate at any time the lesser of (i) the DIP Maximum Revolving Facility Amount reduced by certain customary reserves and (ii) the borrowing base, which was calculated on the basis of eligible accounts and inventory. In particular, the borrowing base was equal to (a) 92.5% of the aggregate amount of eligible U.S. and Canadian billed accounts receivable, plus (b) the lesser of (x) 85% of the aggregate amount of eligible U.S. and Canadian unbilled accounts receivable and (y) $6.0 million, plus (c) the lesser of (x) 50% of the aggregate amount of eligible billed non-U.S. and non-Canadian accounts receivable and (y) $3.0 million, plus (d) the lower of cost or market value of eligible inventory, multiplied by the lessor of (x) 70% and (y) 85% of the appraised net orderly liquidation value divided by the book value in respect of such inventory, and, in the case of inventory consisting raw materials, not to exceed a maximum sublimit of $1.0 million, plus (e) the lesser of (x) $10.0 million and (y) an amount equal to 10% of the borrowing base, minus (f) the aggregate amount of reserves, if any, established by the DIP Agent.
Borrowings under the DIP ABL Facility bore interest at a per annum rate equal to the term-specific Secured Overnight Financing Rate (“SOFR”) for an interest period of one month, subject to a 1.50% floor, plus an applicable margin of 4.00%.
The maturity date of the DIP ABL Facility was the earlier of the Plan Effective Date and 120 days after the Petition Date, subject to earlier termination upon the occurrence of certain events specified in the DIP Loan and Security Agreement. The proceeds of the DIP ABL Facility were for (i) working capital and corporate purposes of the Company Parties, (ii) bankruptcy-related costs and expenses in respect of the Chapter 11 Cases, (iii) costs and expenses related to the DIP ABL Facility, and (iv) refinancing of obligations under the Prepetition ABL Loan and Security Agreement.
The DIP Loan and Security Agreement contained certain representations and warranties, events of default, and various affirmative and negative covenants that were customary for debtor-in-possession loan agreements of this type, including limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and investments (including acquisitions). In addition, the DIP Loan and Security Agreement contained certain financial covenants, including a minimum excess availability of not less than $5.0 million.
Capital Resources and Uses After the Chapter 11 Cases
Under the terms of the Restructuring Support Agreement and the Plan, upon successful emergence from the Chapter 11 Cases, the 2028 Notes were canceled and the holders of the 2028 Notes received shares of the reorganized Company’s common stock.
On the Plan Effective Date, the DIP ABL Facility was converted into the Exit ABL Facility, a first priority senior secured asset-based revolving credit facility consisting of up to $135.0 million in aggregate principal amount (the “Exit Maximum Revolving Facility Amount”) of revolving commitments. A portion of the Exit ABL Facility not in excess of $5.0 million is available for the issuance of standby letters of credit. Our obligations under the Exit ABL Facility are secured by a first-priority security interest in substantially all of our tangible and intangible assets, including all machinery and equipment, and are guaranteed by certain of our existing and future domestic and Canadian subsidiaries.
Borrowings under the Exit ABL Facility are subject to a borrowing base. The outstanding balance of the borrowings under the Exit ABL Facility may not exceed in the aggregate at any time the lesser of (i) the Exit Maximum Revolving Facility Amount reduced by certain customary reserves and (ii) the borrowing base, which is calculated on the basis of eligible accounts, inventory, machinery and equipment, and, at the Company Parties’ election, certain real property assets of the Company Parties. In particular, the borrowing base is equal to (a) 92.5% of the aggregate amount of eligible U.S. and Canadian billed accounts receivable, plus (b) the lesser of (x) 85% of the aggregate amount of eligible U.S. and Canadian unbilled accounts receivable and (y) $6 million, plus (c) the lesser of (“Foreign Accounts Availability”) (x) 50% of the aggregate amount of eligible billed non-U.S. and non-Canadian accounts receivable and (y) $3 million, plus (d) the lower of cost or market value of eligible inventory, multiplied by the lesser of (x) 70% and (y) 85% of the appraised net orderly liquidation value divided by the book value in respect of such inventory, and, in the case of inventory constituting raw materials, not to exceed a maximum sublimit of $1 million, plus (e) the lesser of (“SOFA Availability”) (x) $10 million and (y) an amount equal to 10% of the borrowing base, plus (f) the lesser of (x) the sum of (1) up to 75% of the net orderly liquidation value of eligible machinery and equipment (“M&E Availability”) plus (2) up to 75% of the fair market value of eligible real property owned by certain of the Company Parties (“Real Property Availability”) and (y) $30 million (which amount shall be permanently reduced on a yearly basis based on a 5-year straight line amortization), minus (g) the aggregate amount of reserves, if any, established by the agent under the loan and security agreement governing the Exit ABL Facility (the “Exit Loan and Security Agreement”). The Real Property Availability is subject to the Company Parties’ election, at their option, to enter into mortgages from time to time in favor of the agent and lenders under the Exit Loan and Security Agreement with respect to their eligible real property assets as well as the satisfaction of other customary eligibility criteria with respect thereto.
Borrowings under the Exit ABL Facility bear interest at a per annum rate equal to the term-specific SOFR for an interest period of one month, subject to a 1.50% floor, plus an applicable margin ranging from 3.50% to 4.00%, depending on our fixed charge coverage ratio, subject to an additional margin of 0.50% with respect to any revolving loans or letters of credit utilizing any of M&E Availability, Real Property Availability, SOFA Availability, and/or Foreign Accounts Availability.
The maturity date of the Exit ABL Facility is three years after the Plan Effective Date, subject to earlier termination upon the occurrence of certain events specified in the Exit Loan and Security Agreement. The proceeds of the Exit ABL Facility have been used for (i) working capital and general corporate purposes of the Company Parties, (ii) costs and expenses related to the Exit ABL Facility, and (iii) refinancing of all obligations under the DIP ABL Facility.
The Exit Loan and Security Agreement contains certain representations and warranties, events of default, and various affirmative and negative covenants that are customary for asset-based credit facilities of this type, including financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, and investments (including acquisitions). In addition, the Exit Loan and Security Agreement contains certain financial covenants, including a minimum excess availability of not less than $5.0 million and a minimum fixed charge coverage ratio of 1.10 to 1.00 that will be tested when the excess availability under the Exit ABL Facility is less than the lesser of (a) 7.5% of the lesser of (x) the Exit Maximum Revolving Facility Amount minus reserves and (y) the borrowing base and (b) $9.0 million, which minimum fixed charge coverage ratio would apply until the excess availability is greater than or equal to such threshold for a period of 30 consecutive days.
At March 31, 2026, we had $90.4 million of outstanding borrowings under the Exit ABL Facility. At March 31, 2026, we had $11.2 million of cash and cash equivalents and $35.7 million of availability under the Exit ABL Facility, which resulted in a total liquidity position of $46.9 million. For additional information on the Exit ABL Facility, see Note 9 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q. On April 28, 2026, we borrowed an additional $5.0 million under the Exit ABL Facility.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Successor	Predecessor
	Period from March 6, 2026 through March 31, 2026	Period from January 1, 2026 through March 5, 2026	Three Months Ended March 31, 2025
	(in thousands)	(in thousands)
Operating activities	$(2,416)	$(9,951)	$(5,277)
Investing activities	(3,442)	(2,036)	(3,981)
Financing activities	(787)	20,496	(1,556)
Impact of foreign exchange rate on cash	70	89	209
Net change in cash, cash equivalents, and restricted cash	$(6,575)	$8,598	$(10,605)
Operating Activities
Net cash used in operating activities was $2.4 million for the 2026 Successor Period, which resulted from a net loss of $1.3 million, adjusted for non-cash items of $3.4 million and net cash outflows of $4.6 million from changes in working capital. Non-cash items primarily consisted of depreciation and amortization expense of $2.3 million and amortization of operating leases of $1.0 million. The net cash outflow from changes in working capital was driven primarily by an increase in accounts receivable of $9.2 million due to the timing of customer invoices and payments. The net cash outflows were partially offset by an increase in accounts payable and accrued expenses of $5.2 million due to the timing of vendor invoices and payments.

Net cash used in operating activities was $10.0 million for the 2026 Predecessor Period, which resulted from net income of $107.9 million, adjusted for non-cash items of $123.6 million and net cash inflows of $5.8 million from changes in working capital. Non-cash items primarily consisted of non-cash income from reorganization items, net, of $139.2 million, depreciation and amortization expense of $5.9 million, amortization of operating leases of $2.9 million, non-cash inventory provisions of $2.5 million, and amortization of deferred financing costs of $2.4 million. The net cash inflow from changes in working capital was driven primarily by an increase in accounts payable and accrued expenses of $8.9 million due to the timing of vendor invoices and payments, as well as a decrease in inventories, net of $2.1 million and a decrease in prepaids and other current assets of $1.7 million due to timing of payments. The net cash inflows were partially offset by a decrease in operating lease obligations of $3.7 million and an increase in accounts receivable of $3.2 million due to timing of customer invoices and payments.
Net cash used in operating activities was $5.3 million for the 2025 Predecessor Period, which resulted from net loss of $7.1 million, adjusted for non-cash items of $16.0 million and net cash outflows of $14.2 million from changes in working capital. Non-cash items primarily consisted of depreciation and amortization expense of $8.6 million, amortization of operating leases of $3.4 million, and amortization of deferred financing costs of $2.1 million. The net cash outflow from changes in working capital was driven primarily by an increase in accounts receivable of $14.0 million due to timing of customer invoices and payments.
Investing Activities
Net cash used in investing activities was $3.4 million for the 2026 Successor Period primarily due to cash purchases of property and equipment of $3.5 million.
Net cash used in investing activities was $2.0 million for the 2026 Predecessor Period primarily due to cash purchases of property and equipment of $2.9 million, which were partially offset by cash proceeds from property and equipment casualty losses and sales of $0.9 million.
Net cash used in investing activities was $4.0 million for the 2025 Predecessor Period and consisted of cash purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $0.8 million for the 2026 Successor Period and consisted of payments on other short-term debt.
Net cash provided by financing activities was $20.5 million for the 2026 Predecessor Period, reflecting proceeds from the Exit ABL Facility of $89.5 million, proceeds from the DIP ABL Facility of $79.5 million, and proceeds from the Prepetition ABL Facility of $3.0 million which were partially offset by payments on the DIP ABL Facility of $82.6 million, payments on the Prepetition ABL Facility of $67.3 million, and payments on other short-term debt of $1.6 million.
Net cash used in financing activities was $1.6 million for the 2025 Predecessor Period, reflecting $1.3 million in payments on other short-term debt and $0.2 million in payments of contingent liabilities.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting estimates, which are estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations, are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 – Basis of Presentation and Note 3 – Emergence from Bankruptcy in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
During the quarterly period ended March 31, 2026, upon our emergence from bankruptcy, we established controls over the application of fresh start accounting. Except for such application of fresh start accounting, there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
We recently emerged from bankruptcy, which may adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees, and other third parties.
Many risks exist as a result of the Chapter 11 Cases and our emergence, including the following:
• key suppliers, vendors, customers or other contract counterparties could, among other things, renegotiate the terms of our agreements, attempt to terminate their relationships with us, or require financial assurances from us;
• our ability to renew existing contracts and obtain new contracts on reasonably acceptable terms and conditions may be adversely affected;
• we may have difficulty obtaining acceptable and sufficient financing to execute our business plan;
• our ability to attract, motivate and/or retain key executives and employees has been and may continue to be adversely affected; and
• competitors may take business away from us, and our ability to compete for new business and attract and retain customers may be negatively impacted.
The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition, and reputation. We cannot ensure that having been subject to bankruptcy protection will not adversely affect our operations in the future.
Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.
In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
Our historical financial statements will not be comparable to the information contained in our financial statements after the application of fresh start accounting.
Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with ASC 852, which on the Plan Effective Date resulted in a new entity for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date. Fresh start accounting requires that new fair values be established for our assets, liabilities, and equity as of the Plan Effective Date. These new fair values differ materially from the recorded values on the historical balance sheets of the Predecessor. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after March 5, 2026 are not comparable with the financial statements prior to and including March 5, 2026. This will make it difficult for stockholders to assess our performance in relation to prior periods. See Note 3 – Emergence from Bankruptcy to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Pursuant to the Plan, upon our emergence from bankruptcy, the composition of our Board of Directors (“Board”) changed significantly.
Our Board is now made up of six directors, with a new non-executive Chairperson of the Board, and three individuals who have not previously served on the Board. The new directors have different backgrounds, experiences, and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new Board will pursue, or will pursue in the same manner, our strategic plans as our prior Board. As a result, our future strategy and plans may differ materially from those of the past.
The ability to attract and retain key personnel is critical to the success of our business and has been and may continue to be affected by our emergence from bankruptcy.
The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. Subsequent to our emergence, certain officers and other key personnel resigned, and it is possible that additional officers or other key personnel may resign or retire; we may not be able to replace them in a timely manner and we could experience significant declines in productivity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description
2.1
Amended Joint Prepackaged Plan of Reorganization of Nine Energy Service, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (Incorporated by reference to Exhibit 2.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 10, 2026).

3.1
Fourth Amended and Restated Certificate of Incorporation of Nine Energy Service, Inc., dated March 5, 2026 (Incorporated by reference to Exhibit 3.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 10, 2026).

3.2
Fifth Amended and Restated Bylaws of Nine Energy Service, Inc., dated March 5, 2026 (Incorporated by reference to Exhibit 3.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 10, 2026).

10.1
Loan and Security Agreement, dated as of March 5, 2026, by and among Nine Energy Service, Inc. and certain subsidiaries thereof, as a borrower or guarantor as provided therein, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 10, 2026).

10.2
Registration Rights Agreement, dated as of March 5, 2026, by and among Nine Energy Service, Inc. and the stockholders from time to time party thereto (Incorporated by reference to Exhibit 10.2 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 10, 2026).

10.3
Voting Agreement, dated as of March 5, 2026, by and among Nine Energy Service, Inc. and MacKay Shields LLC (Incorporated by reference to Exhibit 10.3 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 10, 2026).

10.4
Voting Agreement, dated as of March 5, 2026, by and among Nine Energy Service, Inc. and Philosophy Distressed and Special Solutions Fund LP, Philosophy Capital Partners, LP, Star V Partners LLC, Blackwell Partners LLC – Series A and Cassini Partners, L.P. (Incorporated by reference to Exhibit 10.4 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on March 10, 2026).

10.5
Senior Secured Superpriority Asset-Based Debtor-In-Possession Loan and Security Agreement, dated as of February 3, 2026, by and among Nine Energy Service, Inc. and certain subsidiaries thereof, as a borrower or guarantor as provided therein, White Oak Commercial Finance, LLC, as agent for the lenders, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on February 6, 2026).

10.6
Restructuring Support Agreement, dated as of February 1, 2026, by and among the Company Parties and Consenting Stakeholders (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on February 2, 2026).

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Principal Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Principal Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.

**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	May 13, 2026	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date:	May 13, 2026	By:	/s/ Heather Schmidt
Heather Schmidt
Interim Chief Financial Officer and Senior Vice President, Strategic Development & Investor Relations
(Principal Financial Officer)