Form 10-Q
period 2026-06-30
Nine Energy Service, Inc.
filed 2026-08-05
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒  No  ☐
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at August 3, 2026 was 13,949,990.

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
We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026. These factors, some of which are beyond our control, include the following:
•Our business is cyclical and depends on capital spending and well completions by the onshore oil and natural gas industry, and the level of such activity is volatile and strongly influenced by current and expected oil and natural gas prices. If the prices of oil and natural gas decline, our business, financial condition, results of operations, cash flows, and prospects may be materially adversely affected. Significant factors that are likely to affect near-term commodity prices include geopolitical and economic developments in the United States (the “U.S.”) and globally, including conflicts, instability, acts of war, or terrorism in oil-producing countries or regions, particularly Iran and elsewhere in the Middle East, Russia, South America, and Africa, and tariffs imposed by the U.S. and other countries or retaliatory trade measures; actions by the members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil-exporting nations that relate to or impact oil production and supply; weather conditions; the effect of U.S. energy, monetary, and trade policies; and the pace of economic growth in the U.S. and throughout the world.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$16,849	$18,449
Restricted cash	1,400	1,393
Accounts receivable, net	91,599	75,979
Inventories, net	48,769	56,553
Prepaid expenses	11,307	13,538
Other current assets	1,375	2,919
Total current assets	171,299	168,831
Property and equipment, net	106,572	64,266
Operating lease right-of-use assets, net	30,293	34,105
Finance lease right-of-use assets, net	36	16
Intangible assets, net	8,898	68,063
Other long-term assets	557	4,183
Total assets	$317,655	$339,464
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$44,448	$43,564
Accrued expenses	13,927	27,764
Income taxes payable	381	356
Current portion of long-term debt	1,606	6,310
Current portion of operating lease obligations	12,695	13,409
Current portion of finance lease obligations	37	6
Total current liabilities	73,094	91,409
Long-term liabilities
Long-term debt	97,344	341,572
Long-term operating lease obligations	17,188	21,352
Other long-term liabilities	459	87
Total liabilities	188,085	454,420
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Predecessor common stock (120,000,000 shares authorized at $0.01 par value; 43,326,339 shares issued and outstanding at December 31, 2025)	—	433
Successor common stock (70,000,000 shares authorized at $0.01 par value; 13,949,990 shares issued and outstanding at June 30, 2026)	139	—
Additional paid-in capital	135,638	808,432
Accumulated other comprehensive loss	(64)	(5,187)
Accumulated deficit	(6,143)	(918,634)
Total stockholders’ equity (deficit)	129,570	(114,956)
Total liabilities and stockholders’ equity (deficit)	$317,655	$339,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenues
Service	$104,679	$110,211
Product	37,127	37,040
	141,806	147,251
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	93,138	93,324
Product	28,728	28,115
General and administrative expenses	15,609	13,874
Depreciation	7,038	5,796
Amortization of intangibles	205	2,796
Loss on revaluation of contingent liability	—	48
Gain on sale of property and equipment	(23)	(80)
Income (loss) from operations	(2,889)	3,378
Interest expense	1,878	14,729
Interest income	(99)	(319)
Other income	(162)	(187)
Loss before income taxes	(4,506)	(10,845)
Provision (benefit) for income taxes	384	(454)
Net loss	$(4,890)	$(10,391)
Loss per share
Basic	$(0.35)	$(0.25)
Diluted	$(0.35)	$(0.25)
Weighted average shares outstanding
Basic	13,949,990	40,886,710
Diluted	13,949,990	40,886,710
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(96)	$228
Total other comprehensive income (loss), net of tax	(96)	228
Total comprehensive loss	$(4,986)	$(10,163)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
Revenues
Service	$137,818	$71,113	$226,838
Product	45,591	17,279	70,879
	183,409	88,392	297,717
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	121,443	60,582	188,908
Product	36,023	19,964	55,001
General and administrative expenses	20,232	13,052	27,137
Depreciation	9,243	3,963	11,633
Amortization of intangibles	273	1,984	5,592
Loss on revaluation of contingent liability	—	—	73
Loss (gain) on sale of property and equipment	(60)	(147)	366
Income (loss) from operations	(3,745)	(11,006)	9,007
Interest expense	2,420	5,256	27,605
Interest income	(100)	(82)	(458)
Reorganization items, net	—	(124,059)	—
Other income	(215)	(109)	(349)
Income (loss) before income taxes	(5,850)	107,988	(17,791)
Provision (benefit) for income taxes	293	109	(339)
Net income (loss)	$(6,143)	$107,879	$(17,452)
Income (loss) per share
Basic	$(0.44)	$2.65	$(0.43)
Diluted	$(0.44)	$2.65	$(0.43)
Weighted average shares outstanding
Basic	13,949,990	40,650,388	40,527,572
Diluted	13,949,990	40,659,260	40,527,572
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$(64)	$158	$490
Total other comprehensive income (loss), net of tax	(64)	158	490
Total comprehensive income (loss)	$(6,207)	$108,037	$(16,962)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Successor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2026	13,949,990	$139	$135,065	$32	$(1,253)	$133,983
Stock-based compensation expense	—	—	573	—	—	573
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(4,890)	(4,890)
Balance, June 30, 2026	13,949,990	$139	$135,638	$(64)	$(6,143)	$129,570

Predecessor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, March 31, 2025	42,348,643	$423	806,981	$(5,144)	$(874,373)	$(72,113)
Issuance of common stock under stock compensation plan, net of forfeitures	1,021,544	11	(11)	—	—	—
Stock-based compensation expense	—	—	539	—	—	539
Other comprehensive income	—	—	—	228	—	228
Net loss	—	—	—	—	(10,391)	(10,391)
Balance, June 30, 2025	43,370,187	$434	$807,509	$(4,916)	$(884,764)	$(81,737)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Successor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at March 6, 2026	13,949,990	$139	$135,065	$—	$—	$135,204
Stock-based compensation expense	—	—	573	—	—	573
Other comprehensive loss	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	(6,143)	(6,143)
Balance at June 30, 2026	13,949,990	$139	$135,638	$(64)	$(6,143)	$129,570

Predecessor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at December 31, 2025	43,326,339	$433	$808,432	$(5,187)	$(918,634)	$(114,956)
Issuance of common stock under stock compensation plan, net of forfeitures	(15,562)	—	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	—	1,890
Other comprehensive income	—	—	—	158	—	158
Net income	—	—	—	—	107,879	107,879
Cancellation of Predecessor equity	(43,310,777)	(433)	(810,322)	5,029	810,755	5,029
Issuance of Successor common stock	13,949,990	139	135,065	—	—	135,204
Balance at March 5, 2026	13,949,990	$139	$135,065	$—	$—	$135,204

Predecessor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at December 31, 2024	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
Issuance of common stock under stock compensation plan, net of forfeitures	1,021,544	11	(11)	—	—	—
Stock-based compensation expense	—	—	1,289	—	—	1,289
Other comprehensive income	—	—	—	490	—	490
Net loss	—	—	—	—	(17,452)	(17,452)
Balance at June 30, 2025	43,370,187	$434	$807,509	$(4,916)	$(884,764)	$(81,737)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities
Net income (loss)	$(6,143)	$107,879	$(17,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	9,243	3,963	11,633
Amortization of intangibles	273	1,984	5,592
Amortization of operating leases	4,666	2,930	7,135
Amortization of deferred financing costs and non-cash interest	2,039	2,421	6,322
Provision for doubtful accounts	4	82	51
Provision for inventory obsolescence	203	2,462	1,135
Stock-based compensation expense	573	1,890	1,289
Loss (gain) on sale of property and equipment	(60)	(147)	366
Loss on revaluation of contingent liability	—	—	73
Non-cash reorganization items, net	—	(139,231)	—
Changes in operating assets and liabilities
Accounts receivable, net	(12,506)	(3,211)	(12,834)
Inventories, net	1,371	2,059	(4,340)
Prepaid expenses and other current assets	1,505	1,658	592
Accounts payable and accrued expenses	(2,250)	8,883	12,633
Income taxes receivable/payable	(78)	109	417
Operating lease obligations	(3,902)	(3,674)	(7,068)
Other assets and liabilities	350	(8)	(733)
Net cash provided by (used in) operating activities	(4,712)	(9,951)	4,811
Cash flows from investing activities
Proceeds from sales of property and equipment	197	286	107
Proceeds from property and equipment casualty losses	25	628	—
Purchases of property and equipment	(7,539)	(2,950)	(9,853)
Net cash used in investing activities	(7,317)	(2,036)	(9,746)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	—	52,946
Payments on revolving credit facilities	—	—	(51,000)
Proceeds from Prepetition ABL Facility	—	3,000	—
Payments of Prepetition ABL Facility	—	(67,349)	—
Proceeds from DIP ABL Facility	—	79,495	—
Payments of DIP ABL Facility	—	(82,568)	—
Proceeds from Exit ABL Facility	5,000	89,479	—
Cost of debt issuance	—	—	(4,507)
Payments of short-term debt	(3,154)	(1,550)	(2,667)
Principal payments on finance leases	(18)	(11)	(20)
Payments of contingent liability	—	—	(223)
Net cash provided by (used in) financing activities	1,828	20,496	(5,471)

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
Impact of foreign currency exchange on cash	10	89	281
Net increase (decrease) in cash, cash equivalents, and restricted cash	(10,191)	8,598	(10,125)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash at beginning of period	$28,440	$19,842	$27,880
Cash, cash equivalents, and restricted cash at end of period	$18,249	$28,440	$17,755

Supplemental disclosures of cash flow information:
Cash paid for interest	$88	$72	$21,589
Cash paid (refunded) for income taxes	$370	$—	$(777)
Right-of-use assets obtained in exchange for operating lease obligations	$3,154	$589	$6,540
Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$—	$60	$26
Capital expenditures in accounts payable and accrued expenses	$2,473	$1,547	$1,373

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
Upon the Plan Effective Date, the Company applied fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 852-Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Accordingly, the Company’s financial statements and accompanying notes after the Plan Effective Date are not comparable to its financial statements and accompanying notes on and prior to that date. This delineation between periods ending on or prior to the Plan Effective Date and periods after the Plan Effective Date is shown in the unaudited condensed consolidated financial statements, certain tables within these notes, and other parts of this Quarterly Report on Form 10-Q through the use of a black line that emphasizes the lack of comparability between periods. For additional information, see Note 3 – Emergence from Bankruptcy.
In this Quarterly Report on Form 10-Q, the “Successor” refers to the Company after its emergence from bankruptcy and the “Predecessor” refers to the Company prior to its emergence from bankruptcy, and references to the financial position and results of operations of the Successor are to the financial position and results of operations of the Company after the Plan Effective Date and references to the financial position and results of operations of the Predecessor are to the financial position and results of operations of the Company on and prior to the Plan Effective Date. Also, in this Quarterly Report on Form 10-Q, the period from March 6, 2026 through June 30, 2026 is referred to as the “2026 Successor Period,” the period from January 1, 2026 through March 5, 2026 is referred to as the “2026 Predecessor Period,” and the three months ended June 30, 2026 is referred to as the “2026 Successor Quarter.” The three and six months ended June 30, 2025 are referred to as the “2025 Predecessor Quarter” and the “2025 Predecessor Period,” respectively.
Risks and Uncertainties
As Nine is a spot-market business, the Company’s business and its pricing depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices, which have been extremely volatile historically and in recent years. In addition, the Company’s earnings are affected by its ability to maintain current pricing levels, the impact of wage and labor inflation, labor shortages, and supply chain constraints. Due to the spot-market nature of its business, the Company’s revenue and earnings generally move very closely with rig, frac, and stage counts.
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments except as disclosed in Note 3 – Emergence from Bankruptcy, necessary for a fair statement of its financial position as of June 30, 2026 and its results of operations for the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period as well as its cash flows for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), except as disclosed in Note 3 – Emergence from Bankruptcy, and should be read in conjunction therewith. Except as disclosed herein, and with the exception of information in this report related to the Company’s emergence from Chapter 11 and fresh start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2025 Form 10-K. The Predecessor Condensed Consolidated Balance Sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Restricted Cash
Restricted cash at June 30, 2026 and December 31, 2025 represent funds required to be set aside, under a contractual agreement with a bank, as collateral for certain letters of credit and other general purposes. Restricted cash at March 5, 2026 represents funds maintained primarily to pay debtor-related professional fees associated with the Company’s Chapter 11 Cases as well as funds required to be set aside, under a contractual agreement with a bank, as collateral for certain letters of credit and other general purposes.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	Successor		Predecessor
	June 30, 2026	March 5, 2026	December 31, 2025
	(in thousands)		(in thousands)
Cash and cash equivalents	$16,849	$17,824	$18,449
Restricted cash	1,400	10,616	1,393
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$18,249	$28,440	$19,842
New Accounting Standards
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, an update which requires additional disclosure of certain expense captions presented on the face of the Company’s income statement as well as disclosures about selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, and should be applied on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on the disclosures within its condensed consolidated financial statements.
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
On the Plan Effective Date, pursuant to the Plan, the Company entered into a loan and security agreement (the “Exit Loan and Security Agreement”) with White Oak Commercial Finance, LLC, as agent, and the lenders from time to time party thereto, and on the terms and subject to the conditions set forth therein, each DIP Lender exchanged and converted all of its loans under the DIP Loan and Security Agreement for loans under the Exit Loan and Security Agreement.
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
For additional information, see Note 9 – Debt Obligations.

Reorganization Items, Net
In accordance with ASC 852, any incremental expenses, gains, and losses that are realized or incurred as of or subsequent to the Petition Date that are a direct result of the Chapter 11 Cases are reported as “Reorganization Items, net.” The following table summarizes the components of reorganization items included in the Company’s Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

Predecessor
Period from January 1, 2026 through March 5, 2026
(in thousands)
Gain on settlement of liabilities subject to compromise	$184,296
Write-off of deferred financing costs	(24,243)
Fresh start adjustments	(17,429)
Fees related to the DIP ABL Facility	(2,567)
Success fees	(5,440)
Other professional fees	(8,977)
Write-off of stock-based compensation	(1,581)
Reorganization items, net	$124,059

Cash payments for reorganization items, net through June 30, 2026	$12,940
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

Condensed Consolidated Balance Sheet
The following condensed consolidated balance sheet is as of March 5, 2026. This condensed consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Plan Effective Date. The explanatory notes following the table below provide further details on the adjustments, including the assumptions and methods used to determine the fair value of the Company’s assets and liabilities.

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$23,038	$(5,214)	(a)	$—		$17,824
Restricted cash	1,475	9,141	(b)	—		10,616
Accounts receivable, net	79,124	—		—		79,124
Inventories, net	52,134	—		(1,734)	(j)	50,400
Prepaid expenses	12,145	—		—		12,145
Other current assets	2,044	—		—		2,044
Total current assets	169,960	3,927		(1,734)		172,153
Property and equipment, net	61,994	—		45,505	(k)	107,499
Operating lease right-of-use assets, net	32,034	—		(773)	(l)	31,261
Finance lease right-of-use assets, net	72	—		(17)	(m)	55
Intangible assets, net	66,079	—		(56,908)	(n)	9,171
Other long-term assets	808	—		(272)	(o)	536
Total assets	$330,947	$3,927		$(14,199)		$320,675
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$39,070	$—		$—		$39,070
Accrued expenses	19,015	1,630	(c)	—		20,645
Income taxes payable	465	—		—		465
Current portion of long-term debt	4,760	—		—		4,760
Current portion of operating lease obligations	292	13,020	(d)	(1,617)	(p)	11,695
Current portion of finance lease obligations	—	55	(d)	—		55
Total current liabilities	63,602	14,705		(1,617)		76,690
Long-term liabilities
Long-term debt	82,568	7,737	(e)	—		90,305
Long-term operating lease obligations	973	17,598	(d)	(182)	(p)	18,389
Other long-term liabilities	87	—		—		87
Liabilities subject to compromise	350,173	(350,173)	(f)	—		—
Total liabilities	497,403	(310,133)		(1,799)		185,471
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Predecessor common stock	433	(433)	(g)	—		—
Successor common stock	—	139	(h)	—		139
Predecessor additional paid-in capital	808,741	(808,741)	(g)	—		—
Successor additional paid-in capital	—	135,065	(h)	—		135,065
Accumulated other comprehensive loss	(5,029)	—		5,029	(q)	—
Accumulated deficit	(970,601)	988,030	(i)	(17,429)	(r)	—
Total stockholders’ equity (deficit)	(166,456)	314,060		(12,400)		135,204
Total liabilities and stockholders’ equity (deficit)	$330,947	$3,927		$(14,199)		$320,675

Reorganization Adjustments
(a)    Reflects the change in cash and cash equivalents for the following activities:

(in thousands)
Proceeds from the Exit ABL Facility	$89,479
Payment of outstanding borrowings under the DIP ABL Facility	(82,568)
Payment of non-retained professional fees	(2,828)
Funding of the professional fees escrow account	(9,221)
Payment of restructuring expenses	(156)
Transfer of cash and cash equivalents from restricted cash	80
Change in cash and cash equivalents	$(5,214)
(b)    Reflects the change in restricted cash for the following activities:

(in thousands)
Funding of the professional fees escrow account	$9,221
Transfer of restricted cash to cash and cash equivalents	(80)
Change in restricted cash	$9,141
(c)    Reflects the change in accrued liabilities for the following activities:

(in thousands)
Accrual of professional service success fees	$3,440
Payment of non-retained professional fees	(828)
Reclassification of professional fees to borrowings under the Exit ABL Facility	(826)
Payment of restructuring expenses	(156)
Change in accrued liabilities	$1,630
(d)    Reflects the reinstatement of operating and finance lease obligations of $30.7 million from liabilities subject to compromise.
(e)    Reflects the change in long-term debt for the following activities:

(in thousands)
Borrowings drawn under the Exit ABL Facility	$89,479
Record professional fees related to the Exit ABL Facility	826
Payment of outstanding borrowings under the DIP ABL Facility	(82,568)
Total change in long-term debt	$7,737
(f)    Liabilities subject to compromise settled or reinstated in accordance with the Plan and the resulting gain were determined as follows:

(in thousands)
Outstanding principal on 2028 Notes	$300,000
Operating and finance lease obligations	30,673
Accrued and unpaid interest	19,500
Total liabilities subject to compromise	350,173
Reinstatement of operating and finance lease obligations	(30,673)
Issuance of Successor common stock	(135,204)
Gain on settlement of liabilities subject to compromise	$184,296
(g)    Reflects the cancellation of the Predecessor’s common stock of $0.4 million and the Predecessor’s additional paid-in capital of $808.7 million.

(h)    Reflects the reorganization adjustments to common stock and additional paid-in capital:

(in thousands)
Par value of 13.9 million shares of new common stock issued	$139
Capital in excess of par value of 13.9 million issued and authorized shares of new common stock issued	135,065
Total Successor equity issued on the Plan Effective Date	$135,204
(i) Reflects the reorganization adjustments to accumulated deficit:

(in thousands)
Gain on settlement of liabilities subject to compromise	$184,296
Accrual of professional services success fees	(3,440)
Payment of non-retained professional fees	(2,000)
Write-off of unrecognized stock-based compensation expense	(1,581)
Total adjustments impacting reorganization items, net	177,275
Cancellation of Predecessor common stock and additional paid-in capital	810,755
Net change in accumulated deficit	$988,030
Fresh Start Adjustments
Under the application of fresh start accounting and with the assistance of valuation experts, the Company conducted an analysis of the Condensed Consolidated Balance Sheet to determine if any of its net assets would require a fair value adjustment as of the Plan Effective Date. The results of the Company’s analysis indicated that its principal assets, which include property and equipment, inventory, leases, and certain intangible assets at emergence, would require a fair value adjustment on the Plan Effective Date. The rest of the Company’s net assets were determined to have carrying values that approximated fair value on the Plan Effective Date with the exception of certain other assets and liabilities that were written off. Further details are described below.
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
(k)    Reflects the fair value adjustment of $45.5 million to property and equipment, net due to the Company’s adoption of fresh start accounting. The Level 3 fair value of property and equipment was determined by using a combination of (1) the cost approach, which considers historical acquisition costs for these assets adjusted for inflation, as well as factors in any potential obsolescence based on the current condition of the assets and (2) the market approach, which considers the sales of similar or substitute assets and related market data and establishes a value estimate by processes involving comparison.
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
(r)    The following table summarizes the cumulative impact of the fresh start adjustments, the elimination of the Predecessor’s accumulated other comprehensive loss, and the adjustments required to eliminate accumulated deficit:

(in thousands)
Fair value adjustment to inventories, net	$(1,734)
Fair value adjustment to property and equipment, net	45,505
Fair value adjustment to operating lease right-of-use assets	(773)
Fair value adjustment to finance lease right-of-use assets	(17)
Fair value adjustment to intangible assets, net	(56,908)
Fair value adjustment to other long-term assets	(272)
Fair value adjustment to operating lease obligations	1,799
Derecognition of Predecessor accumulated other comprehensive loss	(5,029)
Total fresh start adjustments impacting reorganization items, net	(17,429)
Net change in accumulated deficit	$(17,429)

4. Revenues
Disaggregation of Revenues
The following tables show revenue disaggregated by product line:

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(in thousands)	(in thousands)
Cement	$55,279	$52,181
Coiled tubing	26,441	25,072
Wireline	22,959	32,958
Service revenues	$104,679	$110,211

Tools	$37,127	$37,040
Product revenues	$37,127	$37,040

Total revenues	$141,806	$147,251

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
	(in thousands)	(in thousands)
Cement	$72,832	$35,870	$109,349
Coiled tubing	34,553	18,779	54,928
Wireline	30,433	16,464	62,561
Service revenues	$137,818	$71,113	$226,838

Tools	$45,591	$17,279	$70,879
Product revenues	$45,591	$17,279	$70,879

Total revenues	$183,409	$88,392	$297,717
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Accounts Receivable, Net
Accounts receivable, net as of June 30, 2026 and December 31, 2025 are detailed below:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
Accounts receivable	$91,603	$76,703
Allowance for doubtful accounts	(4)	(724)
Accounts receivable, net	$91,599	$75,979
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $0.2 million and $4.0 million at June 30, 2026 and December 31, 2025, respectively.
Inventories, net as of June 30, 2026 and December 31, 2025 were comprised of the following:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
Raw materials	$24,217	$33,610
Work in progress	1,583	146
Finished goods	23,172	26,802
Inventories	48,972	60,558
Reserve for obsolescence	(203)	(4,005)
Inventories, net	$48,769	$56,553
6. Property and Equipment
Property and equipment amounts as of June 30, 2026 and December 31, 2025 were as follows:

		Successor	Predecessor
	Estimated Useful Lives	June 30, 2026	December 31, 2025
		(in thousands)	(in thousands)
Operating equipment	1 to 12 years	$104,621	$321,177
Autos and trucks	1 to 7 years	305	2,904
Furniture, fixtures, and equipment	1 to 12 years	219	2,328
Shop equipment	3 to 15 years	3,279	11,639
Buildings	7 to 39 years	3,022	4,775
Leasehold improvements	3 to 11 years	1,806	4,283
Land	indefinite	2,539	3,219
		115,791	350,325
Less: Accumulated depreciation		(9,219)	(286,059)
Property and equipment, net		$106,572	$64,266
Depreciation expense was $7.0 million, $9.2 million, and $4.0 million for the 2026 Successor Quarter, the 2026 Successor Period, and the 2026 Predecessor Period, respectively.
Depreciation expense was $5.8 million and $11.6 million for the 2025 Predecessor Quarter and 2025 Predecessor Period, respectively.

7. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2026 and December 31, 2025 was as follows:

	Successor
	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
	(in thousands, except weighted average amortization period information)
Technology	$3,421	$(81)	$3,340	14.3
Trade names	5,750	(192)	5,558	9.7
Total	$9,171	$(273)	$8,898

	Predecessor
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(58,178)	$5,092	1.8
Technology	125,110	(62,139)	62,971	7.8
Total	$188,380	$(120,317)	$68,063

Upon the adoption of fresh start accounting, the Company identified intangible assets of approximately $9.2 million, which consisted of technology and trade names. The Level 3 fair value of technology and trade names was determined by using the income approach, specifically the relief-to-royalty method. The relief-to-royalty method is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of each intangible asset. Significant inputs utilized in determining the fair value included, but were not limited to, estimates of revenue growth rates, operating profit margins, royalty rates, discount rates, future market share, and future market conditions, which the Company believes are reasonable and appropriate. Royalty rates ranged from 0.25% to 1.25% and discount rates ranged from 17.5% to 22.5%.
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
Amortization of intangibles expense was $0.2 million, $0.3 million, and $2.0 million for the 2026 Successor Quarter, the 2026 Successor Period, and the 2026 Predecessor Period, respectively.
Amortization of intangibles expense was $2.8 million and $5.6 million for the 2025 Predecessor Quarter and 2025 Predecessor Period, respectively.

Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2026	$410
2027	819
2028	820
2029	819
2030	819
2031	799
Thereafter	4,412
Total	$8,898
8. Accrued Expenses
Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
Accrued interest (1)	$660	$16,775
Accrued compensation and benefits	5,665	5,021
Accrued bonus	1,720	1,853
Accrued professional fees	1,710	1,058
Other accrued expenses	4,172	3,057
Accrued expenses	$13,927	$27,764
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
9. Debt Obligations
The Company’s debt obligations as of June 30, 2026 and December 31, 2025 were as follows:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
2028 Notes (1)	$—	$300,000
Prepetition ABL Facility	—	63,311
Exit ABL Facility	97,344	—
Short-term debt (2)	1,606	6,310
Total debt before deferred financing costs	$98,950	$369,621
Deferred financing costs	—	(21,739)
Total debt	$98,950	$347,882
Less: Current portion of long-term debt	(1,606)	(6,310)
Long-term debt	$97,344	$341,572
(1)Reclassified to Liabilities Subject to Compromise in the Company’s Condensed Consolidated Balance Sheet as of the Petition Date. On the Petition Date, the Company ceased making interest payments and accruing interest expense on the 2028 Notes.

(2)The weighted average interest rate of short-term debt outstanding was 7.2% at both June 30, 2026 and December 31, 2025.
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
The Company was in compliance with all covenants contained in the Exit ABL Facility at June 30, 2026.
At June 30, 2026, the Company had $97.3 million outstanding borrowings under the Exit ABL Facility, and its availability under the Exit ABL Facility was approximately $30.0 million.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. The outstanding balance on these premiums was $1.6 million and $6.3 million at June 30, 2026 and December 31, 2025, respectively.

Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations at June 30, 2026 and December 31, 2025 was as follows:

	Successor	Predecessor
	June 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
2028 Notes	$—	$91,010
Prepetition ABL Facility	$—	$63,311
Exit ABL Facility	$97,344	$—
Short-term debt	$1,606	$6,310
The fair value of the 2028 Notes, Prepetition ABL Facility, Exit ABL Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the Prepetition ABL Facility, Exit ABL Facility, and short-term debt approximates their carrying value.
10. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities owned by David Crombie, an executive officer of the Company. Total lease expense and building maintenance and repair expense associated with these entities was $0.2 million, $0.3 million, $0.1 million, $0.3 million, and $0.5 million for the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively. The Company also purchased $1.5 million, $1.9 million, $0.8 million, $1.5 million, and $2.3 million of products and services during the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.9 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $0.7 million, $0.8 million, $0.1 million, $0.8 million, and $1.1 million during the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively. There were outstanding receivables due from Devon of $0.5 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively.
The Company provides products and services to Crescent Energy Company (“Crescent”), where one of the Company’s directors serves as the Chief Operating Officer. The Company generated revenue from Crescent of $1.1 million, $1.6 million, $0.9 million, $2.8 million, and $5.5 million during the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively. There were outstanding receivables due from Crescent of $0.5 million and $0.3 million at June 30, 2026 and December 31, 2025, respectively.
11. Commitments and Contingencies
Litigation
The Company records accruals related to litigation and other legal proceedings when loss is probable and reasonably estimable. Legal proceedings are inherently unpredictable and subject to significant uncertainties, and significant judgment is required to determine both probability and the estimated amount. Some of these uncertainties include the stage of litigation, available facts, uncertainty as to the outcome of any legal proceedings or settlement discussions, and any novel legal issues presented. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending litigation.
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

On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. The Company has posted a $2.7 million letter of credit representing the judgment amount and deferred royalties from the judgment date through June 30, 2026. While the Company believes it is probable that it will prevail on appeal resulting in no liability, in the event the Company does not prevail on appeal, the Company will be liable for the aggregate letter of credit posted through the date of appeal plus any future royalties awarded.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.9 million and $2.0 million at June 30, 2026 and December 31, 2025, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
As of the Plan Effective Date, the Company had recorded a full valuation allowance against its net deferred tax assets and continued to record a full valuation allowance as of June 30, 2026.

Provision (Benefit) for Income Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(in thousands, except percentages)	(in thousands, except percentages)
Provision (benefit) for income taxes	$384	$(454)
Effective tax rate	(8.5)%	4.2%

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
	(in thousands, except percentages)	(in thousands, except percentages)
Provision (benefit) for income taxes	$293	$109	$(339)
Effective tax rate	(5.0)%	0.1%	1.9%
The effective tax rate for interim periods is determined using an annualized effective tax rate (“AETR”), adjusted for discrete items. For the 2026 Successor Quarter and 2026 Successor Period, the Company estimated its AETR in recording its interim income tax provision for the various jurisdictions in which it operates. The application of the AETR to the 2026 Successor Quarter and 2026 Successor Period resulted in an income tax provision, primarily attributed to state and non-U.S. income taxes.
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
Basic and diluted earnings (loss) per share was computed as follows:

	Successor			Predecessor
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Basic	$(4,890)	13,949,990	$(0.35)	$(10,391)	40,886,710	$(0.25)
Unvested restricted stock	—	—	—	—	—	—
Diluted	$(4,890)	13,949,990	$(0.35)	$(10,391)	40,886,710	$(0.25)

	Successor			Predecessor
	Period from March 6, 2026 through June 30, 2026			Period from January 1, 2026 through March 5, 2026			Six Months Ended June 30, 2025
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Income Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Basic	$(6,143)	13,949,990	$(0.44)	$107,879	40,650,388	$2.65	$(17,452)	40,527,572	$(0.43)
Unvested restricted stock	—	—	—	—	8,872	—	—	—	—
Diluted	$(6,143)	13,949,990	$(0.44)	$107,879	40,659,260	$2.65	$(17,452)	40,527,572	$(0.43)

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

2026 Successor Quarter	—
2026 Successor Period	—
2025 Predecessor Quarter	193,608
2025 Predecessor Period	133,273
Share Capital
As discussed in Note 1 – Company and Organization, on the Plan Effective Date and pursuant to the terms of the Plan, all of the Company’s common stock outstanding prior to the Plan Effective Date was canceled for no consideration. On the Plan Effective Date, the Company issued 100% of a single class of common equity interests to the holders of the 2028 Notes at a rate of 46.5 shares of new common stock for each $1,000 of 2028 Notes (for a total of 13,949,990 shares of new common stock), and the 2028 Notes were canceled.
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
This section contains forward-looking statements based on our current expectations, estimates, and projections about our operations and the industry in which we operate. Our actual results may differ materially from those anticipated in these forward-looking statements because of various risks and uncertainties, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.
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
Fresh Start Accounting
Upon the Plan Effective Date, we applied fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 852-Reorganizations. The application of fresh start accounting resulted in a new basis of accounting and becoming a new entity for financial reporting purposes. Accordingly, our financial statements and accompanying notes after the Plan Effective Date are not comparable to our financial statements and accompanying notes on and prior to that date. For additional information, see Note 3 – Emergence from Bankruptcy in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

•Adjusted EBITDA: We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, and depreciation and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation and certain cash award expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable. During the second quarter of 2026, oil prices remained elevated relative to 2025 (during which the average West Texas Intermediate (“WTI”) price was $65.39 per barrel), driven in large part by geopolitical events and uncertainty surrounding global supply. WTI prices averaged $100.32 and $102.13 per barrel for April 2026 and May 2026, respectively; however, WTI prices declined to an average of $84.81 per barrel for June 2026 following the memorandum of understanding between the U.S. and Iran to end the conflict and reopen the Strait of Hormuz. Despite the elevated oil price environment during much of the second quarter of 2026, U.S. activity levels increased only modestly. At the end of the first quarter of 2026 (during which the average WTI price was $72.74 per barrel), the U.S. rig count was 543 rigs, and at the end of the second quarter of 2026, the U.S. rig count was 573 rigs. The increase in rig count during the second quarter was concentrated primarily in the latter part of the quarter, and operators continued to remain disciplined with capital spending despite higher commodity prices.
Natural gas prices have remained stable throughout the quarter, averaging $2.95 per million British thermal units (“MMBtu”) for the second quarter of 2026 compared to around $3.00 per MMBtu at the end of the first quarter of 2026. As a result, rig counts in natural gas-levered basins like the Haynesville Basin remained stable as well during the quarter. The Haynesville Basin had a total of 55 rigs at the end of the first quarter of 2026 and maintained the same rig count at the end of the second quarter of 2026. The long-term outlook on natural gas demand remains positive due mostly to potential increased demand coming from power generation related to artificial intelligence and data centers.
Due to the spot-market nature of our business, revenue and profitability generally move closely with U.S. rig, frac, and stage counts. While industry activity improved modestly during the second quarter of 2026 compared to the first quarter of 2026, our profitability was negatively impacted by significant margin compression within our coiled tubing business. During the quarter, two of our large-diameter coiled tubing units were taken out of service due to maintenance-related issues. At the same time, we experienced meaningful inflationary pressures across several cost categories, including consumables, labor, and repairs and maintenance. Our cementing business also faced inflationary cost pressures during the quarter, which further impacted margins.
The macro-outlook is uncertain, especially with recent geopolitical events. With what we know today, we anticipate that the average U.S. rig count during the third quarter of 2026 will be relatively flat to slightly up compared to the second quarter, with any incremental activity likely to be measured and dependent on the sustainability of commodity prices. One of our coiled tubing units that was out of service returned to service at the beginning of the third quarter; however, the second unit remains under repair and is expected to return near the end of the year. With the sustained revenue loss from this unit, combined with cost inflation, we expect third quarter revenue and profitability to be flat to modestly lower compared to the second quarter of 2026.
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
Results of Operations
Results for the 2026 Successor Quarter and the 2025 Predecessor Quarter

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(in thousands)	(in thousands)
Revenues	$141,806	$147,251

Cost of revenues (exclusive of depreciation and amortization shown separately below)	121,866	121,439
General and administrative expenses	15,609	13,874
Depreciation	7,038	5,796
Amortization of intangibles	205	2,796
Loss on revaluation of contingent liability	—	48
Gain on sale of property and equipment	(23)	(80)
Income (loss) from operations	(2,889)	3,378
Interest expense	1,878	14,729
Interest income	(99)	(319)
Other income	(162)	(187)
Loss before income taxes	(4,506)	(10,845)
Provision (benefit) for income taxes	384	(454)
Net loss	$(4,890)	$(10,391)
Revenues
For the three months ended June 30, 2026 (the “2026 Successor Quarter”), revenues were $141.8 million. For the 2026 Successor Quarter, total cementing revenue (including pump downs) was $55.3 million, with utilization at 96%; tools revenue was $37.1 million, with completion tools stages of approximately 28,000 stages; coiled tubing revenue was $26.4 million, with total days worked of approximately 785 days; and wireline revenue was $23.0 million, with total completed wireline stages of approximately 6,400 stages.
For the three months ended June 30, 2025 (the “2025 Predecessor Quarter”), revenues were $147.3 million. For the 2025 Predecessor Quarter, total cementing revenue (including pump downs) was $52.2 million, with utilization at 88%; tools revenue was $37.0 million, with completion tools stages of approximately 30,300; wireline revenue was $33.0 million, with total completed wireline stages of approximately 8,600 stages; and coiled tubing revenue was $25.1 million, with total days worked of approximately 515 days.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues for the 2026 Successor Quarter was $121.9 million. These costs included $67.0 million in costs related to materials installed and consumed while performing services, $38.0 million in employee-related costs, and $16.9 million in vehicle, repair and maintenance, travel, facility, and other costs.

Cost of revenues for the 2025 Predecessor Quarter was $121.4 million. These costs included $65.8 million in costs related to materials installed and consumed while performing services, $40.0 million in employee-related costs, and $15.6 million in vehicle, repair and maintenance, travel, facility, and other costs.
General and Administrative Expenses
General and administrative expenses for the 2026 Successor Quarter was $15.6 million. These expenses included $9.4 million in employee-related costs, $3.9 million in professional fees, and $2.3 million in communications, vehicle, travel, and other costs.
General and administrative expenses for the 2025 Predecessor Quarter was $13.9 million. These expenses primarily included $9.5 million in employee-related costs, $1.9 million in professional fees, and $2.5 million in communications, vehicle, travel, marketing, and other costs.
Depreciation
Depreciation expense for the 2026 Successor Quarter and the 2025 Predecessor Quarter was $7.0 million and $5.8 million, respectively. As a result of our revaluation of our property and equipment due to the application of fresh start accounting, depreciation expense increased during the 2026 Successor Quarter in comparison to the 2025 Predecessor Quarter.
Amortization of Intangibles
Amortization expense for the 2026 Successor Quarter and the 2025 Predecessor Quarter was $0.2 million and $2.8 million, respectively. As a result of our revaluation of our intangible assets due to the application of fresh start accounting, amortization expense decreased during the 2026 Successor Quarter in comparison to the 2025 Predecessor Quarter.
Interest Expense
For the 2026 Successor Quarter, we recorded $1.9 million in interest expense primarily related to interest associated with the Exit ABL Facility.
For the 2025 Predecessor Quarter, we recorded $14.7 million in interest expense, which was primarily related to $11.7 million in interest and amortized deferred financing costs associated with the 2028 Notes, $1.5 million in the write-off of unamortized deferred financing costs associated with a prior revolving credit facility, and $1.4 million in interest and amortized deferred financing costs associated with revolving credit facilities.
Provision (Benefit) for Income Taxes
We recorded a $0.4 million income tax provision for the 2026 Successor Quarter and a $0.5 million income tax benefit for the 2025 Predecessor Quarter. The $0.4 million income tax provision for the 2026 Successor Quarter was primarily related to our income tax position and state foreign tax jurisdictions. The $0.5 million income tax benefit for the 2025 Predecessor Quarter was primarily related to a discrete income tax benefit.
Net Income (Loss)
For the 2026 Successor Quarter and the 2025 Predecessor Quarter, we recorded a net loss of $4.9 million and a net loss of $10.4 million, respectively. These net losses were primarily due to the revenues and expenses discussed above.

Results for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
	(in thousands)	(in thousands)
Revenues	$183,409	$88,392	$297,717

Cost of revenues (exclusive of depreciation and amortization shown separately below)	157,466	80,546	243,909
General and administrative expenses	20,232	13,052	$27,137
Depreciation	9,243	3,963	11,633
Amortization of intangibles	273	1,984	5,592
Loss on revaluation of contingent liability	—	—	73
Loss (gain) on sale of property and equipment	(60)	(147)	366
Income (loss) from operations	(3,745)	(11,006)	9,007
Interest expense	2,420	5,256	27,605
Interest income	(100)	(82)	(458)
Reorganization items, net	—	(124,059)	—
Other income	(215)	(109)	(349)
Income (loss) before income taxes	(5,850)	107,988	(17,791)
Provision (benefit) for income taxes	293	109	(339)
Net income (loss)	$(6,143)	$107,879	$(17,452)
Revenues
For the period from March 6, 2026 through June 30, 2026 (the “2026 Successor Period”), revenues were $183.4 million. For the 2026 Successor Period, total cementing revenue (including pump downs) was $72.8 million, with utilization at 94%; tools revenue was $45.6 million, with completion tools stages of approximately 35,500 stages; coiled tubing revenue was $34.6 million, with total days worked of approximately 1,000 days; and wireline revenue was $30.4 million, with total completed wireline stages of approximately 8,700 stages.
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
For the six months ended June 30, 2025 (the “2025 Predecessor Period”), revenues were $297.7 million. For the 2025 Predecessor Period, total cementing revenue (including pump downs) was $109.3 million, with utilization at 97%; tools revenue was $70.9 million, with completion tools stages of approximately 59,000; coiled tubing revenue was $54.9 million, with total days worked of approximately 1,180 days; and wireline revenue was $62.6 million, with total completed wireline stages of approximately 16,300 stages.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues for the 2026 Successor Period was $157.5 million. These costs included $86.1 million in costs related to materials installed and consumed while performing services, $49.7 million in employee-related costs, and $21.7 million in vehicle, repair and maintenance, travel, facility, and other costs.
Cost of revenues for the 2026 Predecessor Period was $80.5 million. These costs included $38.5 million in costs related to materials installed and consumed while performing services, $25.8 million in employee-related costs, $10.7 million in vehicle, repair and maintenance, insurance, travel, facility, and other costs, and $5.5 million in inventory write-downs.
Cost of revenues for the 2025 Predecessor Period was $243.9 million. These costs included $132.9 million in costs related to materials installed and consumed while performing services, $79.7 million in employee-related costs, and $31.3 million in vehicle, repair and maintenance, travel, facility, and other costs.
General and Administrative Expenses
General and administrative expenses for the 2026 Successor Period was $20.2 million. These expenses included $12.2 million in employee-related costs, $5.0 million in professional fees, and $3.0 million in communications, vehicle, travel, and other costs.
General and administrative expenses for the 2026 Predecessor Period was $13.1 million. These expenses primarily included $6.0 million in professional fees, $5.3 million in employee-related costs, and $1.8 million in communications, vehicle, travel, and other costs.
General and administrative expenses for the 2025 Predecessor Period was $27.1 million. These expenses primarily included $18.3 million in employee-related costs, $3.5 million in professional fees, and $5.3 million in communications, marketing, vehicle, travel, and other costs.
Depreciation
Depreciation expense for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, was $9.2 million, $4.0 million, and $11.6 million, respectively. As a result of our revaluation of our property and equipment due to the application of fresh start accounting, depreciation expense increased during the 2026 Successor Period in comparison to the 2026 Predecessor Period.
Amortization of Intangibles
Amortization expense for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, was $0.3 million, $2.0 million, and $5.6 million, respectively. The amortizable asset base stayed the same between the 2025 Predecessor Period and the 2026 Predecessor Period. As a result of our revaluation of our intangible assets due to the application of fresh start accounting, amortization expense decreased during the 2026 Successor Period in comparison to the 2026 Predecessor Period.
(Gain) Loss on Sale of Property and Equipment
For the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, we recorded a $60 thousand gain, a $0.1 million gain, and a $0.4 million loss, respectively. The change between the 2025 Predecessor Period and the 2026 Predecessor Period occurred because of sales that occurred in the 2026 Predecessor Period that did not occur in the 2025 Predecessor Period. These sales also did not recur in the following 2026 Successor Period.
Interest Expense
For the 2026 Successor Period, we recorded approximately $2.4 million in interest expense primarily related to interest associated with the Exit ABL Facility.
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
For the 2025 Predecessor Period, we recorded approximately $27.6 million in interest expense, which was primarily related to $23.3 million in interest and amortized deferred financing costs associated with the 2028 Notes, $2.5 million in interest and amortized deferred financing costs associated with revolving credit facilities and $1.5 million in the write-off of unamortized deferred financing costs associated with a prior revolving credit facility.
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
Provision (Benefit) for Income Taxes
We recorded a $0.3 million income tax provision for the 2026 Successor Period, a $0.1 million income tax provision for the 2026 Predecessor Period, and a $0.3 million income tax benefit for the 2025 Predecessor Period. The $0.3 million income tax provision for the 2026 Successor Period and the $0.1 million income tax provision for the 2026 Predecessor Period was primarily related to our income tax position and state foreign tax jurisdictions. The $0.3 million income tax benefit for the 2025 Predecessor Period was primarily related to a discrete income tax benefit.
Net Income (Loss)
For the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, we recorded a net loss of $6.1 million, net income of $107.9 million, and a net loss of $17.5 million, respectively. These net losses and net income were primarily due to the revenues and expenses discussed above.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies. We define Adjusted EBITDA as EBITDA (which is net income (loss) before interest, taxes, depreciation, and amortization) further adjusted for (i) goodwill, intangible asset, and/or property and equipment impairment charges, (ii) transaction and integration costs related to acquisitions, (iii) loss or gain on revaluation of contingent liabilities, (iv) loss or gain on extinguishment of debt, (v) loss or gain on the sale of subsidiaries, (vi) restructuring charges, (vii) stock-based compensation and certain cash award expense, (viii) loss or gain on sale of property and equipment, and (ix) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business, such as legal expenses and settlement costs related to litigation outside the ordinary course of business.
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
Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”) or as an indicator of our operating performance. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(in thousands)	(in thousands)
Net loss	$(4,890)	$(10,391)
Interest expense	1,878	14,729
Interest income	(99)	(319)
Provision (benefit) for income taxes	384	(454)
Depreciation	7,038	5,796
Amortization of intangibles	205	2,796
EBITDA	$4,516	$12,157
Loss on revaluation of contingent liability (1)	—	48
Restructuring charges and other expenses (2)	2,714	306
Stock-based compensation expense	573	539
Cash award expense	814	1,153
Gain on sale of property and equipment	(23)	(80)
Adjusted EBITDA	$8,594	$14,123

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
	(in thousands)	(in thousands)
Net income (loss)	$(6,143)	$107,879	$(17,452)
Interest expense	2,420	5,256	27,605
Interest income	(100)	(82)	(458)
Provision (benefit) for income taxes	293	109	(339)
Depreciation	9,243	3,963	11,633
Amortization of intangibles	273	1,984	5,592
EBITDA	$5,986	$119,109	$26,581
Loss on revaluation of contingent liability (1)	—	—	73
Reorganization items, net	—	(125,640)	—
Restructuring charges and other expenses (2)	3,269	5,408	306
Stock-based compensation expense	573	1,890	1,289
Cash award expense	935	250	2,045
Loss (gain) on sale of property and equipment	(60)	(147)	366
Adjusted EBITDA	$10,703	$870	$30,660
(1)Amounts relate to the revaluation of a contingent liability associated with a 2018 acquisition. The impact is included in our Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Final payment associated with this contingent liability was made in the 2026 Predecessor Period.
(2)For the 2026 Successor Quarter and the 2026 Successor Period, amounts relate to professional fees incurred after the Plan Effective Date in relation to the Chapter 11 Cases as well as other costs associated with restructuring initiatives. For the 2026 Predecessor Period, amounts relate to professional fees incurred prior to the Petition Date in relation to the Chapter 11 Cases. For the 2025 Predecessor Quarter and the 2025 Predecessor Period, amounts represent costs associated with procurement and supply chain restructuring and other initiatives.

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
The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss):

	Successor	Predecessor
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
	(in thousands)
Calculation of gross profit:
Revenues	$141,806	$147,251
Cost of revenues (exclusive of depreciation and amortization shown separately below)	121,866	121,439
Depreciation (related to cost of revenues)	6,901	5,683
Amortization of intangibles	205	2,796
Gross profit	$12,834	$17,333
Adjusted gross profit reconciliation:
Gross profit	$12,834	$17,333
Depreciation (related to cost of revenues)	6,901	5,683
Amortization of intangibles	205	2,796
Adjusted gross profit	$19,940	$25,812

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
	(in thousands)	(in thousands)
Calculation of gross profit:
Revenues	$183,409	$88,392	$297,717
Cost of revenues (exclusive of depreciation and amortization shown separately below)	157,466	80,546	243,909
Depreciation (related to cost of revenues)	9,063	3,886	11,406
Amortization of intangibles	273	1,984	5,592
Gross profit	$16,607	$1,976	$36,810
Adjusted gross profit reconciliation:
Gross profit	$16,607	$1,976	$36,810
Depreciation (related to cost of revenues)	9,063	3,886	11,406
Amortization of intangibles	273	1,984	5,592
Adjusted gross profit	$25,943	$7,846	$53,808

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
On February 3, 2026, the Bankruptcy Court, on an interim basis, approved the DIP ABL Facility, and the Company Parties entered into a senior secured super-priority asset-based debtor-in-possession loan and security agreement (the “DIP Loan and Security Agreement”) with White Oak Commercial Finance, LLC, as agent (the “DIP Agent”), and White Oak ABL 3, LLC and White Oak Europe ABL Limited, as lenders, which provided the Company Parties with a senior secured super-priority asset-based debtor-in-possession credit facility consisting of up to $125.0 million in aggregate principal amount (the “DIP Maximum Revolving Facility Amount”) of revolving credit commitments, including a roll-up or refinancing of all obligations under the Prepetition ABL Loan and Security Agreement (which totaled approximately $67.3 million as of February 3, 2026). A portion of the DIP ABL Facility not in excess of $5.0 million was available for the issuance of standby letters of credit. Our obligations under the DIP ABL Facility were secured by a first-priority security interest in substantially all our tangible and intangible assets and all of our current domestic and Canadian subsidiaries, subject to, among other things, customary bankruptcy-related exceptions including certain carve-outs for administrative and professional fee payments arising in connection with the Chapter 11 Cases.
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
At June 30, 2026, we had $97.3 million of outstanding borrowings under the Exit ABL Facility. At June 30, 2026, we had $16.8 million of cash and cash equivalents and $30.0 million of availability under the Exit ABL Facility, which resulted in a total liquidity position of $46.8 million. For additional information on the Exit ABL Facility, see Note 9 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Successor	Predecessor
	Period from March 6, 2026 through June 30, 2026	Period from January 1, 2026 through March 5, 2026	Six Months Ended June 30, 2025
	(in thousands)	(in thousands)
Operating activities	$(4,712)	$(9,951)	$4,811
Investing activities	(7,317)	(2,036)	(9,746)
Financing activities	1,828	20,496	(5,471)
Impact of foreign exchange rate on cash	10	89	281
Net change in cash, cash equivalents, and restricted cash	$(10,191)	$8,598	$(10,125)
Operating Activities
Net cash used in operating activities was $4.7 million for the 2026 Successor Period, which resulted from a net loss of $6.1 million, adjusted for non-cash items of $16.9 million and net cash outflows of $15.5 million from changes in working capital. Non-cash items primarily consisted of depreciation and amortization expense of $9.5 million, amortization of operating leases of $4.7 million, and amortization of deferred financing costs of $2.0 million. The net cash outflow from changes in working capital was driven primarily by an increase in accounts receivable of $12.5 million due to the timing of customer invoices and payments, a decrease in operating lease obligations of $3.9 million, and a decrease in accounts payable and accrued expense of $2.3 million due to the timing of vendor invoices and payments. The net cash outflows were partially offset by a decrease in prepaids and other current assets of $1.5 million and a decrease in inventories, net of $1.4 million due to timing of payments.
Net cash used in operating activities was $10.0 million for the 2026 Predecessor Period, which resulted from net income of $107.9 million, adjusted for non-cash items of $123.6 million and net cash inflows of $5.7 million from changes in working capital. Non-cash items primarily consisted of non-cash income from reorganization items, net, of $139.2 million, depreciation and amortization expense of $5.9 million, amortization of operating leases of $2.9 million, non-cash inventory provisions of $2.5 million, and amortization of deferred financing costs of $2.4 million. The net cash inflow from changes in working capital was driven primarily by an increase in accounts payable and accrued expenses of $8.9 million due to the timing of vendor invoices and payments, as well as a decrease in inventories, net of $2.1 million and a decrease in prepaids and other current assets of $1.7 million due to timing of payments. The net cash inflows were partially offset by a decrease in operating lease obligations of $3.7 million and an increase in accounts receivable of $3.2 million due to timing of customer invoices and payments.
Net cash provided by operating activities was $4.8 million for the 2025 Predecessor Period, which resulted from a net loss of $17.5 million, adjusted for non-cash items of $33.6 million and net cash outflows of $11.3 million from changes in working capital. Non-cash items primarily consisted of depreciation and amortization expense of $17.2 million, amortization of operating leases of $7.1 million, and amortization of deferred financing costs of $6.3 million. The net cash outflow from changes in working capital was driven primarily by an increase in accounts receivable of $12.8 million due to the timing of customer invoices and payments, a decrease in operating lease obligations of $7.1 million and an increase of inventories, net of $4.3 million. The net cash outflows were partially offset by an increase in accounts payable and accrued expenses of $12.6 million due to the timing of vendor invoices and payments.

Investing Activities
Net cash used in investing activities was $7.3 million for the 2026 Successor Period primarily due to cash purchases of property and equipment of $7.5 million, which were partially offset by $0.2 million in proceeds from sales of property and equipment.
Net cash used in investing activities was $2.0 million for the 2026 Predecessor Period primarily due to cash purchases of property and equipment of $2.9 million, which were partially offset by cash proceeds from property and equipment casualty losses and sales of $0.9 million.
Net cash used in investing activities was $9.7 million for the 2025 Predecessor Period and consisted of $9.8 million of cash purchases of property and equipment, which were partially offset by $0.1 million of proceeds from sales of property and equipment.
Financing Activities
Net cash provided by financing activities was $1.8 million for the 2026 Successor Period and primarily consisted of $5.0 million in proceeds from the Exit ABL Facility, which were partially offset by $3.1 million in payments on other short-term debt.
Net cash provided by financing activities was $20.5 million for the 2026 Predecessor Period, reflecting proceeds from the Exit ABL Facility of $89.5 million, proceeds from the DIP ABL Facility of $79.5 million, and proceeds from the Prepetition ABL Facility of $3.0 million, which were partially offset by payments on the DIP ABL Facility of $82.6 million, payments on the Prepetition ABL Facility of $67.3 million, and payments on other short-term debt of $1.6 million.
Net cash used in financing activities was $5.5 million for the 2025 Predecessor Period and primarily consisted of $51.0 million of payments on revolving credit facilities, $4.5 million of debt issuance costs, $2.7 million in payments on other short-term debt, and $0.2 million in payments of contingent liabilities, which were partially offset by $52.9 million of proceeds from revolving credit facilities.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
ITEM 1A. RISK FACTORS
Except as set forth in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a detailed discussion of known material factors which could materially affect our business, financial condition, or future results, refer to “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.
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

10.1	Nine Energy Service, Inc. 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of Nine Energy Service, Inc’s Registration Statement on Form S-8 filed on May 11, 2026).

10.2
Amended and Restated Employment Agreement, dated May 22, 2026, by and between Nine Energy Service, LLC, Nine Energy Service, Inc., and Heather Schmidt (Incorporated by reference to Exhibit 10.1 of Nine Energy Service, Inc.’s Current Report on Form 8-K filed on May 22, 2026).

10.3*	Form of Nine Energy Service, Inc. Restricted Stock Unit Award Agreement for Executive Officers.

10.4*	Form of Nine Energy Service, Inc. Performance-Based Cash Award Agreement.

10.5*	Form of Nine Energy Service, Inc. Restricted Stock Unit Award Agreement for Non-Employee Directors.

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Principal Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Principal Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files (Formatted as inline XBRL).

104*	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nine Energy Service, Inc.

Date:	August 5, 2026	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Heather Schmidt
Heather Schmidt
Chief Financial Officer
(Principal Financial Officer)