Form 10-Q
period 2026-09-30
Nine Energy Service, Inc.
filed 2026-11-09
CIK 1532286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒  No  ☐
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at November 5, 2026 was 13,949,990.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$16,050	$18,449
Restricted cash	1,404	1,393
Accounts receivable, net	91,787	75,979
Inventories, net	56,991	56,553
Prepaid expenses	8,798	13,538
Other current assets	1,551	2,919
Total current assets	176,581	168,831
Property and equipment, net	102,131	64,266
Operating lease right-of-use assets, net	27,888	34,105
Finance lease right-of-use assets, net	70	16
Intangible assets, net	8,693	68,063
Other long-term assets	577	4,183
Total assets	$315,940	$339,464
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$46,249	$43,564
Accrued expenses	16,142	27,764
Income taxes payable	499	356
Current portion of long-term debt	—	6,310
Current portion of operating lease obligations	12,881	13,409
Current portion of finance lease obligations	50	6
Total current liabilities	75,821	91,409
Long-term liabilities
Long-term debt	98,728	341,572
Long-term operating lease obligations	14,610	21,352
Other long-term liabilities	892	87
Total liabilities	190,051	454,420
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Predecessor common stock (120,000,000 shares authorized at $0.01 par value; 43,326,339 shares issued and outstanding at December 31, 2025)	—	433
Successor common stock (70,000,000 shares authorized at $0.01 par value; 13,949,990 shares issued and outstanding at September 30, 2026)	139	—
Additional paid-in capital	136,911	808,432
Accumulated other comprehensive income (loss)	66	(5,187)
Accumulated deficit	(11,227)	(918,634)
Total stockholders’ equity (deficit)	125,889	(114,956)
Total liabilities and stockholders’ equity (deficit)	$315,940	$339,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Revenues
Service	$110,665	$100,846
Product	31,340	31,182
	142,005	132,028
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	96,321	87,879
Product	25,111	23,849
General and administrative expenses	16,452	12,756
Depreciation	7,242	5,759
Amortization of intangibles	205	2,795
Loss on revaluation of contingent liability	—	96
Loss on sale of property and equipment	18	61
Loss from operations	(3,344)	(1,167)
Interest expense	1,908	13,714
Interest income	(116)	(114)
Other income	(164)	(173)
Loss before income taxes	(4,972)	(14,594)
Provision for income taxes	112	53
Net loss	$(5,084)	$(14,647)
Loss per share
Basic	$(0.36)	$(0.35)
Diluted	$(0.36)	$(0.35)
Weighted average shares outstanding
Basic	13,949,990	41,297,925
Diluted	13,949,990	41,297,925
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$130	$51
Total other comprehensive income, net of tax	130	51
Total comprehensive loss	$(4,954)	$(14,596)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
Revenues
Service	$248,483	$71,113	$327,684
Product	76,931	17,279	102,061
	325,414	88,392	429,745
Cost and expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)
Service	217,764	60,582	276,787
Product	61,134	19,964	78,850
General and administrative expenses	36,684	13,052	39,893
Depreciation	16,485	3,963	17,392
Amortization of intangibles	478	1,984	8,387
Loss on revaluation of contingent liability	—	—	169
Loss (gain) on sale of property and equipment	(42)	(147)	427
Income (loss) from operations	(7,089)	(11,006)	7,840
Interest expense	4,328	5,256	41,319
Interest income	(216)	(82)	(572)
Reorganization items, net	—	(124,059)	—
Other income	(379)	(109)	(522)
Income (loss) before income taxes	(10,822)	107,988	(32,385)
Provision (benefit) for income taxes	405	109	(286)
Net income (loss)	$(11,227)	$107,879	$(32,099)
Income (loss) per share
Basic	$(0.80)	$2.65	$(0.79)
Diluted	$(0.80)	$2.65	$(0.79)
Weighted average shares outstanding
Basic	13,949,990	40,650,388	40,787,178
Diluted	13,949,990	40,659,260	40,787,178
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of $0 tax in each period	$66	$158	$541
Total other comprehensive income, net of tax	66	158	541
Total comprehensive income (loss)	$(11,161)	$108,037	$(31,558)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Successor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2026	13,949,990	$139	$135,638	$(64)	$(6,143)	$129,570
Stock-based compensation expense	—	—	1,273	—	—	1,273
Other comprehensive income	—	—	—	130	—	130
Net loss	—	—	—	—	(5,084)	(5,084)
Balance, September 30, 2026	13,949,990	$139	$136,911	$66	$(11,227)	$125,889

Predecessor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, June 30, 2025	43,370,187	$434	807,509	$(4,916)	$(884,764)	$(81,737)
Issuance of common stock under stock compensation plan, net of forfeitures	(8,848)	—	—	—	—	—
Stock-based compensation expense	—	—	467	—	—	467
Other comprehensive income	—	—	—	51	—	51
Net loss	—	—	—	—	(14,647)	(14,647)
Balance, September 30, 2025	43,361,339	$434	$807,976	$(4,865)	$(899,411)	$(95,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Successor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at March 6, 2026	13,949,990	$139	$135,065	$—	$—	$135,204
Stock-based compensation expense	—	—	1,846	—	—	1,846
Other comprehensive income	—	—	—	66	—	66
Net loss	—	—	—	—	(11,227)	(11,227)
Balance at September 30, 2026	13,949,990	$139	$136,911	$66	$(11,227)	$125,889

Predecessor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at December 31, 2025	43,326,339	$433	$808,432	$(5,187)	$(918,634)	$(114,956)
Issuance of common stock under stock compensation plan, net of forfeitures	(15,562)	—	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	—	1,890
Other comprehensive income	—	—	—	158	—	158
Net income	—	—	—	—	107,879	107,879
Cancellation of Predecessor equity	(43,310,777)	(433)	(810,322)	5,029	810,755	5,029
Issuance of Successor common stock	13,949,990	139	135,065	—	—	135,204
Balance at March 5, 2026	13,949,990	$139	$135,065	$—	$—	$135,204

Predecessor
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance at December 31, 2024	42,348,643	$423	$806,231	$(5,406)	$(867,312)	$(66,064)
Issuance of common stock under stock compensation plan, net of forfeitures	1,012,696	11	(11)	—	—	—
Stock-based compensation expense	—	—	1,756	—	—	1,756
Other comprehensive income	—	—	—	541	—	541
Net loss	—	—	—	—	(32,099)	(32,099)
Balance at September 30, 2025	43,361,339	$434	$807,976	$(4,865)	$(899,411)	$(95,866)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NINE ENERGY SERVICE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities
Net income (loss)	$(11,227)	$107,879	$(32,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	16,485	3,963	17,392
Amortization of intangibles	478	1,984	8,387
Amortization of operating leases	8,330	2,930	11,105
Amortization of deferred financing costs and non-cash interest	4,066	2,421	10,221
Provision for doubtful accounts	227	82	51
Provision for inventory obsolescence	294	2,462	1,370
Stock-based compensation expense	1,846	1,890	1,756
Loss (gain) on sale of property and equipment	(42)	(147)	427
Loss on revaluation of contingent liability	—	—	169
Non-cash reorganization items, net	—	(139,231)	—
Changes in operating assets and liabilities
Accounts receivable, net	(12,902)	(3,211)	(292)
Inventories, net	(6,895)	2,059	(7,161)
Prepaid expenses and other current assets	3,840	1,658	2,205
Accounts payable and accrued expenses	2,915	8,883	(6,891)
Income taxes receivable/payable	35	109	449
Operating lease obligations	(7,569)	(3,674)	(11,026)
Other assets and liabilities	120	(8)	(1,196)
Net cash provided by (used in) operating activities	1	(9,951)	(5,133)
Cash flows from investing activities
Proceeds from sales of property and equipment	197	286	162
Proceeds from property and equipment casualty losses	25	628	—
Purchases of property and equipment	(11,497)	(2,950)	(13,324)
Net cash used in investing activities	(11,275)	(2,036)	(13,162)
Cash flows from financing activities
Proceeds from revolving credit facilities	—	—	65,946
Payments on revolving credit facilities	—	—	(51,000)
Proceeds from Prepetition ABL Facility	—	3,000	—
Payments of Prepetition ABL Facility	—	(67,349)	—
Proceeds from DIP ABL Facility	—	79,495	—
Payments of DIP ABL Facility	—	(82,568)	—
Proceeds from Exit ABL Facility	5,000	89,479	—
Cost of debt issuance	—	—	(4,558)
Payments of short-term debt	(4,760)	(1,550)	(3,580)
Principal payments on finance leases	(45)	(11)	(26)
Payments of contingent liability	—	—	(223)
Net cash provided by financing activities	195	20,496	6,559

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
Impact of foreign currency exchange on cash	93	89	331
Net increase (decrease) in cash, cash equivalents, and restricted cash	(10,986)	8,598	(11,405)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash at beginning of period	$28,440	$19,842	$27,880
Cash, cash equivalents, and restricted cash at end of period	$17,454	$28,440	$16,475

Supplemental disclosures of cash flow information:
Cash paid for interest	$733	$72	$41,609
Cash paid (refunded) for income taxes	$370	$—	$(777)
Right-of-use assets obtained in exchange for operating lease obligations	$3,951	$589	$8,030
Supplemental schedule of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease obligations	$40	$60	$26
Capital expenditures in accounts payable and accrued expenses	$1,324	$1,547	$1,402

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
In this Quarterly Report on Form 10-Q, the “Successor” refers to the Company after its emergence from bankruptcy and the “Predecessor” refers to the Company prior to its emergence from bankruptcy, and references to the financial position and results of operations of the Successor are to the financial position and results of operations of the Company after the Plan Effective Date and references to the financial position and results of operations of the Predecessor are to the financial position and results of operations of the Company on and prior to the Plan Effective Date. Also, in this Quarterly Report on Form 10-Q, the period from March 6, 2026 through September 30, 2026 is referred to as the “2026 Successor Period,” the period from January 1, 2026 through March 5, 2026 is referred to as the “2026 Predecessor Period,” and the three months ended September 30, 2026 is referred to as the “2026 Successor Quarter.” The three and nine months ended September 30, 2025 are referred to as the “2025 Predecessor Quarter” and the “2025 Predecessor Period,” respectively.
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
2. Basis of Presentation
Condensed Consolidated Financial Information
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments except as disclosed in Note 3 – Emergence from Bankruptcy, necessary for a fair statement of its financial position as of September 30, 2026 and its results of operations for the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period as well as its cash flows for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in a manner consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), except as disclosed in Note 3 – Emergence from Bankruptcy, and should be read in conjunction therewith. Except as disclosed herein, and with the exception of information in this report related to the Company’s emergence from Chapter 11 and fresh start accounting, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the 2025 Form 10-K. The Predecessor Condensed Consolidated Balance Sheet at December 31, 2025 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Restricted Cash
Restricted cash at September 30, 2026 and December 31, 2025 represent funds required to be set aside, under a contractual agreement with a bank, as collateral for certain letters of credit and other general purposes. Restricted cash at March 5, 2026 represents funds maintained primarily to pay debtor-related professional fees associated with the Company’s Chapter 11 Cases as well as funds required to be set aside, under a contractual agreement with a bank, as collateral for certain letters of credit and other general purposes.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

	Successor		Predecessor
	September 30, 2026	March 5, 2026	December 31, 2025
	(in thousands)		(in thousands)
Cash and cash equivalents	$16,050	$17,824	$18,449
Restricted cash	1,404	10,616	1,393
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,454	$28,440	$19,842
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

Predecessor
Period from January 1, 2026 through March 5, 2026
(in thousands)
Gain on settlement of liabilities subject to compromise	$184,296
Write-off of deferred financing costs	(24,243)
Fresh start adjustments	(17,429)
Fees related to the DIP ABL Facility	(2,567)
Success fees	(5,440)
Other professional fees	(8,977)
Write-off of stock-based compensation	(1,581)
Reorganization items, net	$124,059

Cash payments for reorganization items, net through September 30, 2026	$12,940
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
(r)    The following table summarizes the cumulative impact of the fresh start adjustments, the elimination of the Predecessor’s accumulated other comprehensive loss, and the adjustments required to eliminate accumulated deficit:

(in thousands)
Fair value adjustment to inventories, net	$(1,734)
Fair value adjustment to property and equipment, net	45,505
Fair value adjustment to operating lease right-of-use assets	(773)
Fair value adjustment to finance lease right-of-use assets	(17)
Fair value adjustment to intangible assets, net	(56,908)
Fair value adjustment to other long-term assets	(272)
Fair value adjustment to operating lease obligations	1,799
Derecognition of Predecessor accumulated other comprehensive loss	(5,029)
Total fresh start adjustments impacting reorganization items, net	(17,429)
Net change in accumulated deficit	$(17,429)

4. Revenues
Disaggregation of Revenues
The following tables show revenue disaggregated by product line:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	(in thousands)	(in thousands)
Cement	$61,154	$49,294
Coiled tubing	24,555	23,390
Wireline	24,956	28,162
Service revenues	$110,665	$100,846

Tools	$31,340	$31,182
Product revenues	$31,340	$31,182

Total revenues	$142,005	$132,028

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
	(in thousands)	(in thousands)
Cement	$133,986	$35,870	$158,643
Coiled tubing	59,108	18,779	78,318
Wireline	55,389	16,464	90,723
Service revenues	$248,483	$71,113	$327,684

Tools	$76,931	$17,279	$102,061
Product revenues	$76,931	$17,279	$102,061

Total revenues	$325,414	$88,392	$429,745
The Company recognizes revenues from the sales of products at a point in time and revenues from the sales of services over time.
Accounts Receivable, Net
Accounts receivable, net as of September 30, 2026 and December 31, 2025 are detailed below:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
Accounts receivable	$92,014	$76,703
Allowance for doubtful accounts	(227)	(724)
Accounts receivable, net	$91,787	$75,979
5. Inventories
Inventories, consisting primarily of finished goods and raw materials, are stated at the lower of cost or net realizable value. Cost is determined on an average cost basis. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for obsolescence was $0.2 million and $4.0 million at September 30, 2026 and December 31, 2025, respectively.
Inventories, net as of September 30, 2026 and December 31, 2025 were comprised of the following:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
Raw materials	$27,089	$33,610
Work in progress	1,247	146
Finished goods	28,837	26,802
Inventories	57,173	60,558
Reserve for obsolescence	(182)	(4,005)
Inventories, net	$56,991	$56,553
6. Property and Equipment
Property and equipment amounts as of September 30, 2026 and December 31, 2025 were as follows:

		Successor	Predecessor
	Estimated Useful Lives	September 30, 2026	December 31, 2025
		(in thousands)	(in thousands)
Operating equipment	1 to 12 years	$106,484	$321,177
Autos and trucks	1 to 7 years	305	2,904
Furniture, fixtures, and equipment	1 to 12 years	225	2,328
Shop equipment	3 to 15 years	3,331	11,639
Buildings	7 to 39 years	3,022	4,775
Leasehold improvements	3 to 11 years	2,691	4,283
Land	indefinite	2,539	3,219
		118,597	350,325
Less: Accumulated depreciation		(16,466)	(286,059)
Property and equipment, net		$102,131	$64,266
Depreciation expense was $7.2 million, $16.5 million, and $4.0 million for the 2026 Successor Quarter, the 2026 Successor Period, and the 2026 Predecessor Period, respectively.
Depreciation expense was $5.8 million and $17.4 million for the 2025 Predecessor Quarter and 2025 Predecessor Period, respectively.

7. Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2026 and December 31, 2025 was as follows:

	Successor
	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
	(in thousands, except weighted average amortization period information)
Technology	$3,421	$(143)	$3,278	14.1
Trade names	5,750	(335)	5,415	9.4
Total	$9,171	$(478)	$8,693

	Predecessor
	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period in Years
	(in thousands, except weighted average amortization period information)
Customer relationships	$63,270	$(58,178)	$5,092	1.8
Technology	125,110	(62,139)	62,971	7.8
Total	$188,380	$(120,317)	$68,063

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
Amortization of intangibles expense was $0.2 million, $0.5 million, and $2.0 million for the 2026 Successor Quarter, the 2026 Successor Period, and the 2026 Predecessor Period, respectively.
Amortization of intangibles expense was $2.8 million and $8.4 million for the 2025 Predecessor Quarter and 2025 Predecessor Period, respectively.

Future estimated amortization of intangibles (in thousands) is as follows:

Year Ending December 31,
Remainder of 2026	$205
2027	819
2028	820
2029	819
2030	819
2031	799
Thereafter	4,412
Total	$8,693
8. Accrued Expenses
Accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
Accrued interest (1)	$670	$16,775
Accrued compensation and benefits	7,277	5,021
Accrued bonus	2,557	1,853
Accrued professional fees	487	1,058
Other accrued expenses	5,151	3,057
Accrued expenses	$16,142	$27,764
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
9. Debt Obligations
The Company’s debt obligations as of September 30, 2026 and December 31, 2025 were as follows:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
2028 Notes (1)	$—	$300,000
Prepetition ABL Facility	—	63,311
Exit ABL Facility	98,728	—
Short-term debt (2)	—	6,310
Total debt before deferred financing costs	$98,728	$369,621
Deferred financing costs	—	(21,739)
Total debt	$98,728	$347,882
Less: Current portion of long-term debt	—	(6,310)
Long-term debt	$98,728	$341,572
(1)Reclassified to Liabilities Subject to Compromise in the Company’s Condensed Consolidated Balance Sheet as of the Petition Date. On the Petition Date, the Company ceased making interest payments and accruing interest expense on the 2028 Notes.

(2)The weighted average interest rate of short-term debt outstanding was 7.2% at December 31, 2025.
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
The Company was in compliance with all covenants contained in the Exit ABL Facility at September 30, 2026.
At September 30, 2026, the Company had $98.7 million outstanding borrowings under the Exit ABL Facility, and its availability under the Exit ABL Facility was approximately $29.9 million.
Short-Term Debt
From time to time, the Company renews certain insurance policies and finances the premium for its excess policy. There was no outstanding balance on these premiums at September 30, 2026, and the outstanding balance on these premiums was $6.3 million at December 31, 2025.

Fair Value of Debt Instruments
The estimated fair value of the Company’s debt obligations at September 30, 2026 and December 31, 2025 was as follows:

	Successor	Predecessor
	September 30, 2026	December 31, 2025
	(in thousands)	(in thousands)
2028 Notes	$—	$91,010
Prepetition ABL Facility	$—	$63,311
Exit ABL Facility	$98,728	$—
Short-term debt	$—	$6,310
The fair value of the 2028 Notes, Prepetition ABL Facility, Exit ABL Facility, and short-term debt is classified as Level 2 in the fair value hierarchy. The fair value of the 2028 Notes is established based on observable inputs in less active markets. The fair value of the Prepetition ABL Facility, Exit ABL Facility, and short-term debt approximates their carrying value.
10. Related Party Transactions
The Company leases office space, yard facilities, and equipment and purchases building maintenance and repair services from entities in which David Crombie, an executive officer of the Company, owns an interest. Total lease expense and building maintenance and repair expense associated with these entities was $0.4 million, $0.6 million, $0.1 million, $0.2 million, and $0.7 million for the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively. The Company also purchased $0.9 million, $2.4 million, $0.8 million, $0.9 million, and $3.2 million of products and services during the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively, from an entity in which Mr. Crombie is a limited partner. There were outstanding payables due to entities associated with Mr. Crombie of $0.2 million and $0.1 million at September 30, 2026 and December 31, 2025, respectively.
Ann G. Fox, President and Chief Executive Officer and a director of the Company, is a director of Devon Energy Corporation (“Devon”). The Company generated revenue from Devon of $2.5 million, $3.2 million, $0.1 million, $1.0 million, and $2.1 million during the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively. There were outstanding receivables due from Devon of $1.5 million and $0.1 million at September 30, 2026 and December 31, 2025, respectively.
The Company provides products and services to Crescent Energy Company (“Crescent”), where one of the Company’s directors serves as the Chief Operating Officer. The Company generated revenue from Crescent of $2.7 million, $3.8 million, $0.9 million, $0.8 million, and $6.3 million during the 2026 Successor Quarter, the 2026 Successor Period, the 2026 Predecessor Period, the 2025 Predecessor Quarter, and the 2025 Predecessor Period, respectively. There were outstanding receivables due from Crescent of $0.6 million and $0.3 million at September 30, 2026 and December 31, 2025, respectively.
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

On April 18, 2020, the Company was named as a defendant in a patent infringement lawsuit regarding its Breakthru Casing Flotation Device. On January 18, 2022, the Company received an adverse judgment in this matter. In connection with the judgment, the Company posted a $2.7 million letter of credit representing the judgment amount and deferred royalties from the judgment date through July 16, 2026. On September 14, 2026, the United States Court of Appeals for the Federal Circuit vacated the adverse judgment with respect to both infringement and invalidity and remanded the matter for further proceedings. As a result, the adverse judgment and deferred royalties are no longer operative. Subsequent to September 30, 2026, the Company was authorized to release the letter of credit. The matter remains pending on remand for further proceedings.
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
Self-insurance
The Company uses a combination of third-party insurance and self-insurance for health insurance claims. The self-insured liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. The estimate is based on an analysis of trailing months of incurred medical claims to project the amount of incurred but not reported claims liability. The estimated liability for self-insured medical claims was $1.8 million and $2.0 million at September 30, 2026 and December 31, 2025, respectively, and is included under the caption “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets.
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
As of the Plan Effective Date, the Company had recorded a full valuation allowance against its net deferred tax assets and continued to record a full valuation allowance as of September 30, 2026.

Provision (Benefit) for Income Taxes
The Company’s provision (benefit) for income taxes included in its Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	(in thousands, except percentages)	(in thousands, except percentages)
Provision for income taxes	$112	$53
Effective tax rate	(2.3)%	(0.4)%

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
	(in thousands, except percentages)	(in thousands, except percentages)
Provision (benefit) for income taxes	$405	$109	$(286)
Effective tax rate	(3.7)%	0.1%	0.9%
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
Basic and diluted earnings (loss) per share was computed as follows:

	Successor			Predecessor
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Basic	$(5,084)	13,949,990	$(0.36)	$(14,647)	41,297,925	$(0.35)
Unvested restricted stock	—	—	—	—	—	—
Diluted	$(5,084)	13,949,990	$(0.36)	$(14,647)	41,297,925	$(0.35)

	Successor			Predecessor
	Period from March 6, 2026 through September 30, 2026			Period from January 1, 2026 through March 5, 2026			Nine Months Ended September 30, 2025
	Net Loss	Average Shares Outstanding	Loss Per Share	Net Income	Average Shares Outstanding	Income Per Share	Net Loss	Average Shares Outstanding	Loss Per Share
	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Basic	$(11,227)	13,949,990	$(0.80)	$107,879	40,650,388	$2.65	$(32,099)	40,787,178	$(0.79)
Unvested restricted stock	—	—	—	—	8,872	—	—	—	—
Diluted	$(11,227)	13,949,990	$(0.80)	$107,879	40,659,260	$2.65	$(32,099)	40,787,178	$(0.79)

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

2026 Successor Quarter	112,945
2026 Successor Period	—
2025 Predecessor Quarter	144,763
2025 Predecessor Period	215,845
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
Industry Trends and Outlook
Our business depends, to a significant extent, on the level of unconventional resource development activity and corresponding capital spending of oil and natural gas companies. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. In recent years, commodity prices have been extremely volatile and unpredictable. During the third quarter of 2026, oil prices remained elevated relative to 2025 (during which the average West Texas Intermediate (“WTI”) price was $65.39 per barrel), driven in large part by geopolitical events and uncertainty surrounding global supply. WTI prices averaged $80.46 and $83.90 per barrel for July 2026 and August 2026, respectively, and rose to an average of $97.31 per barrel for September 2026. As a result of sustained elevated oil prices, we have started to see U.S. activity levels modestly increase starting in the second quarter of 2026 and continuing into the third quarter of 2026. At the end of the second quarter of 2026, the U.S. rig count was 573 rigs, and at the end of the third quarter of 2026, the U.S. rig count was 599 rigs.
Natural gas prices experienced a slight decline throughout the quarter, averaging $2.87 per million British thermal units (“MMBtu”) for the third quarter of 2026 compared to an average of $2.95 per MMBtu for the second quarter of 2026. Rig counts in natural gas-levered basins like the Haynesville Basin remained stable during the quarter. The Haynesville Basin had a total of 55 rigs at the end of the second quarter of 2026 and a total of 56 rigs at the end of the third quarter of 2026. The long-term outlook on natural gas demand remains positive due mostly to potential increased demand coming from power generation related to artificial intelligence and data centers.
Due to the spot-market nature of our business, revenue and profitability generally move closely with U.S. rig, frac, and stage counts. During the third quarter of 2026, improving industry activity supported stronger operating momentum in our cementing business; however, the benefit of this improvement was partially offset by the continued unavailability of one of our large-diameter coiled tubing units, which remained out of service throughout the quarter due to maintenance issues. In addition, completion tools revenue declined compared to the second quarter of 2026, as the higher level of international activity that bolstered second quarter results did not recur during the third quarter. Collectively, these factors moderated the benefit of the broader activity improvement during the quarter.
The macro-outlook is uncertain, particularly in light of ongoing geopolitical and economic developments. Based on current market conditions, we expect the improvement in U.S. activity levels to continue into the fourth quarter of 2026, with our cementing business positioned to benefit from sustained customer demand. Our large-diameter coiled tubing unit that remained out of service during the third quarter may return to service late in the fourth quarter. The pace of customer activity, the timing of the unit’s return, and the mix of product and service activity will continue to influence our near-term performance. Based on these factors, we currently expect fourth quarter revenue to be flat but profitability to be modestly higher compared to the third quarter of 2026 due to a shift in revenue to our higher margin cementing and international tools business.
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
Results of Operations
Results for the 2026 Successor Quarter and the 2025 Predecessor Quarter

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	(in thousands)	(in thousands)
Revenues	$142,005	$132,028

Cost of revenues (exclusive of depreciation and amortization shown separately below)	121,432	111,728
General and administrative expenses	16,452	12,756
Depreciation	7,242	5,759
Amortization of intangibles	205	2,795
Loss on revaluation of contingent liability	—	96
Loss on sale of property and equipment	18	61
Loss from operations	(3,344)	(1,167)
Interest expense	1,908	13,714
Interest income	(116)	(114)
Other income	(164)	(173)
Loss before income taxes	(4,972)	(14,594)
Provision for income taxes	112	53
Net loss	$(5,084)	$(14,647)
Revenues
For the three months ended September 30, 2026 (the “2026 Successor Quarter”), revenues were $142.0 million. For the 2026 Successor Quarter, total cementing revenue (including pump downs) was $61.1 million, with utilization at 106%; tools revenue was $31.3 million, with completion tools stages of approximately 23,800 stages; wireline revenue was $25.0 million, with total completed wireline stages of approximately 6,600 stages; and coiled tubing revenue was $24.6 million, with total days worked of approximately 602 days.
For the three months ended September 30, 2025 (the “2025 Predecessor Quarter”), revenues were $132.0 million. For the 2025 Predecessor Quarter, total cementing revenue (including pump downs) was $49.3 million, with utilization at 84%; tools revenue was $31.2 million, with completion tools stages of approximately 22,100; wireline revenue was $28.1 million, with total completed wireline stages of approximately 8,300 stages; and coiled tubing revenue was $23.4 million, with total days worked of approximately 458 days.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues for the 2026 Successor Quarter was $121.4 million. These costs included $65.4 million in costs related to materials installed and consumed while performing services, $38.9 million in employee-related costs, and $17.1 million in vehicle, repair and maintenance, travel, facility, and other costs.
Cost of revenues for the 2025 Predecessor Quarter was $111.7 million. These costs included $58.4 million in costs related to materials installed and consumed while performing services, $37.5 million in employee-related costs, and

$15.8 million in vehicle, repair and maintenance, travel, facility, and other costs.
General and Administrative Expenses
General and administrative expenses for the 2026 Successor Quarter were $16.5 million. These expenses included $10.6 million in employee-related costs, $3.2 million in professional fees, and $2.7 million in communications, vehicle, marketing, and other costs.
General and administrative expenses for the 2025 Predecessor Quarter were $12.8 million. These expenses primarily included $8.6 million in employee-related costs, $1.8 million in professional fees, and $2.4 million in communications, vehicle, marketing, and other costs.
Depreciation
Depreciation expense for the 2026 Successor Quarter and the 2025 Predecessor Quarter was $7.2 million and $5.8 million, respectively. As a result of our revaluation of our property and equipment due to the application of fresh start accounting, depreciation expense increased during the 2026 Successor Quarter in comparison to the 2025 Predecessor Quarter.
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
For the 2025 Predecessor Quarter, we recorded $13.7 million in interest expense, which was primarily related to $11.8 million in interest and amortized deferred financing costs associated with the 2028 Notes and $1.8 million in interest and amortized deferred financing costs associated with the Prepetition ABL Facility (as defined and described in Note 9 – Debt Obligations).
Provision (Benefit) for Income Taxes
We recorded a $0.1 million income tax provision for both the 2026 Successor Quarter and the 2025 Predecessor Quarter. The $0.1 million income tax provision for both the 2026 Successor Quarter and the 2025 Predecessor Quarter was primarily related to our income tax position in state and foreign tax jurisdictions.
Net Income (Loss)
For the 2026 Successor Quarter and the 2025 Predecessor Quarter, we recorded a net loss of $5.1 million and a net loss of $14.6 million, respectively. These net losses were primarily due to the revenues and expenses discussed above.

Results for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
	(in thousands)	(in thousands)
Revenues	$325,414	$88,392	$429,745

Cost of revenues (exclusive of depreciation and amortization shown separately below)	278,898	80,546	355,637
General and administrative expenses	36,684	13,052	39,893
Depreciation	16,485	3,963	17,392
Amortization of intangibles	478	1,984	8,387
Loss on revaluation of contingent liability	—	—	169
Loss (gain) on sale of property and equipment	(42)	(147)	427
Income (loss) from operations	(7,089)	(11,006)	7,840
Interest expense	4,328	5,256	41,319
Interest income	(216)	(82)	(572)
Reorganization items, net	—	(124,059)	—
Other income	(379)	(109)	(522)
Income (loss) before income taxes	(10,822)	107,988	(32,385)
Provision (benefit) for income taxes	405	109	(286)
Net income (loss)	$(11,227)	$107,879	$(32,099)
Revenues
For the period from March 6, 2026 through September 30, 2026 (the “2026 Successor Period”), revenues were $325.4 million. For the 2026 Successor Period, total cementing revenue (including pump downs) was $134.0 million, with utilization at 100%; tools revenue was $76.9 million, with completion tools stages of approximately 59,300 stages; coiled tubing revenue was $59.1 million, with total days worked of approximately 1,600 days; and wireline revenue was $55.4 million, with total completed wireline stages of approximately 15,300 stages.
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
For the nine months ended September 30, 2025 (the “2025 Predecessor Period”), revenues were $429.7 million. For the 2025 Predecessor Period, total cementing revenue (including pump downs) was $158.6 million, with utilization at 92%; tools revenue was $102.1 million, with completion tools stages of approximately 81,400; wireline revenue was $90.7 million, with total completed wireline stages of approximately 24,600 stages; and coiled tubing revenue was $78.3 million, with total days worked of approximately 1,640 days.
Cost of Revenues (Exclusive of Depreciation and Amortization)
Cost of revenues for the 2026 Successor Period was $278.9 million. These costs included $151.4 million in costs related to materials installed and consumed while performing services, $88.6 million in employee-related costs, and $38.9 million in vehicle, repair and maintenance, travel, facility, and other costs.
Cost of revenues for the 2026 Predecessor Period was $80.5 million. These costs included $38.5 million in costs related to materials installed and consumed while performing services, $25.8 million in employee-related costs, $10.7 million in vehicle, repair and maintenance, insurance, travel, facility, and other costs, and $5.5 million in inventory write-downs.

Cost of revenues for the 2025 Predecessor Period was $355.6 million. These costs included $191.4 million in costs related to materials installed and consumed while performing services, $117.2 million in employee-related costs, and $47.0 million in vehicle, repair and maintenance, travel, facility, and other costs.
General and Administrative Expenses
General and administrative expenses for the 2026 Successor Period were $36.7 million. These expenses included $22.8 million in employee-related costs, $8.2 million in professional fees, and $5.7 million in communications, vehicle, travel, and other costs.
General and administrative expenses for the 2026 Predecessor Period were $13.1 million. These expenses primarily included $6.0 million in professional fees, $5.3 million in employee-related costs, and $1.8 million in communications, vehicle, travel, and other costs.
General and administrative expenses for the 2025 Predecessor Period were $39.9 million. These expenses primarily included $27.5 million in employee-related costs, $5.3 million in professional fees, and $7.1 million in communications, marketing, vehicle, travel, and other costs.
Depreciation
Depreciation expense for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, was $16.5 million, $4.0 million, and $17.4 million, respectively. As a result of our revaluation of our property and equipment due to the application of fresh start accounting, depreciation expense increased during the 2026 Successor Period in comparison to the 2026 Predecessor Period.
Amortization of Intangibles
Amortization expense for the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, was $0.5 million, $2.0 million, and $8.4 million, respectively. The amortizable asset base stayed the same between the 2025 Predecessor Period and the 2026 Predecessor Period. As a result of our revaluation of our intangible assets due to the application of fresh start accounting, amortization expense decreased during the 2026 Successor Period in comparison to the 2026 Predecessor Period.
(Gain) Loss on Sale of Property and Equipment
For the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, we recorded a $42 thousand gain, a $0.1 million gain, and a $0.4 million loss, respectively. The change between the 2025 Predecessor Period and the 2026 Predecessor Period occurred because of sales that occurred in the 2026 Predecessor Period that did not occur in the 2025 Predecessor Period. These sales also did not recur in the following 2026 Successor Period.
Interest Expense
For the 2026 Successor Period, we recorded approximately $4.3 million in interest expense primarily related to interest associated with the Exit ABL Facility.
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
For the 2025 Predecessor Period, we recorded approximately $41.3 million in interest expense, which was primarily related to $35.1 million in interest and amortized deferred financing costs associated with the 2028 Notes, $4.3 million in interest and amortized deferred financing costs associated with revolving credit facilities, and $1.5 million in the write-off of unamortized deferred financing costs associated with a prior revolving credit facility.
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
Provision (Benefit) for Income Taxes
We recorded a $0.4 million income tax provision for the 2026 Successor Period, a $0.1 million income tax provision for the 2026 Predecessor Period, and a $0.3 million income tax benefit for the 2025 Predecessor Period. The $0.4 million income tax provision for the 2026 Successor Period and the $0.1 million income tax provision for the 2026 Predecessor Period were primarily related to our income tax position in state and foreign tax jurisdictions. The $0.3 million income tax benefit for the 2025 Predecessor Period was primarily related to a discrete income tax benefit.
Net Income (Loss)
For the 2026 Successor Period, the 2026 Predecessor Period, and the 2025 Predecessor Period, we recorded a net loss of $11.2 million, net income of $107.9 million, and a net loss of $32.1 million, respectively. These net losses and net income were primarily due to the revenues and expenses discussed above.
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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	(in thousands)	(in thousands)
Net loss	$(5,084)	$(14,647)
Interest expense	1,908	13,714
Interest income	(116)	(114)
Provision for income taxes	112	53
Depreciation	7,242	5,759
Amortization of intangibles	205	2,795
EBITDA	$4,267	$7,560
Loss on revaluation of contingent liability (1)	—	96
Restructuring charges and other expenses (2)	1,921	33
Stock-based compensation expense	1,273	467
Cash award expense	798	1,423
Loss on sale of property and equipment	18	61
Adjusted EBITDA	$8,277	$9,640

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
	(in thousands)	(in thousands)
Net income (loss)	$(11,227)	$107,879	$(32,099)
Interest expense	4,328	5,256	41,319
Interest income	(216)	(82)	(572)
Provision (benefit) for income taxes	405	109	(286)
Depreciation	16,485	3,963	17,392
Amortization of intangibles	478	1,984	8,387
EBITDA	$10,253	$119,109	$34,141
Loss on revaluation of contingent liability (1)	—	—	169
Reorganization items, net	—	(125,640)	—
Restructuring charges and other expenses (2)	5,190	5,408	339
Stock-based compensation expense	1,846	1,890	1,756
Cash award expense	1,733	250	3,468
Loss (gain) on sale of property and equipment	(42)	(147)	427
Adjusted EBITDA	$18,980	$870	$40,300
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

The following table presents a reconciliation of adjusted gross profit (loss) to GAAP gross profit (loss):

	Successor	Predecessor
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
	(in thousands)	(in thousands)
Calculation of gross profit:
Revenues	$142,005	$132,028
Cost of revenues (exclusive of depreciation and amortization shown separately below)	121,432	111,728
Depreciation (related to cost of revenues)	7,100	5,647
Amortization of intangibles	205	2,795
Gross profit	$13,268	$11,858
Adjusted gross profit reconciliation:
Gross profit	$13,268	$11,858
Depreciation (related to cost of revenues)	7,100	5,647
Amortization of intangibles	205	2,795
Adjusted gross profit	$20,573	$20,300

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
	(in thousands)	(in thousands)
Calculation of gross profit:
Revenues	$325,414	$88,392	$429,745
Cost of revenues (exclusive of depreciation and amortization shown separately below)	278,898	80,546	355,637
Depreciation (related to cost of revenues)	16,163	3,886	17,053
Amortization of intangibles	478	1,984	8,387
Gross profit	$29,875	$1,976	$48,668
Adjusted gross profit reconciliation:
Gross profit	$29,875	$1,976	$48,668
Depreciation (related to cost of revenues)	16,163	3,886	17,053
Amortization of intangibles	478	1,984	8,387
Adjusted gross profit	$46,516	$7,846	$74,108
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
At September 30, 2026, we had $98.7 million of outstanding borrowings under the Exit ABL Facility. At September 30, 2026, we had $16.1 million of cash and cash equivalents and $29.9 million of availability under the Exit ABL Facility, which resulted in a total liquidity position of $46.0 million. For additional information on the Exit ABL Facility, see Note 9 – Debt Obligations included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cash Flows
Cash flows provided by (used in) operations by type of activity were as follows:

	Successor	Predecessor
	Period from March 6, 2026 through September 30, 2026	Period from January 1, 2026 through March 5, 2026	Nine Months Ended September 30, 2025
	(in thousands)	(in thousands)
Operating activities	$1	$(9,951)	$(5,133)
Investing activities	(11,275)	(2,036)	(13,162)
Financing activities	195	20,496	6,559
Impact of foreign exchange rate on cash	93	89	331
Net change in cash, cash equivalents, and restricted cash	$(10,986)	$8,598	$(11,405)
Operating Activities
Net cash provided by operating activities was one thousand dollars for the 2026 Successor Period, which resulted from a net loss of $11.2 million, adjusted for non-cash items of $31.7 million and net cash outflows of $20.4 million from changes in working capital. Non-cash items primarily consisted of depreciation and amortization expense of $17.0 million, amortization of operating leases of $8.3 million, amortization of deferred financing costs of $4.1 million, and $1.8 million of stock-based compensation. The net cash outflow from changes in working capital was driven primarily by an increase in accounts receivable of $12.9 million due to the timing of customer invoices and payments, a decrease in operating lease obligations of $7.6 million due to timing of payments, and an increase in inventories, net of $6.9 million. The net cash outflows were partially offset by a decrease in prepaid expenses and other current assets of $3.8 million as well as an increase in accounts payable and accrued expenses of $2.9 million due to the timing of vendor invoices and payments.
Net cash used in operating activities was $10.0 million for the 2026 Predecessor Period, which resulted from net income of $107.9 million, adjusted for non-cash items of $123.6 million and net cash inflows of $5.7 million from changes in working capital. Non-cash items primarily consisted of non-cash income from reorganization items, net, of $139.2 million, depreciation and amortization expense of $5.9 million, amortization of operating leases of $2.9 million, non-cash inventory provisions of $2.5 million, amortization of deferred financing costs of $2.4 million, and $1.9 million of stock-based compensation. The net cash inflow from changes in working capital was driven primarily by an increase in accounts payable and accrued expenses of $8.9 million due to the timing of vendor invoices and payments, as well as a decrease in inventories, net of $2.1 million and a decrease in prepaid expenses and other current assets of $1.7 million due to timing of payments. The net cash inflows were partially offset by a decrease in operating lease obligations of $3.7 million and an increase in accounts receivable of $3.2 million due to timing of customer invoices and payments.
Net cash used in operating activities was $5.1 million for the 2025 Predecessor Period, which resulted from a net loss of $32.1 million, adjusted for non-cash items of $50.9 million and net cash outflows of $23.9 million from changes in working capital. Non-cash items primarily consisted of depreciation and amortization expense of $25.8 million, amortization of deferred financing costs of $11.1 million, amortization of operating leases of $10.2 million, stock-based compensation expense of $1.8 million, and non-cash inventory provisions of $1.4 million. The net cash outflow from changes in working capital was driven primarily by a decrease in operating lease obligations of $11.0 million, an increase in inventories, net of $7.2 million, and a decrease in accounts payable and accrued expenses of $6.9 million due to the timing of vendor invoices and payments. The net cash outflows were partially offset by a decrease in prepaid expenses and other current assets of $2.2 million.
Investing Activities
Net cash used in investing activities was $11.3 million for the 2026 Successor Period primarily due to cash purchases of property and equipment of $11.5 million, which were partially offset by $0.2 million in proceeds from sales of property and equipment.
Net cash used in investing activities was $2.0 million for the 2026 Predecessor Period primarily due to cash purchases of property and equipment of $2.9 million, which were partially offset by cash proceeds from property and equipment casualty losses and sales of $0.9 million.
Net cash used in investing activities was $13.2 million for the 2025 Predecessor Period and primarily consisted of $13.3 million of cash purchases of property and equipment, which were partially offset by $0.2 million of proceeds from sales of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.2 million for the 2026 Successor Period and primarily consisted of $5.0 million in proceeds from the Exit ABL Facility, which were partially offset by $4.8 million in payments on other short-term debt.
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
Net cash provided by financing activities was $6.6 million for the 2025 Predecessor Period and primarily consisted of $65.9 million of proceeds from revolving credit facilities, which was partially offset by $51.0 million of payments on revolving credit facilities, $4.6 million of debt issuance costs, $3.6 million in payments on other short-term debt, and $0.2 million in payments of contingent liabilities.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Nine Energy Service, Inc.

Date:	November 9, 2026	By:	/s/ Ann G. Fox
Ann G. Fox
President, Chief Executive Officer, Secretary and Director
(Principal Executive Officer)

Date:	November 9, 2026	By:	/s/ Heather Schmidt
Heather Schmidt
Chief Financial Officer
(Principal Financial Officer)